Form 10-K
period 1995-05-31
CRESTED CORP
filed 1995-09-13
CIK 25657

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended May 31, 1995 or
                                                          ------------
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ____________
Commission file number 0-8773
                       ------

                                 CRESTED CORP.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


         Colorado                                        84-0608126
------------------------------------------    ----------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                   Identification No.)

         877 North 8th West
         Riverton, WY                                    82501
------------------------------------------    ----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, including area code:  (307) 856-9271
                                                     ----------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.001 PAR VALUE
                        ------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO _____
                                               -----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 7, 1995, computed by reference to the average of the bid and asked prices for the Registrant's common stock as reported by NASDAQ for the week then ended, was approximately $937,237.

            Class                              Outstanding at September 7, 1995
------------------------------------------    ----------------------------------
     Common Stock, $0.001 par value                    10,208,094 shares

Documents incorporated by reference:  Portions of the documents listed below
------------------------------------
have been incorporated by reference into the indicated parts of this report as specified in the responses to the item numbers involved:

     1995 Annual Meeting Proxy Statement for the fiscal year ended May 31, 1995, into Items 10-13 of Part III of the filing.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART I
                                    ------

ITEM 1. DESCRIPTION OF BUSINESS

(A) GENERAL.

     Crested Corp. ("Crested", "Company" or "Registrant") is in the general minerals business of acquiring, developing, exploring and/or selling or leasing mineral properties and, from time to time, mining and marketing of minerals. Crested is now engaged in two principal mineral sectors: uranium and gold. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. Crested is also engaged in commercial operations (real estate and general aviation).

     Most of Crested operations are conducted through a joint venture with U.S. Energy Corp. ("USE", its parent company) and various joint subsidiaries of USE and Crested. The joint venture with USE is hereafter referred to as "USECC".

     Crested was incorporated in Colorado on September 18, 1970. All operations are in the United States. Principal executive offices are located at 877 North 8th Street West, Riverton, Wyoming 82501, telephone (307) 856-9271.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     (1)  The Registrant operates in two business segments: (i) minerals and
(ii) commercial operations. See Footnote I to the Consolidated Financial Statements. The Registrant engages in other miscellaneous activities such as oil and gas exploration, development and production. The principal products of the operating units within each of the reportable industry segments are:

     INDUSTRY SEGMENTS                     PRINCIPAL PRODUCTS
     -----------------                     ------------------
     Minerals                  Sales and leases of mineral properties and, from
                               time to time, the production and/or marketing of
                               uranium, gold and molybdenum.

     Commercial Operations     Operation and rental of real estate, operation of
                               an aircraft fixed base operation (including
                               airplane charter service, aircraft fuel sales,
                               flight instruction and aircraft maintenance), and
                               provision of various contract services, including
                               managerial services for subsidiary companies;
                               operations (through Plateau Resources Limited, a
                               wholly-owned subsidiary of USE) of a motel and
                               rental real estate in Utah.

     (2) The Registrant is not required to include interim financial statements.

NET REVENUES BY CRESTED SEGMENT

     Percentage contributions by the two Crested segments in the last three fiscal years were:

                             Percentage of Net Revenue During Year Ended
                             ---------------------------------------------
                             May 31,           May 31,             May 31,
                              1995              1994                1993
                              ----              ----                ----

Minerals                       4%               76%                 74%
Commercial Operations         35%               12%                 11%

(C) NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT (INCLUDING ITEM 2 - PROPERTIES DISCLOSURE).

     Crested is principally engaged in the general minerals business. This segment involves the acquisition, exploration, sale or leasing and/or development of minerals and mining properties, with primary interests in uranium, gold and molybdenum properties in the western United States. Crested also holds oil and gas interests in Montana and Wyoming.

MINERALS

URANIUM

Crested has interests in several uranium properties in Wyoming and Utah, including uranium processing mills in Sweetwater County, Wyoming ("Sweetwater Mill") and in southeastern Garfield County, Utah ("Shootaring Mill"). Crested is holding these interests in anticipation of renewed demand for uranium concentrates ("U\\3\\O\\8\\") by public utilities in the United States that operate nuclear powered electrical generation facilities.

All the uranium properties are located in areas which have produced significant amounts of uranium in the 1970s and 1980s.

The property interests are:

Unpatented lode mining claims on Green Mountain (Fremont County, Wyoming), including 105 claims on which the Round Park uranium deposit is located, and the Sweetwater Mill, (23 miles south of Green Mountain). These assets are held by the Green Mountain Mining Venture ("GMMV"), owned 50 percent by USE and USECC, and 50 percent by Kennecott Uranium Company ("Kennecott"), a subsidiary of Kennecott Corporation. All claims are accessible by county and United States Bureau of Land Management ("BLM") access roads. Exploration and delineation of the principal uranium resources in the proposed Jackpot Mine into the Round Park deposit have been substantially completed and the BLM has prepared a draft Environmental Impact Statement for the proposed mine. The proposed Jackpot Mine has had no previous operators, and would be a new mine when opened. The Big Eagle Mine and related claim groups (which are part of the claims held by GMMV), are accessible by county and private roads. The Big Eagle Mine was first operated by Pathfinder Mines Corporation ("PMC") starting in the late 1970s.

Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming (these claims are adjacent to and west of the Big Eagle mining claims held by GMMV). These assets are held by the Sheep

Mountain Partners partnership ("SMP"), the partners of which are USE and Crested, doing business as the USECC Joint Venture, and Nukem, Inc. ("NUKEM") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). The Sheep Mountain Mines 1 and 2 are accessible by county and private roads and were first operated by Western Nuclear, Inc. in the late 1970s.

The above properties contain uranium mineralization in sandstones of Tertiary age, as is typical of most Wyoming uranium deposits. Electric power to all the above Wyoming properties is furnished by either Pacific Power & Light or Hot Springs Rural Electric Association.

The Tony M and Frank M Mines are underground uranium mines located on unpatented lode mining claims in San Juan County, Utah. These mines are accessible by county roads. The mines (originally developed by Plateau Resources Limited, a Utah corporation ("Plateau") at the time Plateau was owned by Consumers Power Company, a Michigan public utility), the nearby Shootaring Mill, low grade uranium ore stockpiled at the mill, and related mill support facilities, are held by Plateau, which is a wholly-owned USE subsidiary in which Crested owns a contingent interest. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the above uranium mines are in production, they produce ore containing about four to eight pounds of uranium concentrates per ton and this ore must be processed at a mill into U\\3\\O\\8\\, the saleable product.

There can be no assurance of renewed market demand for uranium concentrates, that would result in sufficient price increases for concentrates, to warrant commencement of mining and milling operations on any of the foregoing properties.

GREEN MOUNTAIN PROJECT

GMMV. In fiscal 1990, USE and Crested sold 50 percent of their interests in certain unpatented lode mining claims on Green Mountain (hereafter, "Green Mountain Claims), and certain other rights, to Kennecott for $15,000,000 cash (Crested's share of the proceeds was $2,400,000, and the balance was USE's). In fiscal 1991, USE and USECC ("USE Parties") and Kennecott formed the GMMV to develop, mine and mill uranium ore from the Green Mountain Claims, and market uranium oxide concentrates to utilities using nuclear power to generate electricity.

Kennecott agreed to fund the first $50,000,000 of GMMV expenditures, pursuant to Management Committee budgets. Thereafter, GMMV expenses will be shared by the parties generally in accordance with their participating interests (50 percent Kennecott, 50 percent USE Parties). Kennecott will also pay a disproportionate share (up to an additional $45,000,000) of GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30,000,000 of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for $15,000,000 of such operating expenses).

Pursuant to the joint venture agreement, each party's participation interest in the GMMV is subject to reduction for voluntary or involuntary failure to pay its share of expenses as required in approved budgets (including Kennecott's commitment to fund the initial $50,000,000 of GMMV expenditures), so that in effect the interest held by each party collateralizes its performance. However, a defaulting party would remain liable for third party liabilities incurred during GMMV operations, proportionate to its interest before reduction.

GMMV cash flows will be shared between Kennecott and the USE Parties according to their participation interests. However, 105 of the Green Mountain Claims cover the Round Park uranium deposit, currently believed to be the most significant mineralized resource on Green Mountain. These 105 claims were formerly owned solely by USE. Pursuant to an agreement between USE and Crested, cash flow from production of uranium out of these 105 Green Mountain Claims will be distributed only to USE and Kennecott, and GMMV expenditures from such properties will be shared 50 percent by USE and 50 percent by Kennecott.

The USE Parties' share of GMMV cash flow resulting from the balance of the properties (outside the 105 claims) previously owned by USE and Crested together, will be shared equally by USE and Crested; GMMV expenditures from such properties will be shared 25 percent each by USE and Crested, and 50 percent by Kennecott. Such latter properties are expected to be developed after the Round Park deposit is developed and placed into production and may be accessed through the proposed tunnels at the Jackpot Mine.

The GMMV Management Committee has three Kennecott representatives and two USECC representatives, acts by majority vote, and appoints and supervises the project manager. The USE Parties acted as project manager during fiscal 1991 and 1992 and in fiscal 1993, Kennecott succeeded as project manager and has continued as project manager since then. USECC has continued work on a contract basis at Kennecott's request.

Pre-development activities on the GMMV properties have included environmental and mining equipment studies, mine permitting and planning work, property maintenance, setting up a uranium marketing program, acquisition and monitoring of the Sweetwater Mill and application to the U. S. Nuclear Regulatory Commission ("NRC") to convert the Sweetwater Mill license from standby to an operating license. For fiscal 1996, GMMV plans to complete a sediment dam, sediment basin and drainage diversion ditch, build a fuel storage facility and other support facilities and make improvements to existing facilities.

PROPERTIES AND MINE PLAN. GMMV owns 443 Green Mountain Claims, including the 105 claims on which the Round Park uranium deposit is located. Surface rights are owned by the United States Government under management by the BLM. In addition, other uranium mineralization has been delineated in the Phase 2 and Whiskey Peak deposits on these properties, which formerly belonged to USE and Crested. These deposits are undeveloped.

Drilling and exploration work has been conducted on the Round Park deposit, and USECC has constructed two portals for the Jackpot Mine declines. Roads and utilities have been put in place, which are believed to be satisfactory to support future mine development.

GMMV also owns the Big Eagle Properties on Green Mountain, which contain substantial uranium mineralization, and are adjacent to the other GMMV mining claims. The Big Eagle Properties contain one underground and two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of ore. The assets include 38,000 and 8,000 square foot buildings formerly used by PMC in mining operations. Also included are three ore-hauling vehicles, each having a 100-ton capacity. Permits transferred to GMMV for the properties include: a permit to mine, an air quality permit, and water discharge and water quality permits. GMMV owns the mineral rights to the underlying unpatented lode mining claims.

The Round Park mining claims contain a deposit of uranium which has been estimated by USECC to contain 52 million pounds of U\\3\\O\\8\\ averaging .23% uranium oxide using a grade-thickness cut-off of .6 (i.e., deposit areas were excluded unless deposit bed thickness at intercept, times intercept grade of uranium mineralization, exceeded .6). GMMV plans to mine this deposit from the Jackpot Mine, which will be driven underground from the south side of Green Mountain when the market for uranium oxide concentrates improves. The first of several mineralization horizons is about 2,300 feet down from the top of Green Mountain.

The mine plan provides for two declines to be driven from the side of Green Mountain, extending about 10,400 feet into the deposit; one decline will be used for ventilation and transportation of personnel, and the other will convey ore, rock and waste out of the mine.

Crested expects mine development costs will not exceed $25,000,000 to begin production from the Round Park deposit. However, cost estimates may change as exploration and initial development progress. Pursuant to the GMMV agreement, Kennecott has agreed to fund the initial $50,000,000 in development costs including reclamation costs. Additional costs would be funded by operations and/or by cash assessments on the venturers.

SWEETWATER MILL. In fiscal 1993, GMMV acquired the Sweetwater uranium processing mill and associated properties located in Sweetwater County, Wyoming, 23 miles south of the proposed Jackpot Mine, from Union Oil Company of California ("UNOCAL"), primarily in consideration of Kennecott and GMMV assuming environmental liabilities, and decommissioning and reclamation obligations.

Kennecott is manager of the Sweetwater Mill and, as such, will be compensated by GMMV out of production. Payments for pre-operating management will be based on a sliding scale percentage of Mill cash operating costs prior to Mill operation; payments for operating management will be based on 13 percent of mill cash operating costs when processing ore. Cash operating costs are defined as all costs for labor (supervisory, operating, maintenance and laboratory), reagents, utilities, materials and supplies (fuels, grinding balls and other mill equipment, etc.), road and access maintenance, environmental and regulatory costs (including permitting and remediation costs), concentrate shipping costs, vehicle and equipment operating costs, insurance, and employee health and benefit costs.

Kennecott, as mill operator, has initiated discussions and appropriate filings with the NRC regarding amendments to the Source Material License to resume ore processing at the Sweetwater Mill. Separately, Kennecott has applied to the NRC for permission to use a mill tailings cell to hold low level tailings waste from an ion exchange plant owned by USE and Crested in the Crooks Gap area.

The Sweetwater Mill includes buildings, milling and related equipment, real estate improvements, mining and mill site claims and other real property interests, personal property and intangible property (including government permits relating to operation of those properties). The major assets are the mill buildings and equipment located on approximately 92 acres.

The mill was designed as a 3,000 ton per day ("tpd") facility. UNOCAL's subsidiary Minerals Exploration Company reportedly processed in excess of 4,200 tpd at times. The mill is one of the newest uranium milling facilities in the United States, and has been maintained in good condition. UNOCAL has reported that the mill buildings and equipment have historical costs of $10,500,000 and $26,900,000, respectively.

As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). GMMV has agreed to be responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $23,960,000. None of the GMMV future reclamation and closure costs are reflected in the Crested Consolidated Financial Statements (see Note K to Crested Consolidated Financial Statements).

UNOCAL has agreed that if GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001, (which liabilities are not due solely to the operations of GMMV), then UNOCAL will reimburse GMMV the first $8,000,000 of such expenditures. Any such reimbursement may be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the mill. In any event, until such time as environmental and reclamation undertakings are liquidated against the bonds, such costs are not deemed expenditures under Kennecott's $50,000,000 development commitment (but bond costs may be charged against such commitment).

The reclamation and environmental liabilities assumed by GMMV consist of two categories: (1) cleanup of the inactive open pit mine site near the mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the mill building, equipment and tailings cells after mill decommissioning. Current liabilities for such efforts have been established at approximately $16,322,900 by the Wyoming Department of Environmental Quality ("WDEQ") for mine pit site matters (exercising EPA-delegated jurisdiction to administer the Clean Water Act and the Clean Air Act, and directly administering Wyoming statutes on mined land reclamation), and by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

Although the GMMV is liable for all reclamation and environmental compliance costs associated with mill and site maintenance, as well as mill decontamination and cleanup and site reclamation and cleanup after the mill is decommissioned, Crested believes it is unlikely Crested would have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs may be within the $50,000,000 development commitment of Kennecott Uranium Company for GMMV. These costs are not expected to increase materially if the mill is not put into operation. Second, to the extent GMMV is required to spend money on reclamation and environmental liabilities related to mill and site operations during ownership by Minerals Exploration Company, UNOCAL has agreed to fund up to $8,000,000 of such costs (provided such costs are incurred before February 1, 2001 and before mill production resumes), which would be recoverable only out of future mill production (see above). Third, payment of reclamation and environmental liabilities related to the mill is guaranteed by Kennecott Corporation, parent of Kennecott Uranium Company. Last, the GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities when mining and milling operations are shut down.

Kennecott Corporation will be entitled to contribution from the USE Parties in proportion to their participation interests in GMMV, if Kennecott Corporation is required to pay mill cleanup costs directly pursuant to its guarantee. Such contributions to Kennecott Corporation only would be required if the liabilities cannot be satisfied within the initial $50,000,000 development commitment, and then only to the extent there are insufficient funds from the accumulated reclamation reserve. In addition, if and to the extent such liabilities resulted from UNOCAL's mill operations, and payment of the liabilities was required before February 1, 2001 and before mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL, before Kennecott Corporation would be required to pay on its guarantee. However, notwithstanding the preceding, the extent of any ultimate Crested liability for contribution to mill cleanup costs cannot be predicted.

PERMITS. In March 1993, GMMV applied to the WDEQ for a Permit to Mine the Round Park deposit through the Jackpot Mine, for up to 22 years; this document presently is under review and a hearing has been set on the permit before the Wyoming Environmental Quality Council ("EQC") for the week of

September 18, 1995. Until this Permit is granted, no further construction of mine facilities is allowed; no further underground mine development can occur, and the Round Park Deposit cannot be mined.

Initial environmental studies have been submitted to appropriate governmental regulators, and are being reviewed. Applications to appropriate water have been made, and an NPDES permit has been obtained (expiring December 31, 1997). Additional surface water, weather and wetland studies have also been initiated.

In 1993, the BLM, as manager of federal lands, determined that the potential effects of the Jackpot Mine (and associated work areas and roads) on surface and ground waters, air quality, animal habitat and local fauna at Green Mountain should be presented and analyzed by an environmental impact statement ("EIS"). A draft EIS has been prepared by the BLM (funded by the GMMV) and published for public comment. A final EIS is expected to be submitted to the WDEQ in the near future. Following the WDEQ technical review of the Jackpot Mine plan, the Permit Application will be presented for public comment. After the EIS record of decision by the BLM, the Permit to Mine would be issued by the WDEQ (with any amendments to conditions required after public hearings and final WDEQ review).

Also in 1993, an application was submitted to the BLM for upgrading roads to the Sweetwater Mill. This application is still under review as part of the EIS.

Uranium was mined on Green Mountain in the 1970s and 1980s. USE and Crested do not anticipate any adverse environmental impacts from the Jackpot Mine which cannot be mitigated to acceptable levels. Accordingly, the Permit to Mine the Round Park deposit through the Jackpot Mine portal is expected to be issued by the WDEQ in due course, subject to delays from objections and appeals of WDEQ decision by possible project opponents.

The Environmental Protection Agency has promulgated final rules for radon emissions. These regulations affect the mining and milling of uranium and may require substantial expenditures for compliance. GMMV may need to install venting at mine sites, and must monitor radon emissions at the mines, as well as wind speed, direction and other conditions. Crested believes all of the uranium operations in which it owns an interest, are in compliance with these rules.

CONCERNING KENNECOTT. Kennecott Corporation is a wholly-owned United States subsidiary of The RTZ Corporation PLC ("RTZ"),. a United Kingdom public company. RTZ is one of the world's leading international natural resource companies and one of the largest companies in the United Kingdom with a market capitalization exceeding $9 billion. Kennecott Corporation owns and operates several mines through wholly-owned subsidiaries, including the Bingham Canyon, Utah open pit copper mine which was started in 1906.

Crested has no knowledge of any guarantee by Kennecott Corporation or RTZ of the performance by Kennecott Uranium Company of Kennecott Uranium Company's development commitment under the GMMV joint venture agreement. Further, Crested has no knowledge whether earnings of Kennecott Uranium Company are retained by it, or remitted to its parent Kennecott Corporation. Accordingly, performance by Kennecott Uranium Company of its development commitment under the GMMV joint venture agreement is not assured.

SHOOTARING CANYON MILL

ACQUISITION OF PLATEAU RESOURCES. On August 11, 1993, USE purchased from Consumers Power Company ("CPC"), all outstanding stock of Plateau, a Utah corporation. Plateau owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah ("Shootaring Mill"). The Shootaring Mill holds a source materials license from the NRC.

USE paid nominal cash consideration for the Plateau stock, but as additional consideration, USE has agreed:

(a) to perform or cause Plateau to perform all studies, remedial or other response actions or other activities necessary from time to time for Plateau to comply with environmental monitoring and other provisions of (i) federal and state environmental laws relating to hazardous or toxic substances, and (ii) the Uranium Mill Tailings Radiation Control Act, the Atomic Energy Act of 1954, and administrative orders and licenses relating to nuclear or radioactive substances or materials on the property of or produced or released by Plateau; and

(b) to indemnify CPC from all liabilities and costs related to the presence of hazardous substances or radioactive materials on Plateau property, and to any future violation of laws and administrative orders and licenses relating to the environment or to nuclear or radioactive substances.

At closing, Plateau transferred $2,500,000 cash to fund the "NRC Surety Trust Agreement" with a commercial bank as trustee. The trustee is to pay future costs of Shootaring Mill decommissioning, site reclamation, and long term site surveillance, as directed by the NRC. The amount transferred to the trust is the minimum amount now required by the NRC as financial assurance for clean up after permanent shut down of the Shootaring Mill.

Also at closing, Plateau transferred $4,800,000 cash to fund the "Agency Agreement" with a commercial bank. These funds will be available to indemnify CPC against possible claims related to environmental or nuclear matters, as disclosed above, and against third-party claims related to an agreement between Plateau and the third-party. See Note K to the Crested audited Consolidated Financial Statements.

There are no present claims against funds held under either the Trust Agreement or Agency Agreement. Funds (including accrued interest) not disbursed under the Trust and Agency Agreements will be paid over to Plateau upon termination of such Agreements with NRC concurrence.

The consideration paid by USE was determined by negotiation with CPC, taking into account estimated annual Shootaring Mill holding costs, and estimated future Mill decommissioning and site reclamation costs as required by the NRC and the Utah Department of Natural Resources, Division of Oil, Gas and Mining ("DOGM").

The Plateau acquisition was negotiated and closed solely for the account of USE, in light of potential NRC objections to selling Plateau to the USECC joint venture. Subsequent to closing, in September 1993, USE and Crested agreed that after Plateau's unencumbered cash has been depleted, USE and Crested each will assume one-half of Plateau's obligations, and share equally in Plateau operating cash flows, pursuant to the USECC Joint Venture.

SHOOTARING MILL AND FACILITIES. The Shootaring Mill is located in south-eastern Utah, approximately 13 miles north of Lake Powell, and 50 miles south of Hanksville, Utah via State Highway 276, then four miles west on good gravel roads. The entire facility occupies 18.9 acres of a 264.52 acre plant site. The mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer 1982. In 1984, Plateau suspended operations and put the mill on standby because of the depressed uranium concentrate market.

Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities have been performed. The current source materials license with the NRC is for a standby operation only and expired on December 31, 1993. Prior to expiration, USE applied for, and Crested expects either license renewal or extension of its expiration date in due course.

Plateau owns approximately 90,000 tons of low grade uranium ore stockpiled at the mill site.

USE has informed Crested that it intends to cause Plateau to continue maintenance activities pending evaluation of resuming Shootaring Mill operations to process uranium ores to concentrates in anticipation of increased concentrate prices. NRC and DOGM approval will be required prior to commencing such operations.

TICABOO TOWNSITE

Plateau also owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the mill. The Ticaboo site includes a 66 room motel, general store, laundromat facility, 98 single family home sites, 151 mobile home sites, and 26 recreational vehicle sites (all with utility access). The townsite is located on a State of Utah lease near Lake Powell, and is being operated as a commercial enterprise. USE and Crested plan to further develop the townsite, and have been seeking financial partners. Interim funding for limited improvements on the commercial operations are being provided by a private company affiliated with a director of Crested and USE. See Part III, Item 12 "Certain Relationships and Related Transactions."

SHEEP MOUNTAIN PARTNERS ("SMP")

PARTNERSHIP. SMP is a Colorado general partnership formed on December 21, 1988 between USECC, and Nukem, Inc. through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). Nukem, of Stamford, Connecticut is a uranium brokerage and trading concern. During fiscal 1991, certain disputes arose among the partners of SMP. These matters are in arbitration and a decision is expected by December 1995 or early in calendar 1996. See Item 3 - "Legal Proceedings."

In February 1988, USE and Crested acquired uranium mines and mining equipment properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. (a subsidiary of Phelps-Dodge Corporation). USE and Crested, doing business as USECC, mined and sold uranium ore from one of the underground mines in fiscal 1988 and 1989. Production ceased in fiscal 1989, because uranium could be purchased from the spot market at prices below SMP mining and milling costs. These Crooks Gap properties are adjacent to the Green Mountain Project.

USE and Crested sold 50 percent of their interests in the Crooks Gap properties to Nukem's subsidiary CRIC for cash; the parties thereafter contributed the properties to SMP, in which USE and Crested received an undivided 50 percent interest. Each group provided one-half of $350,000 (later reduced to $315,000) to purchase equipment from Western Nuclear, Inc.; USE and Crested also contributed their interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions.

SMP was directed by a management committee, with three members appointed by USECC, and three members appointed by Nukem/CRIC. The committee has not met since 1991 because of the arbitration/litigation pending between the parties.

PROPERTIES. SMP owns 77 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines, mining equipment, and an inventory of uranium ore. An ion-exchange plant is located near the SMP properties, but is held by USECC and not SMP. Production from the properties is subject to sliding-scale royalties payable to Western Nuclear, Inc.; the rates are from one to four percent on recovered uranium concentrates. Two Wyoming State leases (one for minerals covering 640 acres, and one for surface use covering 142 acres) expired in early 1994, and will not be renewed.

Various structures and equipment are located on the properties: three operating and three non-operating mine headframes with hoists; maintenance shops; offices; and other buildings, equipment and supplies.

SMP also has interests in 59 unpatented mining claims, one State mineral lease and one State surface use lease, which have been conveyed to Pathfinder Mines Corporation ("PMC"). The conveyance originally was made to induce PMC to mill ore produced from the properties, at PMC's mill. These properties contain a previously-mined open-pit uranium mine (the Congo pit) and three underground mines. PMC has the right to mine a portion of these properties (the Congo area), by open-pit or in-situ techniques to certain depths, without royalty or other obligations to SMP. PMC has the responsibility for reclamation work needed thereon as a result of its activities. If PMC mines any portion of the properties outside the Congo area, a 3% royalty is owed to SMP. Conversely, SMP has the right to mine portions of the claims and leases outside the Congo area (and specified surrounding zones) by underground mining techniques, subject to a 3% royalty to PMC. PMC has completed an exploration program on a portion of these properties, and advises it presently does not intend any further development. The 59 claims and two leases may be reacquired from PMC by SMP. PMC has decommissioned and dismantled its two uranium mills in the vicinity.

An ion exchange plant on the former PMC properties (and now held by USECC) was used to remove natural soluble uranium from mine water. USE on behalf of USECC has submitted a plan to the NRC to decommission this facility. However, management is reviewing the economics of relicensing this facility as part of a potential in-situ leach uranium mining operation.

PROPERTY MAINTENANCE. As operating manager for SMP, USECC is responsible for exploration, mining, and care and maintenance of SMP mineral properties. USECC was to have been reimbursed by SMP for certain expenditures on the properties. Nukem/CRIC have refused to allow SMP to pay USECC for care and maintenance and other work performed since the spring of 1991. Currently, USECC has a limited care and maintenance staff on site to maintain the mines and pump mine water to prevent flooding of the mines.

SMP MARKETING. Nukem, Inc. was engaged by SMP to provide SMP with financial expertise and marketing services. SMP entered into a marketing agreement with CRIC, which was assigned to and assumed by Nukem, to provide marketing and trading services for SMP, which included acquiring uranium for SMP by purchasing or borrowing. Nukem was to be reimbursed at its direct costs for acquiring such uranium for SMP. USECC, SMP and Nukem had seven long-term contracts (five remaining) for sales of uranium to eight domestic utilities. SMP had paid annual nonaccountable fees of $300,000 for marketing to Nukem, but SMP ceased making such payments in the spring of 1991, when Nukem/CRIC refused to authorize payment of care and maintenance costs.

SMP's uranium supply contracts either are base-price escalated or market-related (referring to how price is determined for uranium to be delivered). Base-price escalated contracts set a floor price which is escalated over the term of the contract to reflect changes in the GNP price deflator. The current base-price escalated contract of SMP requires deliveries of 130,000 pounds of uranium concentrates per year through 1997. The amounts deliverable under the contract may be increased or decreased by the utility, in amounts from 10% to 25%. Prices of uranium for deliveries under the base-escalated price contract currently exceed prices at which uranium can be purchased in the spot market.

Under the market-related contracts, the purchaser's cost depends on quoted market prices and the price at which a willing seller will sell its U\\3\\O\\8\\ during specified periods before delivery. Some of these contracts place a ceiling on the purchase price, substituting a base-price escalated amount, if the market price exceeds a certain level. Under the terms of the various market-price related contracts, SMP is required to deliver from 903,200 to 1,213,800 pounds of uranium annually from 1996 to 2000, which amounts may be increased or decreased by specified percentages.

Through fiscal 1995, Crested and its affiliates have satisfied most of these contracts with either uranium previously produced by SMP, borrowed from others, or purchased on the open market. A number of disputes have arisen among USECC and Nukem/CRIC, and USECC initiated litigation against Nukem, CRIC and certain of their affiliates, which, by stipulation of the parties, is to be resolved by binding arbitration. See Item 3 - "Legal Proceedings."

Nukem's performance under the SMP utility supply contracts has been in dispute since fiscal 1993, and the cooperation of Nukem to assure deliveries to customers pending resolution of the SMP disputes, is not assured.

PERMITS. Permits to operate current mines on SMP properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, an NPDES permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. During the past year, SMP did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the McIntosh Pit.

URANIUM MARKET INFORMATION. In recent years there have been several major producers of uranium in the United States (Pathfinder Mines Corporation, Chevron Resources, Uranium Resources Inc., Freeport-McMoRan Resource Partners, L.P., Energy Fuels Nuclear, Inc., Ferrett Exploration, General Atomics and others). Many of these operations are in standby mode due to current low prices for U\\3\\O\\8\\. There are currently several major producers in Canada (Cameco, Cogema Canada, Ltd. and Rio Algom); Australia (Energy Resources of Australia and Pancontinental Mining, Ltd.); Africa (Cogema and RTZ's Rossing unit), and Europe. The market deteriorated as the Commonwealth of Independent States ("CIS"), increased exports to the western uranium spot market, which slowed down the reduction of western inventories.

Uranium is primarily used in nuclear reactors that heat water to drive turbines that generate electricity. There are presently some 546 commercial nuclear power plants worldwide either operating, under construction or planned. Of them, 72 are under construction and 52 are planned. Current worldwide consumption is about 150 million pounds of U\\3\\O\\8\\ per year, but worldwide production is only about 75 million pounds per year. Published reports indicate that approximately 31 percent of the worldwide nuclear-powered electrical generating capacity is in the U.S., 49 percent is in western Europe, and 14 percent is in the Far East. Although the reactors in western Europe have a greater aggregate generating capacity and fuel usage, the supply of uranium for those reactors has been obtained for relatively long periods, and the market requiring the greatest supply of uranium for the next few years is believed to be the United States. The Asia Pacific region is also developing into a significant uranium consumer, due to announced plans for rapid expansion of nuclear power programs in Japan, Korea, Taiwan and the Russian Federation. This region accounts for most of the 72 power plants which are ordered or under construction.

Pursuant to Suspension Agreements signed in fiscal 1993 between the United States Department of Commerce ("DOC") and certain of the Republics of the CIS, to rectify prior damage to domestic United States uranium producers from dumping sales of U\\3\\O\\8\\ by certain CIS republics, all spot sales of U\\3\\O\\8\\ delivered into the U.S. now reflect quota restrictions on U\\3\\O\\8\\ imports from the CIS. However, there are provisions which allow certain long-term uranium sales contracts entered into with domestic utilities prior to March 5, 1992, to be grandfathered.

NUEXCO EXCHANGE VALUE. The market related contracts of SMP are based on an average of the Nuexco Exchange Value ("NEV") for 2, 3 or more months before uranium delivery. The high and low NEV reported on U\\3\\O\\8\\ sales during Crested's past five fiscal years are shown below. NUEXCO Exchange Values are reported monthly and represent NUEXCO's judgment of the price at which spot and near term transactions for significant quantities could be concluded. NEVs for fiscal 1993 are higher for U.S. transactions, due to the impact of CIS import restrictions since late 1992. These prices ("US NEV") were reported by NUEXCO for spot sales in the restricted U.S. market.

                                 NUEXCO EXCHANGE VALUE
                                 ---------------------
          Years Ended          US $/pound of U\\3\\O\\8\\
                               --------------------------
             May 31,              High            Low
          -----------             ----            ---
              1991................11.70           8.35
              1992................ 9.05           7.75
              1993................10.05           7.75
              1994................10.20           9.25
              1995................11.00           9.50

US NEV was $11.85 as of July 31, 1995.

On August 31, 1993, NUEXCO made a public release that clarified its definition of the NEV with reference to restricted and unrestricted terminology, so that the restricted market values apply to all products and services delivered in the U.S. as well as non-CIS origin products and services delivered outside the U.S.

In the U.S., uranium is generally supplied to electric utilities under medium to long-term supply agreements, which require deliveries more than one year after entry into the contract. These agreements are designed to provide both the producer-supplier and the customer with comfort as to the amount of uranium desired and the availability of supply at a predictable price. Utilities generally seek supply contracts at least two to three years before their needs occur. It is expected that a large portion of U.S. demand will be secured by electric utilities entering into contracts in the next two to four years. There also is an active spot market, through which approximately 5 to 10 percent of uranium concentrate needs are satisfied.

NUEXCO reports that through the first six months of 1995, U.S. utilities bought 22,100,000 pounds U\\3\\O\\8\\ equivalent in the spot and near term market, and another 64,000,000 pounds U\\3\\O\\8\\ equivalent was purchased under outstanding long-term contracts. A portion of the spot and near term market sales may have supplied purchases under long-term contracts. While total demand in 1994 exceeded domestic production, there remains a near-term supply of U\\3\\O\\8\\ equivalent from domestic producers' inventory, and from unrestricted (i.e., not under quotas) foreign producers current production and inventory. Crested expects these and other factors (e.g., weapons grade uranium conversions) will moderate price increases, which otherwise might be expected from the shortfall of United States production meeting demand, into fiscal 1996, in spite of increasing interest from U.S. utilities in renewing long-term contracts at higher than spot market prices. To date in fiscal 1995, long-term contract prices have increased moderately.

GOLD

LINCOLN PROJECT (CALIFORNIA)

SUTTER GOLD MINING COMPANY. In fiscal 1991, Crested acquired an interest in the Lincoln Project (including the underground Lincoln Mine) in the Mother Lode Mining District of Amador County, California. This property, formerly held by the Sutter Gold Venture ("SGV"), a mining joint venture, is now wholly owned by USECC Gold L.L.C., a Wyoming limited liability company. Until the end of fiscal 1994, Seine River Resources Inc. (a Vancouver Stock Exchange listed company which is not affiliated with Crested or its affiliates, "SRRI") was a joint venture party in SGV. USECC Gold is a subsidiary of Sutter Gold Mining Company, a Wyoming corporation ("SGMC").

USECC Gold expects to commence additional exploration and mine development as soon as funding is provided through a joint venture or other source. Although USECC Gold is in discussions with possible joint venture partners, there can be no assurance that sufficient funding will be made available. It is unlikely, therefore, that this property will be placed into production during the 1996 fiscal year. See "Permits and Future Plans."

USECC Gold and SRRI had intended to operate SGV as equal 50 percent venturers. However, because of SRRI defaults on its obligations, USE and Crested had acquired (through USECC Gold) by the end of fiscal 1993 a 90 percent aggregate equity interest in the Lincoln Project (and the interests in USECC Gold were owned 88.89 percent by USE, and 11.11 percent by Crested). By the end of fiscal 1994, SRRI owed USE and Crested $1,970,507 for SGV property holding costs, permitting costs and mine maintenance expense incurred and paid for by USE and Crested since March 1992, including interest and management fees charged by USE and Crested. As of May 23, 1994 SRRI agreed to assign its remaining 10 percent interest in SGV to USE as payment for the $1,970,507 owed USE and Crested. However, only the $1,389,272 of costs and expenses paid for by USE and Crested was recorded; $581,235 for interest and management fees was written off as uncollectible. SRRI also issued 400,000 common shares of stock and delivered them to USE as final payment of any deficiencies for pre-fiscal 1994 indebtedness (owed by SRRI to SGV) which had been secured with SRRI's interest in SGV and which USE and Crested acquired in lieu of foreclosure (see Note F to the Crested Consolidated Financial Statements). SRRI's 10% interest was delivered to USE and Crested in fiscal 1994.

Subsequent to the end of fiscal 1994, the Sutter Gold Venture was terminated, USE and Crested formed Sutter Gold Mining Company, and agreed to exchange their interests in USECC Gold for common stock of Sutter Gold Mining Company (hereafter, "SGMC"). SGMC is owned 89 percent by USE and 11 percent by Crested; USECC Gold is a subsidiary of SGMC.

SGMC continues to seek an industry partner or other means to obtain the capital necessary for additional exploration, mine development, construction of a gold mill and related facilities, and startup capital to put the gold mine into full production at an initial rate of 300 tons per day.

During fiscal years 1992 through 1995, SGV conducted environmental studies, drafted initial mine and mill designs, mined bulk samples from the Lincoln Mine for assay and mill design purposes, installed an underground water treatment plant to treat mine water seepage, and performed other work to support application for operating permits. See "Properties", below.

PROPERTIES. SGMC (through its subsidiary USECC Gold) holds approximately 14 acres of surface and mineral rights (owned), 362 acres of surface rights (leased), 217 acres of mineral rights (leased), and 374 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside Sutter Creek.

Total land holding costs are estimated at $418,200 for the two fiscal years ending May 31, 1997, including $77,400 for payments on two parcels (14 acres) purchased in 1994; payment of advance royalties and lease rental payments coming due in 1995 and 1996 on other surface and mineral properties, totalling $340,840; and property taxes of $60,000 ($30,000 annually); and other miscellaneous lease payments. Property taxes will increase to about $100,000 annually when the mill is built and the mine is in production.

The leases are for varying terms (the earliest expires in November 1995), and require rental fees, advance production royalties, real property taxes and insurance. Leases expiring before 2010 will generally be extended, so long as minerals are continuously produced from the property that is subject to the lease. Other leases may be extended for various periods on terms similar to those contained in the original leases. Production royalties are from four to seven percent, and up to 20 percent for some areas of high-grade ore. The various leases have different methods of calculating royalty payments (net smelter return, gross proceeds, and net profits interest).

Amador United Gold Mines ("Amador United") was a prior owner of certain leases which it conveyed to the Lincoln Project when owned by Meridian Minerals, in return for which Amador United received a right of first refusal to buy the Lincoln Project and a 20 percent net profits interest in production from any of the Lincoln Project properties. Although all of the properties which Amador United conveyed to the Lincoln Project were relinquished by Meridian as uneconomic or of marginal utility to the Project, Amador United remains entitled to its net profits interest. "Net profits" will be determined by deducting from gross revenues from sale of minerals produced by the Lincoln Project, an amount equal to 105 percent of all costs and expenses in excess of $6,000,000 which are directly or indirectly attributable and necessary or incidental to the acquisition, exploration, development, mining and marketing of minerals produced from all of the properties comprising the Lincoln Project. Costs and expenses are defined to include (but not be limited to): ad valorem real property and personal property taxes; reasonably anticipated reclamation costs; salaries and wages of employees assigned to property acquisition, exploration, development, mining and marketing activities; travel expenses and transportation of employees, material equipment and supplies; all payments to contractors; assay, metallurgical testing and other analyses to determine the quality and quantity of minerals on all of the properties; costs to obtain environmental permits and other permits, rights-of-way and similar rights, as incurred in connection with acquisition, exploration, development, mining and marketing activities; property acquisition and holding expenses; costs for feasibility studies; costs for title curative work; and 1.25 percent monthly interest on such costs and expenses which are not paid.

A separate holder of four of the properties that were assembled by Meridian into the Lincoln Project holds a 5 percent net profits interest on production from such properties, which was granted by Meridian when it acquired the properties. The "net profits" generally will be determined in the same manner as the Amador United net profits interest (i.e., gross mineral revenues less an amount equal to 105 percent of numerous categories of costs and expenses). An additional 0.5 percent net profits interest is held by a consultant to a lessee prior to Meridian's acquisition of the properties, which 0.5 percent interest covers the same properties in the Lincoln Project.

There have been an estimated $15,000,000 of investments to date in the Lincoln Project by Meridian and USECC Gold, and current estimates call for up to $17,974,000 of additional investment to put the properties into full production. Payment of any amount to Amador United and the other holders of net profits interests will only occur after the Lincoln Project has generated gross revenues in excess of the amount invested. Lease royalties burdening the Lincoln Project properties are in addition to Amador United's net profits interest.

In connection with SRRI's transfer of interests in the Lincoln Project to USE and Crested at formation of the SGV, and thereafter upon USE's and Crested's acquisition of SRRI's remaining interests in SGV due to default by SRRI, Amador United was provided notice of its right of first refusal to acquire such interests for amounts equal to USE's and Crested's advances to SRRI. Amador United has made technical objections to the notices given, however, USE and Crested believe these objections are without merit.

Since fiscal 1991, USE and Crested expended $12,305,000 to acquire the Lincoln Project and for mine development, mining and processing bulk samples of mineralization, exploration, feasibility studies, project permitting costs, holding costs, and related general and administrative costs, which amount includes advances by USE and Crested to cover SRRI's share of such costs. The amount of such expenditures during the 1995 fiscal year was $675,100.

GEOLOGY AND RESERVES. The minerals consulting firm Pincock, Allen & Holt ("PAH") has prepared a prefeasibility study of the Lincoln Project. PAH reviewed core drilling data on the Lincoln Zone on 100-foot centers from the surface, and drilling on the Comet Zone from both surface and underground. PAH also reviewed data from drilling on the Keystone Zone from surface on 200-foot centers. Total data is from 162 exploration core holes (surface and underground), with total footage of 64,700 feet. PAH based its estimate of proven reserves on mineralized material within 25 feet of sample information; probable reserves were based on material located between 25 and 50 feet of sample information. In nearly all cases, the veins (approximately 17 in number, though at some points several veins appear to briefly converge) in the three areas sampled are believed by PAH to extend well beyond these limits.

Using a cutoff grade of 0.25 ounces of gold per ton in place, PAH estimates the Lincoln Project contains 194,740 tons of proven and probable reserves grading
0.57 ounces of gold per ton. If operating economics indicate a lower cutoff grade is feasible, the tonnages for the stated reserves would be increased.

In fiscal 1992, SGV mined 8,000 tons of material (including waste rock and low grade mineralization) out of drifts and raises off the Stringbean Alley decline (see "Permits and Future Plans", below) in a bulk sampling program to test mining techniques and milling recoveries. Milling results indicated at least 94 percent of the gold in the ore should be recoverable with gravity, flotation and cyanidation milling circuits (1,400 ounces of gold were recovered in this program). Subsequent metallurgical tests by the engineering firm Brown & Root, Inc. (using test data from the Lincoln Project developed by Hazen Research, Inc.) indicate mill recovery could be in excess of 96 percent. PAH has estimated the recovery rate as between 93 and 95 percent.

The geology within the Lincoln project is typical of the historic Mother Lode region of California, with a steeply dipping to vertical sequence of metavolcanic and metasedimentary rocks hosting the gold-bearing veins. Depending on location along the strike length on the vein systems, the gold-bearing veins are slate, metavolcanic greenstone, or an interbedded unit of slates and volcanics. The Lincoln Project covers over 11,000 feet of strike length along the Mother Lode vein systems.

PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional Use Permit ("CUP") allowing mining of the Lincoln Mine and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of the mine and mill facilities in stages as the project gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course.

Initial mining using standard cut-and-fill overhead stoping techniques, is planned for the Lincoln and Comet Zones, by an existing 15 feet by 12 feet by 2,800 feet decline (the Stringbean Alley decline), which runs from the surface down through the Comet and into the Lincoln Zone. Screened tailings from the mill flotation circuit will be used to back-fill the stopes and stabilize the wall rocks; this recycling will also greatly reduce the volume of tailings going into the tailings ponds. In the pre-production stage, the Stringbean Alley decline will be extended down to 750 feet, then a drift driven back horizontally along the 750 foot level (above sea level).

The CUP requires that within 18 months after operations start up, a new decline (to be named the Lincoln Decline) will have to be completed running for 1,850 feet from the surface at the mill site (1,340 feet above sea level) down to a new drift to be driven at the 1,000 foot (above sea) level; the new decline will be used for access of mining personnel and supplies to the underground workings, as well as to permit ore haulage up the decline by conveyor, thus eliminating ore haulage on the surface from mine portal to the mill.

Concurrently with production mining, SGMC intends to maintain an aggressive underground development program to delineate (on an on-going basis) two to three years of developed ore in sight.

Preliminary estimates are that SGMC will require up to $17,974,000 financing to construct the mill and prepare the mine for full scale production, and for interim holding costs. The mill design has been reviewed by PAH, and SGMC expects to follow PAH's recommendations in building the recovery circuits. The mill will be constructed to allow a 500 ton per day operations, but initially equipped so as to handle 300 tons per day throughput. Exclusive of attached lab and other support facilities, the central mill building is expected to cover approximately 20,000 square feet, and will be constructed with interior mezzanine levels to hold different banks of equipment. Adequate power is available at the boundaries of the Lincoln Project from the local utility; water also is available from a utility if needed, although the Lincoln Mine is expected to produce adequate water for mining and milling operations.

SGMC is in discussions with possible joint venture partners, to provide additional funding, but there can be no assurance that sufficient funding will be made available to proceed with mine development.

MOLYBDENUM

As holders of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE and Crested are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent (one-half to each). AMAX, Inc. (which merged with Cyprus Mineral Company and was renamed Cyprus Amax Minerals Company in November, 1993) delineated a deposit of molybdenum containing approximately 146 million tons of mineralization averaging 0.43% molybdenum on the properties.

Advance royalties are paid in equal quarterly installments, until: (i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to the USE and Crested. During fiscal 1995, Crested recognized $42,700 of advance royalty revenue under this arrangement. These royalties are shown in the Statements of Operations as a component of gains from restructuring mineral properties agreements. See Note F to the Crested Consolidated Financial Statements. The royalty payments reduce the operating royalties (six percent of gross production proceeds) which would otherwise be due from Cyprus Amax from production. There is no obligation to repay the advance royalties if the property is not placed in production. The Agreement with AMAX also provides that USE and Crested are to receive $2,000,000 (one-half to each), at such time as the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE and Crested would receive 15 percent of the first $25,000,000 received by AMAX. The Company has asserted that the reported merger of AMAX into Cyprus Minerals Company was a sale of AMAX's interest in the properties which would entitle USE and Crested to such payment. Cyprus Amax has rejected such assertion and the Company is considering its remedies.

Subsequent to May 31, 1994, USE and Crested reached agreement with Cyprus Amax to forego six quarters of advance royalties (starting fourth quarter calendar
1994) as payment for the option exercise price for certain real estate in Gunnison, Colorado owned by Cyprus Amax and the subject of a purchase option held by USE and Crested. The option exercise price is valued at $266,250. USE and Crested exercised its option in August, 1994 and subsequently sold that property for $970,300 in cash and notes receivable. The advance royalties will resume in mid-fiscal 1996.

MOLYBDENUM MARKET INFORMATION

Molybdenum is a metallic element with applications in both metallurgy and chemistry. Principal consumers include the steel industry, which uses molybdenum alloying agents to enhance strength and other characteristics of its products, and the chemical, super-alloy and electronics industries, which purchase molybdenum in upgraded product forms.

The molybdenum market is cyclical with prices influenced by production costs and the rate of production of foreign and domestic primary and by-product producers, world-wide economic conditions particularly in the steel industry, the U.S. dollar exchange rate, and other factors such as the rate of consumption of molybdenum in end-use products. When molybdenum prices rose dramatically in the late 1970s, for example, steel alloys were modified to reduce reliance on molybdenum. AMAX and Cyprus Minerals Company were the two major primary producers of molybdenum in the United States until November 1993, when the companies merged.

Worldwide demand for molybdenum in calendar 1994 was reportedly 220 million pounds, its highest level ever. Production for that period was about 210 million pounds, but is projected to increase to 220 million pounds in 1995 as excess capacity of the primary producers is put back into production. In addition, by-product molybdenum (primarily from Chilean copper mining companies) has a major impact on available supplies. It is unlikely that any major new primary deposits will be developed during fiscal 1995.

Molybdenum prices on the open spot market increased substantially, from $3.35 per pound of technical molybdic oxide (the principal product) in September 1994, to $15.50-17.50 per pound in February 1995. However, by mid-August 1995 prices had declined to $4.25 to $5.00 per pound.

PARADOR MINING (NEVADA)

USE and Crested are sublessees and assignees from Parador Mining Co., Inc. ("Parador"), on certain rights under two patented mining claims located in the Bullfrog Mining District of Nye County, Nevada. The claims are immediately adjacent to and part of a gold mine operated by Bond Gold Bullfrog, Inc. ("BGBI"), a non-affiliated third party. They have also been assigned certain extralateral rights associated with the claims and certain royalty rights relating to a prior lease on those properties. The lease to USE and Crested is for a ten year primary term, is subject to a prior lease to BGBI on the properties, and allows USE and Crested to explore for, develop and mine minerals from the claims. If USE and Crested conduct activities on the claims, they are entitled to recover costs out of revenues from extracted minerals. After recovering any such costs, USE and Crested will pay Parador a production royalty of 50 percent of the net value of production sold from the claims.

USE, Crested and Parador have informed BGBI that payments are owed to them pursuant to extralateral rights on the claims. BGBI in turn has initiated legal proceedings to establish the rights of the various parties in the claims. Thereafter, Parador notified BGBI that BGBI had defaulted in its lease and that Parador had terminated the lease. BGBI denies that it has defaulted. The case was set for July 1995 but because of a conflict, the Judge reset the case for December 11-14, 1995. See Item 3 - "Legal Proceedings."

OIL AND GAS.

FORT PECK LUSTRE FIELD (MONTANA). USECC conducts oil production operations at the Lustre Oil Field on the Ft. Peck Indian Reservation in north-eastern Montana; five wells are producing, and USE and Crested receive a fee based on oil produced. USE is the operator of record. No further drilling is expected in this Field. This fee and certain real property of USE and Crested, have been pledged or mortgaged as security for a $1,000,000 line of credit from a bank.

ENERGX, LTD. FORT PECK GAS PROJECT. Energx, LTD., a Wyoming corporation owned 45% by USE, 45% by Crested, and 10% by the Assiniboine and Sioux Tribes, signed in October 1993 an "Agreement Between The Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation and Energx, LTD. to Explore, Develop and Produce Shallow Gas." This Agreement has been approved by the Secretary of the Interior and the United States Bureau of Indian Affairs. Energx intends to drill and test three exploratory wells, and otherwise develop the area in conjunction with NuGas Resources U. S. Inc. ("NuGas"). If Energx determines there is potential for a natural gas field, Energx (and NuGas) will have exclusive exploration rights for shallow gas (down to the top of the Muddy formation, approximately 4,000 feet) on approximately 325,000 acres of tribal mineral lands on the Reservation for a period of five years. The Agreement is renewable for successive five year terms, provided Energx drills another five exploration wells during each term. The first three dry holes would be funded by NuGas.

With additional fee and Tribal allotted acreage assembled by Energx and NuGas, and the 170,000 acres subject to a farmout agreement with Placid Oil (see below), the Agreement now covers approximately 500,000 contiguous acres within the Fort Peck Indian Reservation.

During the initial exploration program, proceeds from production will be allocated to NuGas to recoup the initial eight wells' drilling and completion expense (except for up to three dry holes), Thereafter, net revenues will be allocated 40 percent to the Tribes and 60 percent to Energx and NuGas. Pursuant to United States Law, only the Tribes may own beneficial interests in reservation minerals; Energx' and NuGas' share of net revenues is compensation for operating services.

The Fort Peck tribal lands are believed to contain significant shallow gas deposits, analogous to the Bowdoin Gas Field (eastern Montana) and other Cretaceous age gas producing reservoirs in the Northern Great Plains Gas Province. Numerous wells drilled for deep oil on the Fort Peck tribal lands have documented shallow gas shows. However, no reserves have been established for the acreage subject to the Agreement with Energx. Two major gas transmission systems cross the Fort Peck Reservation (Northern Border and Williston Basin).

NUGAS RESOURCES (U.I.) INC. AGREEMENT. By the Joint Venture Agreement ("JVA") of July 18, 1994, NuGas is obligated to Energx to drill and complete (or abandon) at NuGas' sole expense, eight exploratory shallow gas wells on the Fort Peck Reservation (three before December 31, 1994, now extended to late fall 1995, and five more by July 1, 1996), to earn a one-half interest in Energx' rights under the Fort Peck Shallow Gas Agreement. Well gathering, gas dehydration and related equipment costs will be shared equally by NuGas and Energx. Energx will not be required to contribute to the costs of drilling the first eight exploratory wells.

NuGas has contributed $100,000 to pay for costs of acquiring leases and easements on non-Tribal lands contiguous to Tribal lands, to assemble adequate sized drilling units for the first three exploratory wells. Due to the unexpected complexity of assembling the necessary land packages, NuGas and Energx have postponed the drilling of the initial exploratory wells until late in the fall of 1995.

NuGas and Energx each will receive 50 percent of proceeds from gas produced and sold from the initial eight wells, until NuGas receives 50 percent of such wells' drilling, completion, geological and equipping costs; thereafter, distributions will be shared 30 percent each to NuGas and Energx, and 40 percent to the tribes pursuant to the Fort Peck Shallow Gas Agreement. NuGas will not be entitled to recoup any of drilling and geological costs related to up to three dry holes drilled in the initial eight well drilling program. All activities after the initial exploration drilling program will be funded equally by NuGas and Energx.

Energx received $200,000 under the JVA as a prospect generation fee, and will be the operator of record.

NuGas is a subsidiary of a Toronto Stock Exchange company with substantial experience in shallow gas exploration and production, principally in the northern plains states and Canada, where the company currently operates more than 500 shallow gas wells and produces 30,000,000 cubic feet of gas per day.

FARMOUT AGREEMENT. In late August 1995, Placid Oil Company, a subsidiary of Occidental Petroleum and other parties (hereafter together referred to as "Placid"), submitted a Farmout Agreement to Energx and NuGas which is currently under review. Under the proposed agreement, Energx and NuGas as operator will have the right to drill and complete shallow gas wells on approximately 170,000 acres of non-Tribal lands within the Fort Peck Indian Reservation, at the sole expense of the operator. The Farmout Agreement contemplates three phases: (i) drilling and completion (or abandonment) of three test wells on widely dispersed drilling locations; (ii) subject to performance of (i), continuous drilling and completion (or abandonment) of option wells, also on widely dispersed drilling locations; and (iii) subject to performance of (i), continuous drilling and completion (or abandonment) of additional wells on blocks not covered by (i) and
(ii). The first three wells are to be drilled on specific sections within the 170,000 acres.

Drilling of the first test well is to commence in October 1995; the last of the three wells is to be drilled and completed (or abandoned) within 45 days of the commencement of drilling the first well. Upon completion of the last test well, and on or before June 1, 1996, the operator has the option to continue drilling on the acreage until March 31, 1997, with not more than 30 days to elapse between completion (or abandonment) date for a well and commencement of drilling of the next well, until all the acreage has been fully developed.

On or before the March 31, 1997 Farmout Agreement termination date, the operator shall make an election as to each lease in the acreage that is undeveloped or which covers lands not included in a producing unit from the drilling of test or option wells, to (i) continuously drill wells so as to fully develop the lease on 160 acre units, (ii) pay Placid $35.00/acre rental on the desired acreage, or
(iii) forego the subject acreage and reassign it back to Placid, et al.

In addition to lessor royalties, Placid will receive a 6 percent overriding royalty interest on the acreage developed under the Farmout Agreement. Operator will reimburse Placid for delay rentals on the acreage until placed into production.

Energx has agreed with NuGas that NuGas' payment of all drilling and completion (or abandonment) costs on the three test wells under the Farmout Agreement will constitute performance by NuGas as to the first three wells required under the Energx/NuGas agreement. In turn, the Tribes have agreed that drilling and completion (or abandonment) of the three test wells under the Farmout Agreement will be accepted in lieu of drilling the first three test wells required under the Fort Peck Shallow Gas Agreement. Energx will be an equal participant with NuGas in paying for the Farmout Agreement option wells' drilling and completion (or abandonment) costs and production proceeds therefrom.

WIND RIVER BASIN, WYOMING - MONUMENT BUTTE PROSPECT. Approximately 30,000 acres of BLM leases (10 year term) in Fremont County, WY are now held by Energx, and are believed to be prospective of shallow coalbed methane and conventional stratigraphic natural gas and oil deposits. Acreage in this part of the basin has been leased by major oil and gas companies in the past, but very little of the Energx acreage has been drilled. Energx expects to negotiate farmout arrangements with other companies to test the acreage. Two large independent oil and gas exploration and production companies have acreage near Energx's positions.

BIG HORN COUNTY, MONTANA - BIG HORN PROSPECT. On October 24, 1994 Energx signed a Prospect Participation Agreement with Harrington & Bibler, Inc. ("H&B"), Kalispell, Montana, by which Energx had the right to acquire 53 percent of H&B's coalbed methane rights in approximately 24,000 contiguous acres in Big Horn County, Montana. H&B has represented it holds a minimum 81 percent net revenue interest in the leases covered by the Prospect Participation Agreement. Approximately another 24,000 acres were acquired jointly with H&B. Energx' rights to earn were subject to Energx drilling and completion through setting of production casing, at Energx expense, seven wells down to the first coalbed methane producing horizon (but not more than 1,000 feet).

All the acreage is prospective of coalbed methane gas. The drilling schedule required under the Prospect Participation Agreement was to have been completed by June 30, 1995. No wells have been drilled by Energx to date. However, due to lack of access agreements from surface interest owners, the BLM (at Energx's request) has suspended expiration of the leases targeted for drilling, and in turn granted an extension of the drilling schedule for the seven wells. Current status of surface access to the acreage surrounding three of the wells presently is uncertain.

No drilling schedule has been established for the other 12,500 acres, whereon drilling and completion costs would have been shared equally by Energx and H&B.

In early September 1995, Energx elected to cease paying delay rentals on all acreage covered by the Prospect Participation Agreement, thereby terminating the agreement, and resigned as operator of the project.

Energx operations to date have been funded with USECC equity investments and advances, and transaction revenue (the NuGas prospect generation fee). Energx expects to fund future operations by a combination of private equity financing and by seeking industry and private investor participation on prospects. However, due to depressed gas prices in calendar 1995, equity financing as well as joint venture industry participation of natural and coalbed methane gas projects has been difficult to obtain. Accordingly, in fiscal 1996 Energx will be monitoring its acreage positions (other than Fort Peck) to evaluate whether to continue paying the acreage holding costs and/or drill to earn acreage rights (as applicable), or to turn operations over to another company in the industry in exchange for an overriding royalty from future production payable to Energx.

COMMERCIAL OPERATIONS

REAL ESTATE AND OTHER COMMERCIAL

Crested owns varying interests, alone and with USE, in affiliated companies engaged in real estate, transportation, and engineering businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. through Plateau. Activities of these subsidiaries in these business sectors include a variety of real estate operations (ownership and management of a commercial office building, ownership and management of a trailer home park in Riverton, Wyoming, and ownership and management of town sites and a motel facility in Ticaboo, Utah). WEA owns and operates an aircraft fixed base operation with fuel sales, charter planes and flight school in Riverton, Wyoming.

USECC

WYOMING PROPERTIES. USECC owns a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to affiliates, nonaffiliates and government agencies; the second floor is occupied by USE and Crested and is adequate for their executive offices. USECC also owns and operates Wind River Estates, a 100-unit trailer park on 19.7 acres in Riverton. The preceding two properties are mortgaged to the State of Wyoming as security for future reclamation work on the SMP properties.

USECC owns a fixed base aircraft operation at the Riverton Municipal Airport, including a 10,000 square foot aircraft hangar and associated offices and facilities. This operation is located on land leased from the City of Riverton, for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. The annual rent is presently $1,156 (adjusted annually to reflect changes in the Consumer Price Index), plus a $0.02 fee per gallon of fuel sold.

On June 14, 1995, USECC signed a six year option to acquire a 7,200 square foot hangar at the Riverton airport, for $110,000, from a private company affiliated with a director of USE and of Crested. See Part III, Item 12, "Certain Relationships and Related Transactions." The purchase price under the option agreement is a minimum $110,000, subject to upward adjustment for market values for similar improved commercial real estate in Riverton.

USE and Crested also own 18 undeveloped lots on 26.8 acres of the Wind River Airpark near the Riverton Municipal Airport, and three mountain sites covering 16 acres in Fremont County, Wyoming.

USECC owns various buildings, 600 city lots and other properties at the Jeffrey City townsite in south-central Wyoming. More than 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. The townsite may be utilized for worker housing as the Jackpot Mine and Sweetwater Mill are put into operation.

COLORADO PROPERTIES. In connection with the AMAX transaction for the molybdenum properties near Crested Butte, Colorado, USECC acquired an option from AMAX (now Cyprus Amax) to purchase (until June, 2002) approximately 57 acres for $200,000 in Mountain Meadows Business Park, Gunnison, Colorado. The property is zoned commercial and industrial, and is adjacent to Western State College. In fiscal 1995, USECC and Cyprus Amax agreed on exercise of the option by USE and Crested agreeing to forego six quarters of advance royalties from Cyprus Amax (the option purchase price was $200,000), plus payment of certain expenses i.e. real property taxes from 1987 and other expenses amounting to $19,358. See "Minerals-Molybdenum" above. Thereafter, Crested (together with USE) signed option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado. If both options are exercised, the combined purchase price is US$1,851,920. The acreage is not otherwise encumbered and was sold in fiscal 1995.

The first option (exercised in February, 1995) was for the 57 commercial and noncommercial zoned acres in the City of Gunnison, Colorado; the purchase price was $970,300. Pangolin paid $345,000 cash and $625,300 in three year nonrecourse promissory notes, of which $137,900 was repaid during fiscal 1995. 19.25 acres have been deeded to Pangolin; the remaining acreage secures the note, and will be released to the buyer against principal payments on the note as development (mixed commercial and residential) advances. The remaining note bears interest at 7.5% per annum.

The second option covers 472.5 acres of ranch land northwest of the City of Gunnison, Colorado (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $46,090 in cash and $776,370 by two nonrecourse promissory notes (each with principal and unpaid interest due on the third anniversary of closing except for $35,000 on the first anniversary). At closing, 22.19 acres were deeded to Pangolin; different parcels of the remaining acreage secure the notes, and will be released for principal payments in the course of development. The sale was accounted for as an installment sale and thus the gain on sale was deferred to be recorded as the notes are paid.

Both notes ($145,500 and $630,870) will require annual payments of accrued interest: the larger note accrues interest at 7.5 percent; the initial interest rate on the smaller note was 7.5 percent through August 28, 1995 and 12 percent thereafter (with a $35,000 principal payment on the first anniversary).

CANYON HOMESTEADS, INC.

UTAH PROPERTIES. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see Minerals - Uranium-Shootaring Mill and Facilities, above). In fiscal 1994, a swimming pool was built at the motel. In fiscal 1995, USE agreed to acquire the minority interest in the joint venture from a nonaffiliate. Further recreational improvements to the townsite are planned for fiscal 1996, to develop a commercial operation directed to Lake Powell tourists. However, as the anticipated joint venture partners did not fund development plans in fiscal 1995, (and the proposed joint ventures for such purpose were not formed), and USE and Crested have not been successful in finding other sources of development funding, limited interim funding has been provided by a private company (Arrowstar Investments, Inc.) controlled by USE affiliates. See Part III information ("Certain Transactions").

RESEARCH AND DEVELOPMENT

Crested has incurred no research and development expenditures, either on its own account or sponsored by customers, during the past three fiscal years.

ENVIRONMENTAL

Crested operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming, Wyoming's mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations impact Crested. Similar laws in California affect SGMC operations. Utah statutes will effect Plateau's operations.

To Crested's knowledge, it is in compliance in all material respects with current environmental regulations. To the extent that production by SMP, GMMV or SGMC is delayed, interrupted or discontinued due to need to meet additional provisions which relate to environmental protection, future Crested earnings could be adversely affected.

CERTAIN PERMITS, COSTS

A number of legislative proposals and regulations have been introduced in Congress and in the legislative bodies of various states which, if enacted, would significantly affect the minerals industry. For example, in fiscal 1993 the Mining Law of 1872 was revised to change methods of acquiring and maintaining mining claims on public lands, by requiring the payment of an annual fee of $100 per claim for assessment rather than performing $100 worth of work on each unpatented mining claim. This law already has affected Crested, as a number of unpatented claims were dropped in fiscal 1993 due to high holding costs. A limited number of such claims are currently held.

Status and estimated future costs for permits not previously disclosed in this Report follow:

CROOKS GAP. An inoperative ion exchange facility at Crooks Gap currently holds a NRC license for possession of uranium operations byproducts. To date, a notice of minor violations was received from the NRC, which USE has resolved. USE has applied to the NRC for permission to decommission and decontaminate the plant, dispose low level waste into the Sweetwater Mill tailings cell, and keep intact such of the facility as does not require dismantling. Costs for this two year effort (once approved by the NRC) are not expected to exceed $150,000. Management of USE and Crested are reviewing the economics of relicensing this facility as part of a potential in-situ leach uranium mining operation.

GMMV. During the fiscal year ending May 31, 1995, expenditures by GMMV to comply with provisions of the mine permits and licenses, or otherwise to protect the environment, were approximately $200,000, of which approximately 50 percent were for capital expenditures. There ultimately will be an effect on Crested's earnings from environmental compliance expenditures by GMMV, since GMMV operations will be accounted for by the equity method. GMMV's expenses for compliance with environmental laws (as well as other matters) are not expected to materially affect Crested's cash flow during the next two years, as Kennecott will fund the first $50,000,000 of costs of GMMV.

Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining.

Crested does not anticipate that expenditures of SMP, GMMV and SGMC to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial impact on the Crested's competitive position.

EMPLOYEES

Crested has no full-time employees. Crested uses approximately 50 percent of the time of USE employees (54 full-time), and reimburses USE accordingly. Payroll expense has been shared by USE and Crested since 1981.

MINING CLAIM HOLDINGS

The majority of mining properties owned by Crested are unpatented mining claims, valid title to which depends upon numerous factual matters. Due to changes in the 1872 Mining Law, Crested and/or its co-venturers is obligated to pay $100 annual per claim in order to preserve the right to possession of unpatented mining claims. In addition to annual rental fee obligations there are a number of technical requirements which must be met to establish a valid mining claim. Satisfaction of these technical requirements cannot be assured.

ITEM 3. LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

ARBITRATION. On June 26, 1991, CRIC submitted certain disputed matters concerning SMP to arbitration before the American Arbitration Association in Denver, Colorado, to which USE and Crested filed a responsive pleading and counterclaim alleging violations of contracts and duties by CRIC related to SMP. CRIC asserted that USE and Crested, d/b/a/ USECC, were in default under the SMP partnership agreement ("SMP Agreement"). Prior to initiation of arbitration proceedings, USE and Crested had notified CRIC it was in default under the SMP Agreement. The issues raised in the arbitration proceedings were generally incorporated in the Federal proceedings (see below), wherein the U.S. District Court of Colorado stayed further proceedings in arbitration. See "Stipulated Arbitration", below.

FEDERAL PROCEEDINGS. On July 3, 1991, USE and Crested ("plaintiffs") filed Civil Action No. 91-B-1153 in the United States District Court for the District of Colorado against CRIC, Nukem and various affiliates of CRIC and Nukem (together, the "defendants"), alleging that CRIC and Nukem misrepresented material facts to and concealed material information from the plaintiffs to induce their entry into SMP Agreement and various related agreements. Plaintiffs also claim CRIC and Nukem have wrongfully pursued a plan to obtain ownership of the USE-Crested interests in SMP through various means, including overcharging SMP for uranium "sold" to SMP by defendants. Plaintiffs further allege that defendants refused to provide a complete accounting with respect to dealings in uranium with and on behalf of SMP, and that certain defendants misappropriated SMP property and engaged in other wrongful acts relating to the acquisition of uranium by SMP.

Plaintiffs requested that the court order rescission of the SMP Agreement and related contracts, and ask the court to determine the amounts payable to CRIC by USECC as a result of any such rescission order to place the parties in status quo. USE and Crested also requested that the court order defendants to make a complete accounting to them concerning the matters alleged in the Amended Complaint. They requested an award of damages (including punitive, exemplary and treble damages, interest, costs and attorneys' fees) in an amount to be determined at trial. Plaintiffs further requested imposition of a constructive trust on all property of SMP held by defendants, and on profits wrongfully realized by defendants on transactions with SMP.

The defendants filed various motions, an answer and counterclaims against plaintiffs, claiming plaintiffs misappropriated a partnership opportunity by being involved with Kennecott on the Green Mountain uranium properties. Defendants also requested damages (including punitive, exemplary and treble damages, interest costs and attorney fees).

STIPULATED ARBITRATION. In fiscal 1994, the plaintiffs and defendants agreed to proceed with exclusive, binding arbitration before a panel of three arbitrators with respect to any and all post-December 21, 1988 disputes, claims and controversies (including those brought in the 1991 arbitration proceedings, the U.S. District Court proceeding and the Colorado State Court proceeding described below), that any party may assert against the other. All pre-December 21, 1988 claims, disputes and controversies pending before the U.S. District Court have been stayed by stipulation between the parties, until the arbitrators enter an order and award in the arbitration proceeding.

In connection with agreeing to proceed to arbitration as stated above, the plaintiffs have affirmed the Sheep Mountain Partners partnership, and are proceeding on common law damages and other claims in the arbitration. Approximately $15 million cash, comprising part of the damages claimed by plaintiffs, has been placed in escrow by agreement of the parties pending resolution of the disputes. Both parties are claiming substantial additional damages.

The arbitration evidentiary proceedings were completed on May 31, 1995, following which the parties filed with the arbitrators proposed findings of fact and conclusions of law and proposed awards on August 7, 1995. Nukem and CRIC have alleged, among other things, that USECC violated its fiduciary duty to SMP; transferred USECC's interest in SMP to Kennecott in violation of the SMP partnership agreement; breached the Uranium Marketing Agreement between USECC and Nukem; failed to perform under the Operating Agreement for the Sheep Mountain properties, and overcharged SMP. NUKEM and CRIC seek damages against USECC in the amount of $47,122,535.

For its claims, USECC is seeking damages against Nukem and CRIC in an amount exceeding $200 million, which amount USECC requested be trebled under RICO and similar state law provisions.

The award of the arbitrators is expected by December 1995 or early in calendar 1996. As in most litigation, there is no assurance of the outcome.

COLORADO STATE COURT PROCEEDING. On September 16, 1991, USE and Crested filed Civil Action No. 91CV7082 in Denver District Court against SMP, seeking reimbursement of $85,000 per month from the spring of 1991 for maintaining the SMP underground uranium mines at Crooks Gap on a standby basis. On behalf of SMP, CRIC filed an answer, affirmative defenses and a counterclaim against plaintiffs. Plaintiffs filed a motion for summary judgment; the court denied the motion and stayed all proceedings pending resolution of the Federal proceeding, which in turn have been stayed through arbitration (see "Stipulated Arbitration" above).

BGBI LITIGATION

On July 30, 1991, Bond Gold Bullfrog, Inc. ("BGBI") filed Civil Action No. 11877 in the District Court of the Fifth Judicial District of Nye County, Nevada, naming USE, Crested, USECC, Parador and H. B. Layne Contractor, Inc. ("Layne"), as defendants. The complaint primarily concerns extralateral rights associated with two patented mining claims owned by Parador and initially leased to a predecessor of BGBI. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine.

The BGBI complaint alleges Layne owns 20 unpatented mining claims adjacent to or in the vicinity of the subject claims, which 20 claims are allegedly under lease by Layne to BGBI. BGBI seeks a declaratory judgment on any extralateral rights of defendants to the various claims at the Bullfrog Mine. Parador, USE and Crested had previously advised BGBI that they are entitled to royalty payments with respect to extralateral rights of the subject claims on minerals produced at the Bullfrog Mine, claiming that the lode or vein containing the gold mineralization apexes on the Parador claims and dips under the Layne claims.

BGBI also seeks to quiet title to its leasehold interest in the subject claims, alleging that lease thereof to USE and Crested is adverse to the interest claimed by BGBI, and that the assertions by USE and Crested of an interest in the claims have no foundation. BGBI seeks a determination that USE and Crested have no rights in the Claims, and an order enjoining USE and Crested from asserting any interest in them. BGBI further asserts that in attempting to lease an interest in the subject claims to USE and Crested, Parador breached the provisions of its lease to BGBI, and that Parador is responsible for the legal fees and costs incurred by BGBI in the quiet title action which may be offset against royalties. Under an arrangement to pay certain legal expenses of Parador, USE and Crested may be responsible for any such amounts.

BGBI alleges that by entering into the Assignment and Lease of Mining Claims with Parador, USE and Crested disrupted the contractual relationship between BGBI and Parador. In addition, BGBI claims that the USECC-Parador agreement slanders BGBI's title to the Claims. BGBI seeks compensatory damages from Parador, USE and Crested; punitive damages from USE and Crested; and costs and other appropriate relief from Parador, USE and Crested, all in amounts to be determined.

USE and Crested believe that they have rightfully acquired interests in extralateral rights concerning the subject claims, and have filed an answer, counterclaim against BGBI and cross-claim against Layne asserting rights to royalties and other obligations due from BGBI.

The parties have held discovery conferences, exchanged exhibits and scheduled depositions. USE and Crested filed a motion for summary judgment, which was denied, and Layne has filed a motion for summary judgment against USE, Crested and Parador which is pending. This litigation is not expected to have a material adverse impact on Crested, regardless of its outcome. If Crested's USE's position concerning extralateral rights is sustained, substantial additional revenues and income may be received by Crested and Crested from royalties payable with respect to gold produced from the Bullfrog Mine. Trial of the extralateral rights issues is scheduled for December 11-14, 1995.

ILLINOIS POWER COMPANY LITIGATION

On October 29, 1993, Illinois Power Company ("IPC") filed Civil Action No. 93-2247 in United States District Court, Central District of Illinois, naming USE, Crested, USECC, CRIC, Nulux Nukem Luxemburg GmbH ("Nulux") Dresdner Bank, and SMP, seeking a declaratory judgment that IPC was entitled to terminate the 1988 uranium supply contract between IPC (a utility) and USECC. Under this contract, IPC agreed to purchase a total of 1.2 million pounds of uranium in increments from 1990 to 2000 with an option for an additional 479,440 pounds U\\3\\O\\8\\. Contract prices started at $20.00 per pound plus escalator provisions, and currently are substantially over spot market prices.

The Dresdner Bank was dismissed from the case in fiscal 1994. The remaining defendants filed Motions for Summary Judgment. Following the hearing on May 27, 1994, the Court granted defendants' motions to dismiss IPC's complaint, and granted summary judgment on all of the defendants' counterclaims against IPC. A trial to the court on the amounts of plaintiffs' damages was set for October 23, 1995. But in June 1995, the parties settled by amending the IPC contract (with IPC affirming the validity of the contract), to provide for SMP delivery of 486,443 pounds of uranium concentrates over a three year period, at prices substantially in excess of current spot market prices. The first delivery of 226,443 pounds U\\3\\O\\8\\ was made on June 30, 1995 and the monies were placed in escrow. IPC's payments on the contract as it is performed will be escrowed, with escrowed payments to go to the prevailing party or as otherwise directed by the arbitrators in the SMP arbitration. Payments after the SMP dispute is resolved, will be made as directed by the arbitrators in their award.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On November 23, 1994 Crested sent a proxy statement and proxy to its shareholders of record on October 28, 1994, for the Annual Meeting of Shareholders held on December 16, 1994.

(b) Proxies for the meeting were solicited under Regulation 14 of the Securities Exchange Act of 1934; there was no solicitation in opposition to management's slate, and nominees John L. Larsen, Max T. Evans, Daniel P. Svilar, Michael D. Zwickl and Kathleen R. Martin were elected as directors to hold office until the next annual meeting or until their successors are elected and qualified. Voting results were:

          Director Name         Votes For       Votes Withheld
          -------------         ---------       --------------
          John L. Larsen        8,294,187          33,650
          Max T. Evans          8,297,812          30,025
          Daniel P. Svilar      8,310,812          17,025
          Michael D. Zwickl     8,309,287          18,550
          Kathleen R. Martin    8,308,287          19,550

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of Crested who are not also directors.

ROBERT SCOTT LORIMER, age 44, has been Controller and Chief Accounting Officer for USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, and their Treasurer since December 14, 1990. He serves at the will of the Boards of Directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K
Item 401(f) listed proceeding.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

(A)  MARKET INFORMATION.
     ------------------

     The principal trading market for the Registrant's Common Stock, $.001 par value, is the over-the-counter market. Prices are reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The range of high and low bid quotations for the Common Stock is set forth below for each quarter in the two most recently completed fiscal years. Retail markup or markdown, or commissions, are not reflected.

                                             High    Low
                                             ----    ----
       Fiscal year ended May 31, 1995
       ------------------------------
       Fourth quarter ended 5/31/95           $.46    $.25
       Third quarter ended 2/28/95             .28     .12
       Second quarter ended 11/30/94           .31     .18
       First quarter ended 8/31/94             .41     .34

       Fiscal year ended May 31, 1994
       ------------------------------
       Fourth quarter ended 5/31/94           $.31    $.28
       Third quarter ended 2/28/94             .28     .28
       Second quarter ended 11/30/93           .44     .25
       First quarter ended 8/31/93             .47     .34

(b)  Holders.

     (b)(1) At September 7, 1995, there were 2,090 stockholders of record for Crested common stock.

     (b)(2)  Not applicable.

(c) Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested's present or future ability to pay cash dividends, however, Crested intends to retain any earnings in the near future for operations.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

                                                           May 31,
                              ---------------------------------------------------------------
                                  1995         1994          1993         1992        1991
                                  ----         ----          ----         ----        ----

Current assets                $   512,600   $  282,800   $   432,500     633,300   $1,594,900
Current liabilities             5,518,500      555,000     1,573,100     770,300      786,800
Working capital                (5,005,900)    (272,200)   (1,140,600)   (137,000)     808,100
Total assets                    9,363,900    8,092,900     7,398,200   7,640,700    7,345,100
Long-term obligations/(1)/        853,700    4,688,700     1,169,400   2,104,000    3,002,400
Shareholders' equity            2,991,700    2,849,200     4,527,900   4,766,400    3,555,900

_______

     (1) Incudes $725,900, $725,900, $847,800, $847,800, and $725,900 of accrued reclamation costs on uranium properties for fiscal 1995, 1994, 1993, 1992, and 1991 respectively.

                                                 For Years Ended May 31,
                            -----------------------------------------------------------------
                                1995          1994         1993         1992         1991
                                ----          ----         ----         ----         ----

Revenues                    $ 1,160,200   $ 2,870,000   $3,164,600   $2,667,500   $3,359,500
Income (loss) before
  equity in loss of
  affiliates, provision
  for income taxes and
  extraordinary item         (1,031,100)   (1,297,600)      41,300      678,100      419,000
Equity in (loss) of
  affiliates                   (262,100)     (382,900)    (324,500)    (276,900)    (170,600)

Net income (loss)            (1,293,200)   (1,680,500)    (283,200)     401,200      248,400

Income per share before
  extraordinary item             $ (.13)       $ (.16)      $ (.03)      $  .03       $  .02
Extraordinary item                   --            --           --          .02          .01
                                 ------        ------       ------       ------       ------
Net income (loss)
  per share                      $ (.13)       $ (.16)      $ (.03)      $  .05       $  .03
                                 ------        ======       ======       ======       ======

Cash dividends per share             -0-           -0-          -0-          -0-          -0-

______

     * Less than one cent.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

     The following is Management's Discussion and Analysis of significant factors that have affected the Crested's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

     The Company has generated significant losses in the last two years, which have primarily been driven by the activities in the mineral segment and oil and gas operations. The Company is in the process of developing and/or holding investments in gold, uranium, and oil and gas properties that are currently not generating any operating revenues, but for which the Company has high expectations. These properties require expenditures for development, care and maintenance, holding fees, corporate overhead and administrative expenses, etc. In addition, legal expenses associated with the litigation and arbitration surrounding the SMP Partnership and the inability of the Company to utilize funds generated by that Partnership have compounded the Company's operating and cash flow situation. Nevertheless, the Company believes that it will meet its obligations in the coming year, as further discussed below.


LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1995

     WORKING CAPITAL COMPONENTS. Net cash used in operating and investing activities was $139,000 and $333,100, respectively for fiscal 1995. Cash provided by financing activities was $394,200. For the year, these activities resulted in a net decrease of $77,900 in cash.

     Working capital decreased during the fiscal year ended May 31, 1995 by $4,733,700 to a working capital deficit of $5,005,900 (from a working capital deficit of $272,200 at May 31, 1994). The principal components of the decrease were increases in both accounts payable by $743,700 and current portion of debt by $3,739,800.

     Cash was primarily used in operations and investing activities during the period. Cash provided from financing activities of $394,200 resulting from an increase in debt and from the sale of assets of $190,900 was offset by cash used in the continued investment in affiliates, primarily SMP, of $600,800, and on-going operations.

     Due to disputes among the SMP partners, Crested and USE have not been reimbursed for care and maintenance costs for the SMP properties since the spring of 1991. Such costs were approximately $878,400 in fiscal 1995.

     CAPITAL REQUIREMENTS - GENERAL: The primary requirements for Crested's working capital during fiscal 1996 are expected to be the costs associated with development activities of SGMC, care and maintenance costs of SMP, payments of holding fees for all mining claims, purchase of uranium for delivery to utility customers of SMP, drilling and overhead expenses of Energx and corporate general and administrative expenses, including costs associated with continuing litigation and arbitration.

     CAPITAL REQUIREMENTS - SGMC: SGMC's properties contain reserves of gold. A portion of those properties has been the subject of a preliminary feasibility study for the development of the underground Lincoln Mine. The study estimated that for a 500 ton per day ("tpd") mine/mill operation using a cyanide-flotation process, up to $18,000,000 may be needed for mine site development, mill and tailings construction, permitting and the like, to place the proposed mine into full operation. However, more recent studies indicate a gravity milling process will produce satisfactory gold recovery rates. Thus,

Crested and USE anticipate building the gravity process system initially, estimated to cost less than $3,000,000. Crested and USE have already purchased a used semiautogeneous grinding mill and other equipment for the front end of the facility. Crested and USE participate in SGMC on a one ninth - eight ninths basis respectively.

     Although pre-production mine development and underground exploration is substantially complete, capital resources in addition to those currently held on hand, will be needed to complete mine development and construct a mill facility. The timing of these expenditures will depend upon internal cash flow or additional financing.

     CAPITAL REQUIREMENTS - SMP: There are no current plans to mine the SMP Crooks Gap properties during fiscal 1996, however, Crested and USE will continue to preserve the ore body and develop concepts to reduce care and maintenance costs, including driving a decline to reduce pumping costs (which also would reduce future mining costs by reducing hoisting costs). Although funds are available in SMP's bank account of $15,037,793 as of August 1995, these funds are restricted and since early 1991 SMP has not paid Crested and USE the operating costs and fees associated with their services as operating manager of the Crooks Gap properties; such accumulated costs and fees were $4,521,600 at May 31, 1995.

     Notwithstanding disputes between the SMP partners, Crested and USE have delivered an agreed-upon portion of the uranium concentrates required to fill contract delivery requirements on certain long-term U\\3\\O\\8\\ contracts since July 1, 1991. However, during 1995 all of the deliveries to fill the SMP contracts were made by Nukem/CRIC. It is uncertain what protocol with Nukem will be in place for 1996 and thereafter. If the SMP partners are unable to agree on how to separately effect contract performance for the various SMP customers, resulting delivery delays and/or incomplete deliveries could adversely affect the contracts, and therefore Crested.

     CAPITAL REQUIREMENTS - GMMV: Operations of GMMV are not requiring Crested's capital resources, as the initial $50,000,000 of expenses on the GMMV properties is being paid by Kennecott. Crested and USE continue to project the proposed Jackpot Mine can be put into production for less than $25,000,000. However, depending on results of exploration and development projects on the properties, additional expenditures may be required. GMMV expenditures for fiscal 1996 will depend on whether one or both declines for the proposed mine are started. A decision by the Management Committee of GMMV regarding the declines will be made after all necessary permits are acquired. Nonetheless, GMMV should not require any funding from Crested during fiscal 1996.

     CAPITAL REQUIREMENTS - PLATEAU: On August 11, 1993, USE purchased all the outstanding shares of Plateau Resources Limited ("Plateau"). Plateau owns various real estate developments in and around Ticaboo, Utah and the Shootaring Uranium Mill. Although Crested has no ownership in Plateau, the Directors of Crested and USE have agreed to divide equally one-half of the obligations incurred in excess of the total $14.2 million which was held by Plateau at the time of the USE acquisition. For a more detailed discussion of the Plateau transaction please refer to Note F. of the financial statements.

     CAPITAL REQUIREMENTS - ENERGX: Another requirement of Crested's and USE's working capital is the continued funding of Energx overhead expenses and drilling operations. Energx held several gas leases and participates in two gas ventures. One venture in the Fort Peck Indian reservation in Montana with NuGas, a Canadian firm, requires NuGas to fund the drilling of the first eight wells. Therefore, capital expenditures for Energx by Crested on this venture are not anticipated to be significant in 1996. The second venture in northern Wyoming requires that Energx, as a condition of its earn-in to the venture, fund the drilling of seven exploratory wells. However, in September 1995 Energx terminated this second venture.

     LONG-TERM DEBT AND OTHER OBLIGATIONS: Debt at May 31, 1995 was $4,589,400, including $480,000 on the Company's line of credit, of $4,109,400 (see Note G to the Crested Consolidated Financial Statements). Of the debt, $4,053,500 is due to USE as a result of advances that USE made on behalf of Crested in the various mining operations which the companies participate jointly.

     RECLAMATION COSTS. Prior to fiscal 1995, Crested and USE assumed the reclamation obligations, environmental liabilities and contingent liabilities for employee injuries, from mining the Crooks Gap and other properties in the Sheep and Green Mountain Mining Districts. The reclamation obligations, which are established by governmental regulators, were most recently set at $1,451,800, one half of which amount is shown on Crested's balance sheet as a long-term obligation.

     To assure the reclamation work will be performed, regulatory agencies require posting of a bond or other security. Crested and USE satisfied this requirement with respect to SMP properties by mortgaging their executive office building and a trailer park in Riverton, Wyoming. A portion of the funds for the reclamation of SMP's properties was to have been provided by SMP, which agreed to pay up to $.50 per pound of uranium produced from its properties to Crested and USE for reclamation work. The status of this commitment could be impacted by the ultimate settlement of the litigation with SMP.

     Reclamation obligations on the contiguous Big Eagle properties and the Sweetwater Mill, estimated at approximately $23,960,000, have been assumed by the GMMV venturers, and secured by a bank letter of credit provided by Kennecott. The reclamation and environmental costs associated with the Sweetwater Mill will not commence prior to conclusion of mining activities on Green Mountain. As uranium is processed through the Mill, a reclamation reserve will be funded on a per unit of production basis. Up to $8,000,000 (in 1990 dollars) in any reclamation costs which may be incurred prior to commencement of production or 2001 will be paid for by UNOCAL.

     Reclamation obligations of Plateau are covered by a $2,500,000 cash bond to the U.S. Nuclear Regulatory Commission and a $4,800,000 cash deposit for the resolution of any environmental or nuclear claims. See Item 1-Business-Uranium.

     Reclamation work on any of the above properties need not be fully completed until a decision is made to abandon the properties, or as otherwise required by regulatory agencies. Reclamation and environmental costs associated with any of these properties are not expected to require Crested funding in fiscal 1996, because such costs are not anticipated to be incurred for many years.

     See Note K to the Crested consolidated financial statements regarding reclamation and environmental costs, and the funding thereof.

     CAPITAL RESOURCES: The primary source of Crested capital resources for fiscal 1996 will be sale of certain marketable securities and various miscellaneous non-core assets, and proceeds from various financing activities, including from the Company's majority stockholder, USE, who just completed a private placement of that company's common stock. Fees from oil production (Ft. Peck Lustre Field, Montana), rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales, also will provide cash.

     Additional sources of capital will be needed to develop and build the mine and mill complex for the Lincoln Project, for which capital costs SGMC presently is seeking financing by joint venture partner or public offering of equity. Currently the Company and USE are negotiating with an established gold mining company, by which this mining company would expend $2,000,000 toward exploration and development and have the option to acquire a two thirds interest in the venture with the expenditure of an additional $10,000,000 on the project. There is no certainty as to the outcome of these negotiations.

Continued funding of such costs could cause Crested and USE to incur short term working capital deficits.

     To fund the Energx drilling on the Fort Peck Reservation as well as other locations Crested and USE plan to seek a joint venture partner or obtain financing through banking institutions or the public market.

     Funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration/litigation. Although management is of the opinion that the SMP arbitration/litigation will be resolved in favor of Crested and USE, which will result in funds being available to repay Crested and USE for advances to SMP, this outcome is not assured. In any event, further delays (at least into the third quarter of fiscal 1996) in resolution of the litigation are expected, and may cause short term liquidity requirements.

     Crested believes available working capital, operating revenues and anticipated financing operations will continue to be adequate to fund working capital requirements. However, with the exceptions of GMMV and Plateau, Crested will require continued support from USE and additional sources of funding to continue its development of and investment in its various mineral ventures, as stated above.

     Although Crested and USE currently are not in production on any mineral properties, development work continues on several of their major investments. Crested and USE are not using hazardous substances and known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. Likewise, Crested and USE does not have properties which require current remediation. Crested and USE are not aware of any claims for personal injury or property damages that need to be accrued or funded.

     Crested has received a notification of tax deficiency from the Internal Revenue Service for fiscal years ended May 31, 1989, 1990 and 1991. Crested has filed a response to the proposed deficiency, and has requested an administrative appeal of the initial examiner's deficiency finding. To date, Crested has received a preliminary indication that a major portion of the findings has been resolved in favor of Crested. No written confirmation has been received as of the date of filing. Crested is confident the matters will be resolved favorably at the administrative appeals level. Until such time, if ever, as the deficiency claim goes to Tax Court after exhaustion of administrative hearings, management is of the opinion that this dispute is not a legal proceedings matter.


RESULTS OF OPERATIONS

FISCAL 1995 COMPARED FISCAL 1994

     Revenues for fiscal 1995 declined $1,710,600 to $1,160,200 from fiscal 1994, due to mineral sales revenues of $1,866,300 and to a gain from restructuring mineral properties of $250,000 both recorded in fiscal 1994 with no corresponding revenues in fiscal 1995, and a reduction in the management fees of $80,800. This decline was partially off set by an increase in gain from the sale of assets of $489,700.

     There were no mineral sales in fiscal 1995, as a result of the SMP arbitration, to compare with the $1,866,300 in revenues from the sale of U\\3\\O\\8\\ in fiscal 1994. However, this had no significant effect on the net operating losses because of the corresponding reduction in the cost of sales. During fiscal 1994, USE and Crested made all or a portion (50 percent) of certain of the uranium deliveries required under the SMP contracts. However, during fiscal 1995, USE and Crested have not been allowed to make such deliveries, due to disputes with the other SMP partners; under agreements reached on an interim basis for remainder of time required for the SMP dispute resolution, all deliveries have been made by Nukem and CRIC. Once the arbitration proceedings are concluded, deliveries will be made in accordance with the award. The arbitration outcome cannot be predicted.

     In fiscal 1995, $1,069,600 in legal expense was incurred by Crested and USE in connection with the SMP arbitration/litigation of which Crested was obligated for 50% or $534,800. This compared to $576,500 in fiscal 1994 of which Crested's share was $288,250. Such expenses should be reduced in fiscal 1996.

     The reduction in mineral property transactions is related to the Mt. Emmons molybdenum property, in which USE and Crested have a six percent gross royalty. In addition to the gross royalty, there were promissory notes of $7,500,000 each issued to USE and Crested in 1980, with provision for advance royalties. In 1985, AMAX, USE and Crested agreed to amortize the notes at an annual rate of $1,000,000 each to USE and Crested ($250,000 each, per quarter), in lieu of advance royalties. Advance royalties of 50,000 pounds of molybdic oxide (or its cash equivalent) remains payable. During fiscal 1994, the final $250,000 was amortized on the long term note, so there was consequently no amortization of such debt in fiscal 1995. The remaining component of the decrease in gain from restructuring mining properties agreements, is as a result of the fluctuation of the market price of molybdenum, which is paid in kind by AMAX for the advance royalty.

     Gains from the sale of assets increased by $489,700 during fiscal 1995 compared to the corresponding period of the prior year. The increase is due to sales for $495,000 of certain real estate in Colorado. During 1994, there were only sales of miscellaneous equipment for $5,300. As a result of certain of the sales of assets during 1995 being partially financed by USE and Crested, the amount shown on the Statement of Operations exceeds the amount of gain shown on the Statement of Cash Flows. Accounts and notes receivable have been adjusted accordingly.

FISCAL 1994 COMPARED FISCAL 1993

     Overall, while revenues declined only slightly (by $293,800) in fiscal 1994 to $2,870,800 (compared to $3,164,600 for the prior year), costs and expenses increased substantially (by $1,045,100) in fiscal 1994 to $4,168,400 (compared to $3,123,300 for 1993). Although operating losses were recorded for some activities, as discussed below, two items contributed significantly to the overall operating loss of $1,680,500 for the year. First, general and administrative expense increased by $201,400 to $701,600 (compared to $500,200), reflecting increased general and administrative expenses associated with Sutter Gold. Second, costs associated with mineral operations, which are producing no revenues, increased by $945,600 to $2,512,200 (compared to $1,566,600 for the prior year). This increase is due primarily to an increase in cost of U\\3\\O\\8\\ sold of $628,900 accompanied by increased costs related to the litigation over the SMP and Parador disputes and increased maintenance cost of heavy mining equipment due to underground development work on the SMP properties.

     Mineral sales revenues increased primarily as a result of the sale and delivery during the year of U\\3\\O\\8\\ in accordance with SMP utility supply contracts, however an operating loss of $332,500 for the year was recognized due to contracted price being lower than the price at which USE could acquire the U\\3\\O\\8\\ and increased maintenance costs on properties and equipment.

     During the quarter ended August 31, 1993, Crested implemented Statement of Financial Accounting Standard No. 109 ("Accounting for Income Taxes", hereafter "SFAS 109"). There was no cumulative effect of this tax accounting change.

     Oil sales revenues (recorded for services provided by Crested as operator of the Ft. Peck Lustre Field) dropped by $51,300 to $91,900 (compared to $143,200 in fiscal 1993) due to lower production rates and lower prices for the first two quarters of fiscal 1994. Separately, but related to oil and gas activities, certain start-up operations in coalbed methane gas contributed $78,900 to 1994 overall loss through the equity loss from affiliates.

EFFECTS OF CHANGES IN PRICES

     Mining operations and the acquisition, development and disposition of mineral properties are significantly affected by changes in mineral commodity prices. As prices for a particular mineral increase, prices for prospects for that mineral also increase, making acquisitions of such properties more costly and difficult, and dispositions advantageous and easier. Conversely, a mineral commodity price decline facilitates acquisitions of properties for that mineral, but makes sales of such properties more difficult and less attractive. Operational impacts of changes in mineral commodity prices are common in the mining industry.

     Changes in the prices of uranium and gold affect the Registrant to the greatest extent, as its principal holdings are of prospects for those minerals. When uranium prices were relatively high in fiscal 1988, the Registrant and USE acquired the Crooks Gap properties, and thereafter put the properties into production. When uranium prices fell sharply during fiscal 1989-1991, USECC suspended mining operations for SMP, because uranium could be purchased at prices less than the costs of producing uranium. Uranium production in the United States reportedly fell by 25% - 33% in 1990, due to the lowest prices for uranium since the market developed in the 1960s.

     Changes in uranium prices directly affect the profitability of SMP's uranium supply agreements with electric utilities. Certain of those agreements become advantageous to the Registrant when the spot market price for uranium falls significantly below the price which a utility has agreed to pay. Some of the supply agreements of SMP were acquired before the fall of uranium spot market prices during fiscal 1989-1991. Those fixed-price contracts, which have contract prices exceeding current spot market rates, are currently advantageous to the Registrant, as the uranium to fill them can be readily obtained at favorable prices. Although such contracts benefit SMP and the Registrant in a falling market, a corresponding adverse impact would not be anticipated in the event of substantially increased prices. SMP would produce uranium from its Crooks Gap properties to fill those contracts, in the event of a prolonged increase in the spot market price above the contract prices.

     With the acquisition of its interest in SGV and its Lincoln Mine, gold prices directly affect the Registrant. Crested believes SGV's Lincoln Mine will be profitable with gold prices over $290 per ounce. The price of gold has remained relatively stable over the past year between $370 and $390 per ounce.

     Changes in prices of molybdenum and petroleum are not expected to materially affect the Registrant with respect to either its molybdenum advance royalties or its fees associated with oil production. A significant increase in the price of molybdenum would be expected to increase the likelihood that the Mt. Emmons properties will be developed by AMAX.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     Financial statements meeting the requirements of Regulation S-X for the Registrant and its affiliate, USECC, follow immediately. Financial statements of GMMV are included as schedules and immediately follow the index at Item 14(a)(2).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   -----------------------------------------

To the Board of Directors and Shareholders of Crested Corp.:

We have audited the accompanying consolidated balance sheets of Crested Corp. (the "Company"), a Colorado corporation, and affiliate as of May 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. and affiliate as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

As discussed further in Notes E, F and K, the Company and its majority shareholder, U.S. Energy Corp. (together referred to as "USECC") are involved in litigation and arbitration with their 50/50 partner in Sheep Mountain Partners ("SMP"), Nukem Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corporation ("CRIC"). USECC, Nukem and CRIC have filed various claims and counterclaims against each other alleging violations of the SMP Partnership Agreement among other various allegations. As a consequence of this litigation and arbitration, USECC has been required to fund all of the expenditures to maintain the SMP mineral properties on standby, resulting in advances to SMP attributable to the Company of $2,192,500. The Company has expensed its equity portion of these advances as of May 31, 1995. Recovery of the remaining investment and advances of $1,172,600 is dependent upon the outcome of the litigation, which is uncertain at this time. Most of the litigation claims were consensually submitted to binding arbitration. The evidentiary stage of the arbitration proceedings are concluded and damage claims have been submitted to the arbitration panel. USECC is seeking damages in excess of $200 million. Nukem and CRIC are seeking damages of approximately $48 million. The resolution of these matters is not anticipated until December 1995. Counsel for the Company has indicated that an evaluation of the likelihood of an unfavorable outcome or any estimate of the amount or range of potential loss is premature at this time given the state of the proceedings. Accordingly, the accompanying financial statements do not reflect any adjustments that might result from this litigation.

     As discussed in Notes B and H to the consolidated financial statements, effective June 1, 1993, the Company changed its method of accounting for income taxes. In addition, as discussed in Notes B and E to the consolidated financial statements, effective June 1, 1994, the Company changed its method of accounting for certain investments.



ARTHUR ANDERSEN LLP

Denver, Colorado,
August 28, 1995.

                          CRESTED CORP. AND AFFILIATE

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                         May 31,
                                                               -------------------------
                                                                   1995          1994
                                                                   ----          ----

CURRENT ASSETS:
   Cash and cash equivalents                                   $    24,400   $   102,300
   Accounts and notes receivable
     Trade, net of allowance of $16,100
       and $16,300 for doubtful accounts                            49,700        51,400
     Affiliates, net of allowance of $800 and
       $800 for doubtful accounts                                  115,600        82,600
   Current portion of long-term receivables (Notes C and F)
     Related parties                                               196,500          --
     Other                                                          71,100          --
   Inventory and other                                              55,300        46,500
                                                               -----------   -----------
     TOTAL CURRENT ASSETS                                          512,600       282,800

LONG-TERM RECEIVABLES:
   Related parties (Note C)                                          --          624,800
   Other (Note F)                                                  657,900          --

INVESTMENTS (Notes C and E):
   Investments in affiliates                                     5,393,300     3,620,100
   Land (Note F)                                                     --          490,800
                                                               -----------   -----------
                                                                 5,393,300     4,110,900

PROPERTIES AND EQUIPMENT (Notes B, C, D and F):
   Land and mobile home park                                     1,307,500     1,322,800
   Buildings and improvements                                    2,149,700     2,149,700
   Aircraft and other equipment                                  1,624,600     1,617,900
   Developed oil properties, full cost method                      886,800       886,900
   Undeveloped mining properties                                    85,400        83,700
                                                               -----------   -----------
                                                                 6,054,000     6,061,000
   Less accumulated depreciation,
     depletion and amortization                                 (3,311,700)   (3,075,000)
                                                               -----------   -----------
                                                                 2,742,300     2,986,000

OTHER ASSETS                                                        57,800        88,400
                                                               -----------   -----------

                                                               $ 9,363,900   $ 8,092,900
                                                               ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          CRESTED CORP. AND AFFILIATE

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                May 31,
                                                      --------------------------
                                                          1995          1994
                                                          ----          ----

CURRENT LIABILITIES:
   Accounts payable and accrued expenses              $   819,100   $   185,400
   Accounts payable to affiliates                         110,000         --
   Line of credit                                         480,000         --
   Current portion of long-term debt
     to affiliates and others (Note G)                  4,109,400       369,600
                                                      -----------   -----------
     TOTAL CURRENT LIABILITIES                          5,518,500       555,000

LONG-TERM DEBT TO AFFILIATES (Note G)                       --        3,835,000

ACCRUED RECLAMATION COSTS (Note K)                        725,900       725,900

DEFERRED GAIN ON SALE OF ASSETS (Note C)                  127,800       127,800

COMMITMENTS AND CONTINGENCIES (Note K)

SHAREHOLDERS' EQUITY (Note J):
   Preferred stock, $.001 par value;
     authorized, 100,000 shares;
     none issued or outstanding                             --            --
   Common stock, $.001 par value;
     authorized, 20,000,000 shares;
     issued, 10,208,094 and 10,201,594 shares              10,200        10,200
   Additional paid-in capital                           6,354,000     6,352,800
   Accumulated deficit                                 (4,807,000)   (3,513,800)
   Unrealized holding gain on investments (Note E)      1,434,500            --
                                                      -----------   -----------
                                                        2,991,700     2,849,200
                                                      -----------   -----------
                                                      $ 9,363,900   $ 8,092,900
                                                      ===========   ===========

The accompanying notes to consoliated financial statements are an integral part of these balance sheets.

                          CRESTED CORP. AND AFFILIATE

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended May 31,
                                         ----------------------------------------------
                                             1995             1994              1993
                                             ----             ----              ----
REVENUES:
   Mineral sales (Note E)                $     --          $ 1,866,300      $ 1,276,800
   Commercial operations                     407,900           352,300          358,400
   Oil sales                                  97,300            91,900          143,200
   Gains from restructuring mineral
     properties agreements (Note F)           42,700           313,400        1,052,900
   Gain on sale of assets (Note F)           495,000             5,300          136,100
   Interest                                   18,100            19,800           30,100
   Management fees and other (Note C)         99,200           221,800          167,100
                                         -----------       -----------      -----------
                                           1,160,200         2,870,800        3,164,600
                                         -----------       -----------      -----------
COSTS AND EXPENSES:
   Mineral operations                        827,200         2,512,200        1,566,600
   Commercial operations                     828,200           888,800          806,900
   Oil production                             39,000            44,900           61,200
   Interest                                   59,100            20,900            5,400
   General and administrative                437,800           701,600          500,200
   Abandonment of mining claims                --                --             183,000
                                         -----------       -----------      -----------
                                           2,191,300         4,168,400        3,123,300
                                         -----------       -----------      -----------

(LOSS) INCOME BEFORE EQUITY IN LOSS
   OF AFFILIATES AND INCOME TAXES         (1,031,100)       (1,297,600)          41,300

EQUITY IN LOSS OF AFFILIATES (Note E)       (262,100)         (382,900)        (324,500)
                                         -----------       -----------      -----------

LOSS BEFORE INCOME TAXES                  (1,293,200)       (1,680,500)        (283,200)

INCOME TAXES (Note H)                          --                --               --
                                         -----------       -----------      -----------

NET LOSS                                 $(1,293,200)      $(1,680,500)     $  (283,200)
                                         ===========       ===========      ===========

PER SHARE AMOUNTS:

NET LOSS PER SHARE                       $      (.13)      $      (.16)     $      (.03)
                                         ===========       ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING       10,204,212        10,197,712       10,043,066
                                         ===========       ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRESTED CORP. AND AFFILIATE

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Additional                        Unrealized             Total
                                  Common Stock             Paid-In        Accumulated      Holding Gain         Shareholders'
                                ----------------
                               Shares        Amount        Capital          Deficit       on Investments           Equity
                               ------        ------        -------          -------       --------------         -----------

Balance, May 31, 1992        10,028,594      $10,000      $6,306,500      $(1,550,100)      $     --              $ 4,766,400

Issuance of common stock to
  officers and employees
  for services rendered           6,500         --             1,400           --                 --                    1,400
Issuance of common stock
  to affiliate for cash         160,000          200          43,100           --                 --                   43,300
Net loss                        --              --             --            (283,200)                               (283,200)
                             ----------      -------      ----------      -----------       --------------        -----------

Balance, May 31, 1993        10,195,094       10,200       6,351,000       (1,833,300)            --                4,527,900

Issuance of common stock to
  officers and employees
  for services rendered           6,500         --             1,800           --                 --                    1,800
Net loss                        --              --             --          (1,680,500)            --               (1,680,500)
                             ----------      -------      ----------      -----------       --------------        -----------

Balance, May 31, 1994        10,201,594       10,200       6,352,800       (3,513,800)            --                2,849,200

Issuance of common stock to
  officers and employees
  for services rendered           6,500         --             1,200           --                 --                    1,200
Cumulative effect of change
  in accounting principle
  (Note E)                      --              --             --              --                  937,600            937,600
Unrealized holding gain
  on investments (Note E)       --              --             --              --                  496,900            496,900
Net loss                        --              --             --          (1,293,200)            --               (1,293,200)
                             ----------      -------      ----------      -----------       --------------        -----------

Balance, May 31, 1995        10,208,094      $10,200      $6,354,000      $(4,807,000)      $    1,434,500        $ 2,991,700
                             ==========      =======      ==========      ===========       ==============        ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRESTED CORP. AND AFFILIATE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended May 31,
                                                             -----------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(1,293,200)     $(1,680,500)      $  (283,200)
   Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities:
       Depreciation, depletion, and amortization                 259,100          252,900           350,200
       Gain from restructuring mineral
         properties agreements                                     --            (250,000)       (1,000,000)
       Equity in loss of affiliates                              262,100          382,900           324,500
       Abandonment of mining claims                                --               --              183,000
       Non-cash compensation                                     135,200          130,700           124,700
       Gain on sale of assets                                   (495,000)          (5,300)         (136,100)
       Loss (gain) on sale of investments                          8,700            --              (46,400)
       Net changes in:
         Accounts and notes receivable                           (31,300)          48,100           (82,500)
         Inventory and other                                      (8,800)          (5,100)          (25,700)
         Accounts payable and accrued expenses                 1,024,200          (78,100)          701,600
                                                             -----------      -----------       -----------
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                                         (139,000)      (1,204,400)          110,100
                                                             -----------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of marketable equity securities            23,400            --               68,200
   Change in investments, other                                   (1,500)          67,800           (87,500)
   Increase in long-term receivables from related parties        (16,100)        (449,900)          (52,500)
   Proceeds from third party debt                                 68,900            --                --
   Proceeds from notes receivables from related parties           19,900           43,000             --
   Development of mining claims                                   (1,700)          (2,500)           (1,700)
   Proceeds from sale of property and equipment                  190,900           13,700           522,100
   Purchases of property and equipment                           (16,100)        (119,300)          (84,900)
   Investments in affiliates                                    (600,800)        (996,800)         (709,800)
                                                             -----------      -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                           (333,100)      (1,444,000)         (346,100)
                                                             -----------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                        --               --               43,300
   Proceeds from line of credit                                  480,000            --                --
   Increase in long-term debt from affiliates                      --           2,408,300             --
   Proceeds from non-affiliated debt                              75,100          365,700           135,900
   Payments on long-term debt from affiliates                   (160,900)        (218,000)          (92,600)
                                                             -----------      -----------       -----------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                          394,200        2,556,000            86,600
                                                             -----------      -----------       -----------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                          (77,900)         (92,400)         (149,400)

CASH AND CASH EQUIVALENTS, Beginning of year                     102,300          194,700           344,100
                                                             -----------      -----------       -----------

CASH AND CASH EQUIVALENTS, End of year                       $    24,400      $   102,300       $   194,700
                                                             ===========      ===========       ===========
(continued)

The accompany notes to consolidated financial statements are an integral part of these statements.

                          CRESTED CORP. AND AFFILIATE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                      Year Ended May 31,
                                                      -------------------------------------------------
                                                         1995                1994              1993
                                                         ----                ----              ----

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                      $   49,700          $   20,900          $   5,300
                                                      ==========          ==========          =========

   Income taxes paid                                  $    --             $    --             $   --
                                                      ==========          ==========          =========

   Noncash investing and financing activities:

     Issuance of common stock to officers
       and employees for services rendered            $    1,200          $    1,800          $   1,400
                                                      ==========          ==========          =========

     Note receivable on sale of property              $1,125,100          $                   $   --
                                                      ==========          ==========          =========

     Unrealized holding gain on investments           $1,434,500          $    --             $   --
                                                      ==========          ==========          =========

     Offset of account receivable from related
       party against payable to parent                $  434,000          $    --             $   --
                                                      ==========          ==========          =========

     Accrued reclamation costs transferred
       to Green Mountain Mining Venture               $    --             $ (121,900)         $   --
                                                      ==========          ==========          =========

     Conversion of SRRI receivable to
       investment upon loan default                   $    --             $  206,400          $   --
                                                      ==========          ==========          =========

     Undeveloped mining properties transferred
       to Green Mountain Mining Venture               $    --             $  121,900          $   --
                                                      ==========          ==========          =========

     Conversion of accounts payable to affiliates
       to long-term debt to affiliates                $    --             $1,384,500          $   --
                                                      ==========          ==========          =========

     Assumption of shareholder note payable
       to USE for USE common stock                    $    --             $  260,600          $   --
                                                      ==========          ==========          =========

     Property transferred from affiliate
       in exchange for debt assumed                   $    --             $  195,400          $   --
                                                      ==========          ==========          =========

     Acquisition of USE common stock in exchange
       for long-term receivable from related party    $    --             $   72,700          $   --
                                                      ==========          ==========          =========

     Conversion of remaining SRRI receivable to
       reduction in long-term debt to affiliates      $    --             $  317,500          $   --
                                                      ==========          ==========          =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993


A.   BUSINESS ORGANIZATION AND OPERATIONS:

     Crested Corp. (the "Company" or "Crested") was incorporated in the State of Colorado on September 18, 1970. It engages in the acquisition, exploration, sale and/or development of mineral properties, mining and marketing of minerals. Principal mineral interests are in uranium, gold and molybdenum. However, none are producing at the present time. Currently, the Company holds various real properties used in commercial operations and engages in the exploration, development and production of petroleum and methane gas. Most of these activities are conducted through the joint venture discussed below and in Note B.

     The Company and U.S. Energy Corp. ("USE"), a 52% shareholder of the Company (see Note J), are engaged in two ventures to develop certain uranium properties, one a joint venture with Kennecott Uranium Company ("Kennecott") known as Green Mountain Mining Venture ("GMMV"), and the second a partnership with Nukem, Inc. ("Nukem") through its wholly owned subsidiary Cycle Resource Investment Corporation ("CRIC") known as Sheep Mountain Partners ("SMP"). During fiscal 1991, the Company and USE formed USECC Gold Limited Liability Company ("USECC Gold"), and with Seine River Resources Inc. ("SRRI") formed the Sutter Gold Venture ("SGV") to develop certain gold properties located in California. USECC Gold acquired SRRI's remaining interest in SGV during fiscal 1994 and owns 100% of SGV. During fiscal 1995, the Sutter Gold Venture was terminated, USE and Crested formed a new Wyoming corporation Sutter Gold Mining Company, and agreed to exchange their interests in USECC Gold for common stock of Sutter Gold Mining Company (hereafter, "SGMC") (see Note F).

     The Company's working capital has been impacted by its litigation with Nukem and CRIC, which is discussed in Note K. Expenditures made on behalf of SMP, and a portion of which are unreimbursed by Nukem/CRIC, have increased the Company's advances to SMP to $2,192,500 at May 31, 1995. Recovery of the Company's advances and improvement in its liquidity position are dependent on the outcome of this litigation. This matter also impacted the Company's ability to pay its obligations to its affiliates, primarily USE. As of may 31, 1995, a substantial portion, or $4,163,500 of the Company's working capital is owed to USE. USE management has given assurance that they will not demand payment of these advances in the next fiscal year.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Crested and affiliate (USECC Joint Venture ("USECC")) include the accounts of the Company and one-half of the account balances of USECC, a joint venture through which the Company and its controlling shareholder USE, conduct the bulk of their operations. USECC has interests in uranium mining ventures (see Notes E and F), and owns real estate and other equipment (see Note D). USECC is owned equally by the Company and USE.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

     Investments in other joint ventures and 20% to 50% owned companies are accounted for by the equity method. Investments in companies of less than 20% are accounted for by the cost method. All material intercompany profits, transactions and balances have been eliminated.

INVENTORY

     Inventory consists of aviation fuel and associated aircraft supplies. The inventory is carried at the lower of cost or market.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PROPERTIES AND EQUIPMENT

     Land, buildings, improvements and other equipment are carried at the Company's share of cost.

     Depreciation of buildings and improvements and other equipment is provided by the straight-line and declining-balance methods over the estimated useful lives of three to forty five years.

     The Company capitalizes all costs associated with the acquisition, exploration and development of mineral properties as incurred. Capitalized costs are charged to operations at the time the Company determines that no economic ore bodies exist on such properties. An impairment allowance is charged to operations when, in the opinion of management, the carrying value of the property exceeds its expected future economic benefit. Costs and expenses related to general corporate overhead are expensed as incurred.

     The Company and USE have acquired substantial mining property assets and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. These assets are owned by various ventures accounted for by the equity method. The market value of these assets and most of the reclamation and environmental liabilities associated with them are not reflected in the accompanying balance sheets (see Note K).

     Proceeds from the sale of undeveloped mineral properties are treated as a recovery of cost with any excess of proceeds over cost recognized as gain.

     The Company follows the full-cost method of accounting for oil and gas properties whereby all costs incurred in the acquisition, exploration and development of the properties, including unproductive wells, are capitalized, limited to the present value of the estimated proved reserves, and the lower of cost or estimated fair value of unproved properties.

     Depreciation, depletion and amortization of oil and gas properties are provided by the units of production method based on the estimated recoverable reserves.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

     Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued in March 1995. The provisions of SFAS No. 121 require the Company to evaluate the carrying value of its long-term assets. SFAS No. 121 is required to be adopted in fiscal 1996. The Company has not determined the impact, if any, the adoption of SFAS No. 121 will have on its financial position or results of operations.

INVESTMENTS

     The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities", in fiscal 1995. Based on the provisions of SFAS No. 115, the Company accounts for investments as available-for-sale securities. Available-for-sale securities are measured at fair value, with unrealized holding gains and losses excluded from earnings and reported as a net amount in a separate component of shareholders' equity.

REVENUE RECOGNITION

     Advance royalties which are payable only from future production or which are non-refundable are recognized as revenue when received. Revenue from commercial operations are recognized as goods and services are delivered. Oil sale revenue is recognized as the oil is produced (see Notes D and F).

NET LOSS PER SHARE

     Net loss per share is computed using the weighted average of common shares outstanding during each period. Stock options outstanding have been excluded because they are antidilutive.

INCOME TAXES

     Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards. There was no cumulative effect on the financial statements for this change because the Company did not recognize any benefit of its net operating loss carryforwards.

     In contrast to the previous method, SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

     The Company previously followed Accounting Principles Board Opinion No. 11 whereby deferred income taxes are provided to reflect the tax effect of timing differences.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

RECLASSIFICATIONS

     Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the classifications used in 1995.

C.   RELATED-PARTY TRANSACTIONS:

     The Company does not have employees, but utilizes USE's employees and pays for one-half of the costs of these employees under the USECC Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. During fiscal 1995, 1994 and 1993, the Board of Directors of USE contributed 37,204, 46,332 and 49,087 shares of USE stock to the ESOP at prices of $5.38, $4.00, and $3.75 per share, respectively. The Company is responsible for one-half of these contributions or $100,000, $92,700, and $91,700 in fiscal 1995, 1994 and 1993, respectively.

     As of May 31, 1995, the Company had notes receivable due from certain USE employees of $196,500, which bear interest at 10% and come due in fiscal 1996. A portion of these notes receivable are collateralized by 50,000 shares of USE stock which are owned by a director of the Company.

     As of May 31, 1994, the Company had a long-term receivable from an affiliate of $434,000. This receivable relates to the Company's share of expenditures made by USECC on behalf of the affiliate for capital expenditures and operating costs. In 1995, this receivable was transferred to USE to offset part of the Company's payable to USE (see Note G).

     As of May 31, 1993, the Company had a non-recourse promissory note receivable of $72,700 due from a shareholder which was non-interest bearing and was repaid in fiscal 1994 with the USE common stock that collateralized the note. The Company also assumed a non-recourse promissory note payable from this shareholder to USE for $260,600. The $260,600 is included in notes payable - U.S. Energy in Footnote G. This note is secured by 60,000 shares of USE common stock and is due October 30, 1995.

     The Company and USE provide management and administrative services for affiliates under the terms of various management agreements. Revenues from these services for the Company were $99,200, $180,000, and $61,300 in fiscal 1995, 1994 and 1993, respectively.

     In November 1992, the Company entered into a sale agreement, and sold certain machinery and equipment to an affiliate. This machinery and equipment is being rented from the affiliate on a month-to-month basis for $6,800 and is charged to commercial operations in the accompanying consolidated statement of operations. The Company has deferred the gain of $127,800 on this sale.

     In April 1993, the Company received a $76,800 advance from an affiliate and sold 160,000 shares of stock to this affiliate for $.27 per share, which approximated market value. The advance was in the form of a note to be repaid by April 2003, with interest at 2.5% above prime. The note was repaid with interest during fiscal 1994. As further consideration for the note, the Company granted the

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

affiliate options for 300,000 common shares at $.40 per share. These options are exercisable over a five year period.

     See Note J with respect to stock grants to employees of USE who provide services to the Company, and for discussion of issuance of Company stock to an affiliate for cancellation of certain payables to the affiliate.

D.   USECC JOINT VENTURE:

     USECC operates the Glen L. Larsen office complex; Wind River Estates, a 100-unit mobile home park; an aircraft hangar with a fixed base operation and office space; certain aircraft; holds interests in various minerals operations including SMP and GMMV; conducts oil and gas operations; and transacts all operating and payroll expenses, except for specific expenses which are allocated directly to each venturer. The joint venture agreement also provides for the allocation of certain operating expenses to other affiliates. Condensed financial information of USECC, of which 50% is proportionately consolidated by the Company, follows:

                       CONDENSED BALANCE SHEETS - USECC

                                               May 31,
                                     --------------------------
                                         1995          1994
                                         ----          ----
   Current assets                    $   475,500   $ 1,755,100
   Properties and equipment            9,399,000     9,416,300
   Undeveloped mineral properties         27,900        24,500
   Accumulated depreciation           (4,151,900)   (3,678,500)
   Other long-term assets              3,874,700     2,398,700
                                     -----------   -----------
                                     $ 9,625,200   $ 9,916,100
                                     ===========   ===========

   Current liabilities               $ 2,714,200   $   592,800
   Notes payable                            --          84,500
   Reclamation liability               1,532,700     1,451,800
   Venturers' capital                  5,378,300     7,787,000
                                     -----------   -----------
                                     $ 9,625,200   $ 9,916,100
                                     ===========   ===========

                  CONDENSED STATEMENTS OF OPERATIONS - USECC

                                                      Year Ended May 31,
                                      ------------------------------------------------
                                          1995              1994              1993
                                          ----              ----              ----
   Revenues                            $ 2,225,600       $ 5,012,100      $ 2,015,100
   Costs and expenses                   (4,453,600)       (8,463,200)      (3,909,500)
                                       -----------       -----------      -----------
   Net loss                            $(2,228,000)      $(3,451,100)     $(1,894,400)
                                       ===========       ===========      ===========

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

E.   INVESTMENTS:

     The Company's investments in affiliates are as follows:

                                                                         Carrying Value at May 31,
                                                                  -----------------------------------------
                                                                  Ownership           1995          1994
                                                                  ---------           ----          ----
Equity Method Investments:
   GMMV                                                               25%         $   116,300   $   116,300
   SGMC                                                               11%           1,156,800     1,119,300
   SMP (Note F)                                                       25%           1,172,600       953,000
   ENERGX Ltd.                                                        45%             191,900       110,300

Other Investments:
   USE                                                                11%           2,743,200     1,316,200
   Others                                                         various              12,500         5,000
                                                                                  -----------   -----------
                                                                                  $ 5,393,300   $ 3,620,100
                                                                                  ===========   ===========

     As discussed in Note B to the financial statements, effective June 1, 1994, the Company changed its method of accounting for its investments. The net aggregate unrealized holding gain for available-for-sale securities had a non-equity investments at May 31, 1995 was $1,434,500. The Company recognized an unrealized effect of $937,600 as of June 1, 1994, related to the adoption of SFAS 115. The aggregate fair market value of these investments increased $496,900 from June 1, 1994 to May 31, 1995.

     Equity in loss from investments accounted for by the equity method are as follows:

                                         Year Ended May 31,
                                 ----------------------------------
                                    1995        1994        1993
                                    ----        ----        ----

SGMC                             $ (37,500)  $ (54,500)  $ (58,500)
SMP (Note F)                      (219,600)   (257,400)   (266,000)
ENERGX, LTD.                        (5,000)    (71,000)      --
                                 ---------   ---------   ---------
                                 $(262,100)  $(382,900)  $(324,500)
                                 =========   =========   =========

     There is currently litigation and arbitration proceedings with the Company's partner in the SMP partnership, as discussed further in Note K. Because of the litigation and arbitration, the Company has been required to advance $2,192,500 to SMP for standby mine care and maintenance, the rental of certain mining equipment and administrative costs as of May 31, 1995. These advances are included in the above investment account net of the Company's equity share of SMP's expenses. The Company considers the $2,192,500 to be a receivable from SMP. Whether or not the $2,192,500 of advances are realized will depend on the outcome of the litigation and arbitration with Nukem and its wholly-owned subsidiary CRIC (see Note K).

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

     SMP has entered into various market related and base price escalated uranium sales contracts with certain utilities which require delivery of an estimated 903,200 to 1,213,800 pounds of uranium annually from 1996 through 2000. These contracts also allow for the quantities to be substantially increased by the utilities. Until the disputes between the SMP partners are resolved, the Company and Crested are arranging for the purchase and delivery of their portion of the contracts or are allowing Nukem and CRIC to make the entire delivery. The deliveries will be satisfied by purchases in the spot market, existing purchase contracts, uranium inventories or by producing from SMP properties. Production will not be commenced, however, until uranium prices rise substantially. Most market related sales contracts can be settled through spot market purchases. All base price sales contracts exceed the spot market price as of May 31, 1995. Revenues from such uranium sales of $2,893,800 and $2,690,800 have been included in the accompanying consolidated statements of operations for the years ended May 31, 1994 and 1993, which would normally have been sales of SMP. All sales contracts were filled by Nukem in 1995, and as a result, no revenues from uranium sales were recognized during 1995. The cash from uranium sales is accumulating in SMP's bank accounts which as of May 31, 1995 amounted to $15,037,800.

     Condensed combined financial statements of the Company's equity investees include GMMV, SMP, Energx, Ltd. and SGMC for fiscal 1995 and 1994, and GMMV, SMP and SGMC for 1993. GMMV and SGMC are in the development stage and have not commenced operations. GMMV expenses certain general and administrative, maintenance and holding costs. However, the Company has not recognized equity losses in GMMV because Kennecott is committed to fund 100% of the first $50 million of development and operating costs of this joint venture. The Company's investment in GMMV of $116,300 in the accompanying consolidated balance sheets is substantially lower than its equity basis in GMMV. SGMC is considered an equity investment because of the control exerted by USE and the Company.

                      CONDENSED COMBINED BALANCE SHEETS:
                               EQUITY INVESTEES

                                                     1995             1994
                                                     ----             ----
Current assets                                    $ 8,380,300      $   733,600
Non-current assets                                 60,003,500       59,003,200
                                                  -----------      -----------
                                                  $68,383,800      $59,736,800
                                                  ===========      ===========

Current liabilities                               $ 7,921,000      $ 6,916,500
Reclamation liabilities                            30,782,900       23,621,600
Excess in assets                                   29,679,900       29,198,700
                                                  -----------      -----------
                                                  $68,383,800      $59,736,800
                                                  ===========      ===========

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

                 CONDENSED COMBINED STATEMENTS OF OPERATIONS:
                               EQUITY INVESTEES

                                  1995               1994               1993
                                  ----               ----               ----
Revenues                      $   563,200        $    16,100        $    20,800
Costs and expenses             (1,935,000)        (3,357,500)        (5,432,800)
                              -----------        -----------        -----------
Net loss                      $(1,371,800)       $(3,341,400)       $(5,412,000)
                              ===========        ===========        ===========

F.  MINERAL TRANSACTIONS AND MINING PROPERTIES:

GMMV

     During fiscal 1990, the Company and USE entered into an agreement with Kennecott, a wholly-owned, indirect subsidiary of The RTZ Corporation PLC, for Kennecott to acquire a 50% interest in certain uranium mineral properties known as the Green Mountain Properties. The purchase price was $15,000,000. Before the mineral properties were contributed to GMMV, a portion of the Green Mountain Properties was owned by USE and the remainder was owned by the USECC joint venture.

     The Boards of Directors of the Company and USE adopted a method of apportioning the initial consideration of $15,000,000, on a ratio of 16% to the Company and 84% to USE. This division was based on analyses of the projected cash flows from the properties contributed by USE and USECC and other criteria.

     Kennecott committed to fund 100% of the first $50 million of development costs and operating expenses of the GMMV joint venture. Kennecott will also pay additional amounts if certain future operating margins are achieved. USE and USECC participate in cash flows of the GMMV in accordance with their ownership of the mining claims prior to the formation of GMMV. Because USE owned all of the claims on that portion of the Green Mountain Properties where the Round Park uranium deposit was delineated, the Company has no interest in GMMV's cash flow from the ore produced in mining operations on the Round Park properties, which have been scheduled for initial development.

     GMMV has incurred $14,316,300 in the development and operations of the above uranium mineral properties through May 31, 1995. This was funded by Kennecott out of the $50 million funding commitment. As previously mentioned, the Company's carrying value of its investment in GMMV is $116,300 at May 31, 1995, which is substantially lower than its equity basis in GMMV. Reclamation obligations of GMMV are discussed in Note K. Development of the properties and pursuit of mining permits continues in anticipation of future uranium price increases.

SMP

     During fiscal 1989, USE and the Company, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties, to Nukem's subsidiary Cycle Resource Investment Corporation ("CRIC"). USECC and CRIC each contributed their 50% interests in the properties to a

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

newly formed partnership, Sheep Mountain Partners. SMP was established to further develop and mine the uranium claims on Sheep Mountain, to market uranium and acquire additional uranium sales contracts. USECC agreed to assign three uranium delivery contracts with four domestic utilities to SMP. USECC, however, remained responsible for certain environmental reclamation liabilities on these contracts. Certain disputes have arisen among USECC, CRIC and its parent Nukem, Inc. over the formation and operation of SMP. See Notes E and K for a description of the investment and a discussion of related litigation.

AMAX TRANSACTIONS

     During prior years, the Company and USE conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, advance and production royalties, and other consideration including interest-free loans, due in 2010. In connection with a renegotiation of various rights and duties of the parties, AMAX agreed to amortize the principal amount of those loans by $250,000 each quarter, subject to certain conditions and until AMAX put the properties into production, which has not occurred. The last quarterly amortization of $250,000 for a non-interest bearing loan from AMAX, in lieu of advance royalties, was recognized in the first quarter of fiscal 1994.

     AMAX may elect to return the properties to the Company and USE, which would cancel the advance royalty obligation. If AMAX formally decides to place the properties into production, it will pay $2,000,000 to the Company and USE. If AMAX sells the properties, the Company and USE will receive 15% of the first $25 million received by AMAX.

     In addition, AMAX pays the Company and USE jointly an annual advance royalty of 50,000 pounds of molybdenum (or its cash equivalent). AMAX is entitled to a credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $42,700, $63,400, and $52,900 of revenues from the advance royalty payments in fiscal 1995, 1994 and 1993, respectively.

     In fiscal 1995, USECC and Cyprus Amax agreed on exercise of the option by USE and Crested agreeing to forego six quarters of advance royalties from Cyprus Amax (the option purchase price was $200,000). See "Minerals - Molybdenum" above. Thereafter, USE (together with Crested) signed option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado. If both options are exercised, the combined purchase price is US$1,851,920. The acreage is not otherwise encumbered and was sold in fiscal 1995.

     The first option (exercised in February, 1995) was for the 57 commercial and noncommercial zoned acres in the City of Gunnison, Colorado; the purchase price was $970,300. This resulted in a gain for the Company of $491,100. Pangolin paid $345,000 cash and $625,300 in three year nonrecourse promissory notes, of which $137,900 was paid during fiscal 1995. 19.25 acres have been deeded to Pangolin; the remaining acreage secures the note, and will be released to the buyer against principal payments on the note as development (mixed commercial and residential) advances. The remaining note bears interest at 7.5% per annum.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

     The second option covers 472.5 acres of ranch land northwest of the City of Gunnison, Colorado (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $96,090 in cash and $776,370 by two nonrecourse promissory notes (each with principal and unpaid interest due on the third anniversary of closing except for $35,000 on the first anniversary). At closing, 22.19 acres were deeded to Pangolin; different parcels of the remaining acreage secure the notes, and will be released for principal payments in the course of development. The sale was accounted for as an installment sale and thus the gain on sale was deferred to be recorded as the notes are paid.

SUTTER GOLD MINING COMPANY

     During fiscal 1991, the Company acquired an interest in Sutter Gold Venture ("SGV"), a joint venture formalized to acquire various mineral leases and to develop and mine gold from these properties in California. The Company acquired one-ninth of the interest of USE in SGV, in exchange for its agreement to pay one-ninth of USE's acquisition and operating costs for its interest in the joint venture, plus accrued interest, as described below.

     USE acquired its indirect interest in SGV for: (i) $4.5 million of the $5 million purchase price of SGV's properties; (ii) an agreement to fund predecessor holding costs and the initial development costs of SGV totalling $500,000; and (iii) its agreement to provide its share of operating and holding costs of SGV. SRRI, the co-venturer in SGV, provided $500,000 of the property purchase price, and agreed to pay $2 million to USE to equalize the investments of USE and SRRI in SGV. USE and SRRI agreed that they would each initially hold 50% interests in SGV.

     SRRI issued a $2 million note to USE, bearing interest at 10% per annum. The note provided that $500,000 of principal and accrued interest was due on April 12, 1991, and the balance of $1.5 million was due October 12, 1991, with interest. If the installments were not paid when due, the interests of USE and SRRI in SGV were to be adjusted to equal the percentage of the $5 million purchase price of SGV's properties that each of them provides.

     The Company's purchase price for its interest in SGV was: (i) $500,000 (one-ninth of the $4.5 million provided by USE for the purchase of the SGV properties) with interest; (ii) an agreement to pay USE $55,556 (one-ninth of the initial $500,000 of expenses of SGV which USE agreed to pay) with interest; and (iii) an agreement to fund one-ninth of the operating and holding costs and liabilities imposed on the USE-Company interest in SGV. In exchange, the Company received one-ninth of USE's interest in SGV, which initially entitled the Company to a 5.6% interest in the project. The Company was also entitled to one-ninth of any payments on the $2 million note issued by SRRI to USE.

     In exchange for 475,000 shares of SRRI's common stock (one-ninth to the Company and eight-ninths to USE) SRRI was granted an extension of the due date for the initial $500,000 note payment to July 16, 1991. Payment was not received by the extended due date, and the 50% interest of SRRI in SGV was reduced to 40%, with a corresponding increase in the Company-USE interest to 60%. Thereafter, SRRI failed to make the $1.5 million principal payment to USE that was due on October 12, 1991, of which the Company was to receive one-ninth of any payment on the note. As a result of the default by SRRI, its 40% interest in SGV was reduced to 10%. In May 1994, the Company, USE and SRRI reached an agreement by which SRRI gave up all rights, title and interest in SGV and delivered 400,000 shares of its common stock for a forgiveness of all accounts and notes payable by SRRI

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

to the Company and USE. The Company and USE share SRRI's forfeitures on a one-ninth basis for the Company and eight-ninths for USE. Therefore, the Company's indirect interest in SGV, now SGMC, was adjusted to 11% or one-ninth. The Company's funding obligations for SGV have also increased to 11%.

     Since inception, the Company and USE have funded $6,383,900 in development and holding costs. These costs were funded by the Company and USE on a one-ninth/eight-ninths basis, respectively. As of May 31, 1995, the Company's total investment in SGMC had a carrying value of $1,156,800.

     SGMC remains in the development stage at May 31, 1995 and is primarily engaged in mine development, exploration and feasibility work, permitting and acquisition of mill equipment.

PLATEAU RESOURCES LIMITED

     Effective August 11, 1993, USE entered into an agreement to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets in southeastern Utah. At the present time, Plateau has applied to renew its source materials license with the United States Nuclear Regulatory Commission ("NRC"). USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. Prior to closing the agreement, Plateau transferred $2,500,000 cash to fund the NRC Surety Trust Agreement to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. Plateau also transferred $4,800,000 cash to an Agency Agreement to indemnify the seller against possible environmental or nuclear claims. At the date of acquisition Plateau held an additional $6.9 million of unencumbered cash to be used for care and maintenance costs on the mill and other assets acquired. Most of the unencumbered cash has been used for care and maintenance costs and loaned to USE for development of certain properties held by USE and the Company. Although the Company has no ownership in Plateau, Directors of the Company and USE have agreed to divide equally one-half of the obligations incurred in excess of the total $14.2 million described above and will share in one-half of all cash flows derived from operations of these assets.

     On August 25, 1994, Plateau Resources Limited, a wholly owned subsidiary of USE signed a letter of intent with a third party to sell part interest in Canyon Homesteads, Inc., a wholly owned subsidiary of Plateau, and to develop the Ticaboo Townsite, in south central Utah and other resort properties near Lake Powell. The total purchase price for the one-half interest in Canyon Homesteads was to be $6,000,000. The party made a non refundable earnest payment of $100,000 to Plateau to be credited to the purchase price with the remainder to be paid in cash from the purchaser and out of operations at specified times. The purchaser defaulted, as a result, the $100,000 was recognized as income in fiscal 1995 by USE.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

G.  DEBT:

     The Company has a line of credit with a commercial bank. The line bears interest at a variable rate (10.5% as of May 31, 1995). The weighted average interest rate for 1995 was 9.82%. The line of credit had an outstanding balance for the Company and USE jointly of $960,000 as of May 31, 1995, of which Crested's 50% portion is $480,000. This line of credit was due and paid in full as of July 23, 1995 with proceeds from USE's private placement which closed in August 1995. Subsequently, the Company and USE renegotiated the line of credit for $1,000,000, due July 23, 1996. There is $0 outstanding on the new line of credit as of report date.

     Debt consists primarily of a note to USE which was the result of a conversion of the accounts payable to USE as of May 31, 1994, to a long-term note. The remaining debt is primarily due to the acquisition of equipment. All debt is classified as current as of May 31, 1995.


                                                                May 31,
                                                       -------------------------
                                                           1995          1994
                                                           ----          ----
     Notes payable - U.S. Energy, non-interest
       bearing, $260,600  due on October 30, 1995
       (Note C), remaining balance due May 31, 1996    $ 4,053,500    $4,053,500
     Notes payable - Other, interest
       ranging from 8% to 9.5%, payable
       in monthly installments ranging from
       $10,400 to $12,400, matures through
       January 1996                                         55,900       151,100
                                                       -----------    ----------
          Total                                        $ 4,109,400    $4,204,600
                                                       ===========    ==========

H.  INCOME TAXES:

     The Company adopted SFAS No. 109 in fiscal 1994. There was no cumulative effect of this change in accounting principle.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

     The components of deferred taxes as of May 31, 1995 and 1994 are as follows:


                                                                May 31,
                                                       -------------------------
                                                           1995          1994
                                                           ----          ----
     Deferred tax assets:
       Deferred compensation                           $    29,600    $    17,800
       Deferred gain on sale of assets                     154,900         43,500
       Net operating loss carryforwards                  3,261,500      2,314,000
       Tax credits                                          83,000         83,000
       Capital loss carryforwards                          182,100        451,500
                                                       -----------    -----------
     Total deferred tax assets                           3,711,100      2,909,800

     Deferred tax liabilities:
       Accelerated depreciation for tax                   (504,300)      (462,500)
       Development and exploration costs                  (255,000)      (243,000)
                                                       -----------    -----------
     Total deferred tax liabilities                       (759,300)      (705,500)
                                                       -----------    -----------

     Net deferred tax assets - all non-current           2,951,800      2,204,300

     Valuation Allowance                                (2,951,800)    (2,204,300)
                                                       -----------    -----------

     Net deferred tax asset                            $    --        $    --
                                                       ===========    ===========

     At May 31, 1995, the Company had available, for federal income tax purposes, net operating loss carryforwards of approximately $9,633,000 which expire in 2005 through 2010 and investment tax credit carryforwards of approximately $83,000 which, if not used, will begin to expire in 1998. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company's ability to generate future taxable income to utilize the NOL carryforwards. As of May 31, 1995, the valuation allowance had increased $636,100.

     For the year ended May 31, 1993, the tax effects of deferred taxes resulting from timing differences in the recognition of revenues and expenses for tax and financial statement purposes were as follows:

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

                                                  Year Ended May 31,
                                                  ------------------
                                                        1993
                                                        ----
Operating loss carryforwards for
   tax reporting purposes                           $  (89,800)
Gain on sale of property and equipment                 (74,800)
Depreciation                                            50,000
Deferred compensation expense                          (49,300)
Exploration and development costs                       44,900
Other                                                  119,000
                                                    ----------
   Deferred income taxes                            $     --
                                                    ==========

     For fiscal years 1995, 1994 and 1993, the Company incurred losses for both book and tax purposes. The income tax provision is different from the amounts computed by applying the federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                   Year Ended May 31,
                                       ----------------------------------------
                                          1995           1994           1993
                                          ----           ----           ----
Expected federal income tax benefit    $(439,700)     $(571,300)     $ (96,200)
Capital loss carryforward               (269,900)         --             --
Other                                    (37,900)         --           (96,200)
Valuation allowance                      747,500        571,300          --
                                       ---------      ---------      ---------
Income taxes                           $   --         $   --         $   --
                                       =========      =========      =========

     There were no taxes payable as of May 31, 1995, 1994 or 1993.

     The Internal Revenue Service ("IRS") has audited the Company's tax returns through fiscal 1986, and its income tax liabilities are settled through that year. The IRS has audited the Company's and USECC's fiscal years 1989, 1990 and 1991 tax returns. The Company has received a deficiency letter for the years 1989 through 1991. The Company has submitted a written appeal to protest the findings of the examining agent. Management believes the Company will prevail on the significant issues in dispute, and therefore, believes that no significant liabilities will result from the findings.

I.  SEGMENTS AND MAJOR CUSTOMERS:

     The Company's primary business activities include the sales of minerals and the acquisition exploration, holding, development and sale of mineral bearing properties. No properties are currently producing. The second reportable industry segment is commercial operations, primarily real estate activities and operations of an airport fixed base operation. The following is information related to industry segments.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

                                                           Year Ended May 31, 1995
                                                     ---------------------------------------
                                                                  Commercial
                                                      Minerals    Operations   Consolidated
                                                      --------    ----------   ------------

Revenues                                             $   42,700   $  407,900    $   450,600
                                                     ==========   ==========
Interest and other revenues                                                         709,600
                                                                                -----------
   Total Revenues                                                               $ 1,160,200
                                                                                ===========

Operating loss                                       $ (784,500)  $ (420,300)   $(1,204,800)
                                                     ==========   ==========
Interest and other revenues                                                         709,600
General corporate and other expenses                                               (535,900)
Equity loss in affiliates                                                          (262,100)
                                                                                -----------
   Loss before income taxes                                                     $(1,293,200)
                                                                                ===========

Identifiable assets at May 31, 1995                  $   96,100   $2,714,300    $ 2,810,400
                                                     ==========   ==========
Investments in affiliates                                                         5,393,300
Corporate assets                                                                  1,160,200
                                                                                -----------
   Total assets at May 31, 1995                                                 $ 9,363,900
                                                                                ===========

Capital expenditures                                 $    1,700   $   16,100
                                                     ==========   ==========
Depreciation, depletion and
   amortization                                      $    --      $  259,100
                                                     ==========   ==========

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

                                                            Year Ended May 31, 1994
                                                    ----------------------------------------
                                                                  Commercial
                                                      Minerals    Operations   Consolidated
                                                      --------    ----------   ------------

Revenues                                             $2,179,700   $  352,300    $ 2,532,000
                                                     ==========   ==========
Interest and other revenues                                                         338,800
                                                                                -----------
   Total Revenues                                                               $ 2,870,800
                                                                                ===========

Operating loss                                       $ (332,500)  $ (536,500)   $  (869,000)
                                                     ==========   ==========
Interest and other revenues                                                         338,800
General corporate and other expenses                                               (767,400)
Equity loss in affiliates                                                          (382,900)
                                                                                -----------
   Loss before income taxes                                                     $(1,680,500)
                                                                                ===========

Identifiable assets at May 31, 1994                  $   94,400   $2,872,200    $ 2,966,600
                                                     ==========   ==========
Investments in affiliates                                                         3,620,100
Corporate assets                                                                  1,506,200
                                                                                -----------
   Total assets at May 31, 1994                                                 $ 8,092,900
                                                                                ===========

Capital expenditures                                 $    2,500   $  119,300
                                                     ==========   ==========
Depreciation, depletion and
   amortization                                      $    --      $  238,600
                                                     ==========   ==========

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

                                                            Year Ended May 31, 1993
                                                    ----------------------------------------
                                                                  Commercial
                                                      Minerals    Operations   Consolidated
                                                      --------    ----------   ------------

Revenues                                             $2,329,700   $  358,400    $ 2,688,100
                                                     ==========   ==========
Interest and other revenues                                                         476,500
                                                                                -----------
   Total Revenues                                                               $ 3,164,600
                                                                                ===========

Operating income (loss)                              $  580,100   $ (448,500)   $   131,600
                                                     ==========   ==========
Interest and other revenues                                                         476,500
General corporate and other expenses                                               (566,800)
Equity loss in affiliates                                                          (324,500)
                                                                                -----------
   Loss before income taxes                                                     $  (283,200)
                                                                                ===========

Identifiable assets at May 31, 1993                  $  213,700   $2,804,600      3,018,300
                                                     ==========   ==========
Investments in affiliates                                                         2,466,500
Corporate assets                                                                  1,913,400
                                                                                -----------
   Total assets at May 31, 1993                                                 $ 7,398,200
                                                                                ===========

Capital expenditures                                 $    1,700   $   84,900
                                                     ==========   ==========
Depreciation, depletion and
   amortization                                      $    --      $  209,600
                                                     ==========   ==========

     In fiscal 1994 and 1993, approximately 14% and 45%, respectively, of mineral revenues were from amortization of the AMAX note and molybdenum advance royalties. During fiscal 1994 and 1993, 86%, and 55%, respectively, of mineral revenue were from sales of minerals. There were no mineral sales in fiscal 1995.

     Commercial revenues in the statements of operations consist of mining equipment, office and other real property rentals, charter flights and fuel sales.

J.   SHAREHOLDERS' EQUITY:

     During fiscal 1995, 1994, 1993, 1991 and 1990, the Boards of Directors of both the Company and USE, from time to time, issued stock bonuses to certain directors, employees and third parties. Such shares are forfeitable to the Company and USE until earned. The Company is responsible for one-half of the compensation expense related to these issuances (see Note C). Compensation expense relating to the stock bonuses is recognized over the various earn-out periods. As of May 31, 1995, 1994 and 1993, the Company had compensation expense of $35,300, $52,300, and $160,700 respectively, resulting from these issuances. Additional information related to these stock issuances is set forth in the following table.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

     Issue                  Number                  Issue       Total
     Date                 of Shares       Issuer    Price    Compensation
     -----                ---------       ------    -----    ------------

     May 1990                40,300       USE      $ 9.75     $392,925
     June 1990               66,300       USE       11.00      729,300
     November 1990
       (stock dividend)      10,660       USE        N.A.         N.A.
     June 1990               25,000       Crested    1.06       26,562
     December 1990            7,500       Crested     .50        3,750
     January 1993            18,520       USE        3.00       55,560
     January 1993             6,500       Crested     .22        1,430
     January 1994            18,520       USE        4.00       74,080
     January 1994             6,500       Crested     .28        1,828
     January 1995            18,520       USE        3.75       69,450
     January 1995             6,500       Crested     .19        1,219

     No shares were earned out in fiscal 1993 or 1992; however, 5,000 shares of USE stock were earned out and released to a third party in fiscal 1994. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn out dates of certain individuals were extended until retirement, which is the earn out date of the amended stock bonus plan. The amended plan grants a stock-bonus of 20% of the previous plan per year for five years.

     In April 1993, the Board of Directors of the Company authorized the Company to issue 160,000 shares of its common stock at $.27 per share to an affiliate for cash in an effort to increase the Company's operating capital. The Company also granted this affiliate options for 300,000 common shares at $.40 per share. These options are exercisable over a five year period.

K.   COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS (SMP)

     ARBITRATION PROCEEDING CONCERNING SMP.  During fiscal 1992, NUKEM's wholly-
     -------------------------------------
owned subsidiary Cycle Resource Investment Corporation ("CRIC") instituted arbitration proceedings against the Company and USE. CRIC claimed that the Company and USE violated the SMP partnership agreement by assigning to the Green Mountain Mining Venture (GMMV) the amounts equal to any SMP cash distributions to USECC derived from sales of uranium under SMP supply contracts. CRIC also asserted that by entering into the GMMV agreement, the Company and USE misappropriated a business opportunity of SMP. CRIC seeks damages and certain equitable remedies from the Company and USE, in an amount to be determined and seeks to expel the Company and USE from the SMP Partnership. The Company and USE do not believe their entry into the GMMV agreement violated the restraints on transfer of SMP property set forth in the SMP agreement. They have vigorously defended themselves against the allegations of CRIC.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

     FEDERAL COURT ACTION CONCERNING SMP.  On July 3, 1991, the Company and USE
     -----------------------------------
filed a civil action in the U. S. District Court of Colorado against Nukem, CRIC and their affiliates, alleging that Nukem, CRIC and their affiliates fraudulently misrepresented facts and concealed information from the Company and USE to induce their entry into the agreements forming SMP and seek rescission, damages and other relief. The Company and USE further alleged that NUKEM and CRIC have refused to provide information about transactions by CRIC and its affiliates with SMP, and that the defendants had engaged in various wrongful acts relating to financing and acquisition of uranium for SMP. NUKEM and CRIC filed an answer and a variety of counterclaims against the Company and USE. Certain of NUKEM's affiliates (excluding CRIC) were thereafter dismissed from the lawsuit. The U. S. District Court granted the motion of the Company and USE to stay the above arbitration initiated by CRIC and also ordered the Company and USE to amend their complaint. On April 6, 1992, the Company and USE filed an amended complaint against NUKEM and CRIC setting out the alleged fraud with particularity, and NUKEM and CRIC filed answers and counterclaims to the amended complaint.

     STATE COURT ACTION CONCERNING SMP.  On September 16, 1991, USECC filed a
     ---------------------------------
civil action in the Denver District Court against SMP seeking reimbursement of $85,000 per month since the spring of 1991 for the care and maintenance of the SMP underground uranium mines and properties in south-central Wyoming. On May 11, 1993, the Denver District Court stayed all proceedings until the U.S. District Court for Colorado case is resolved.

     SUMMARY.  The discovery stage in the case filed by the Company and USE on
     -------
July 3, 1991 in the U. S. District Court of Colorado against NUKEM, CRIC et al has been protracted and vigorously contested by all parties. On November 6, 1993, the remaining parties in that suit, NUKEM and CRIC, agreed with the Company and USE that the majority of the litigation post the formation of SMP on December 21, 1988, would be handled through consensual arbitration with the American Arbitration Association ("AAA"). The agreement to arbitrate was finally reduced to writing and executed effective on February 7, 1994. The arbitration hearing commenced on June 27, 1994 before a three member AAA arbitration panel. After 73 hearing days and some 15,000 pages of testimony, the parties rester their cases on May 31, 1995. Per order of the Panel, the parties filed their proposed Findings of Fact and Conclusions of Law, Award and a brief of the law on August 7, 1995. Each side shall submit responsive proposed findings of fact and conclusions of law, responsive proposed award and reply briefs by September 21, 1995. The Panel will make its Order and Award within 90 days thereafter, unless the period of time is extended.

     NUKEM and CRIC are seeking $47,172,535 against USE and USE/CC and the right to purchase USECC's interest in SMP for $2,350,000. USE and Crested are seeking the dissolution of the SMP Partnership, the return of the Sheep Mountain Mining properties and damages against NUKEM and CRIC in excess of $200,000,000 with requests that they be trebled under RICO and COCCA. USECC has denied all the allegations made by CRIC and denied any liability. The Company and counsel believe that an evaluation of the likelihood of an unfavorable outcome and any estimate of the amount or range of potential loss is premature at this time given to the state of the proceedings. The resolution of these matters by the arbitration panel is not expected until 1996. The Company also expects to vigorously pursue all pre-SMP Partnership claims which have been reserved by the parties before the Federal Court once the arbitration proceedings are completed.

     ILLINOIS POWER.  Illinois Power Company ("IPC"), one of the utilities with
     --------------
whom SMP has a long-term uranium supply contract, unilaterally sought to terminate the contract on October 28, 1993 and filed suit contemporaneously in the Federal District Court, Danville, Illinois, against the Company, USE, CRIC, SMP, Nukem Luxembourg GmbH ("NULUX") and the Dresdner Bank, seeking a declaratory

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

judgment that the contract with USECC, which was assigned to SMP and thereafter to NULUX, had been breached by USECC filing of a Motion for Appointment of Receiver in the SMP litigation. The Dresdner Bank was dismissed from the case, and the remaining defendants filed answers denying IPC's allegations and filed counterclaims for damages due under the IPC contract. These defendants also filed Motions for Summary Judgment and a hearing was held on the motions on May 27, 1994. On September 1, 1994, the U. S. District Court for the Central District of Illinois granted the defendants' motions for summary judgment against IPC dismissing IPC's complaint, and further granted those defendant's counterclaims against IPC for breach of contract by IPC. After various negotiating sessions the parties reached agreement in June 1995 to settle the case by entering into an amendment to the original agreement to increase the price per pound of U\\3\\O\\8\\ delivered to IPC and provide for 3 deliveries totalling 486,443 lbs. U\\3\\O\\8\\ in 1995, 1996 and 1997. The first delivery of 226,443 lbs. U\\3\\O\\8\\ was made on June 30, 1995 by Nukem on behalf of SMP. This amendment to the IPC contract will be subject to the decision of the Arbitration Panel.

     DECLARATORY JUDGMENT ACTION ON EXTRALATERAL RIGHTS:  On July 30, 1991, Bond
     --------------------------------------------------
Gold Bullfrog, Inc. ("BGBI") filed Civil Action No. 11877 in the District Court of the Fifth Judicial District, Nye County, Nevada naming USE, Crested, Parador Mining Company, Inc. ("Parador") and H.B. Layne Contractor, Inc. (Layne) as defendants. The complaint primarily concerns extralateral rights associated with two patented mining claims (the "Claims") owned by Parador which were initially leased to a predecessor of BGBI and subsequently, the residuals of that lease were assigned and leased by Parador to USE and Crested. Parador, USE and Crested answered the complaint, filed a counterclaim against the Plaintiff and a cross claim against Layne. Pursuant to the Nevada Rules of Civil Procedure, the parties through their attorneys have met and prepared a report outlining various matters required by the Nevada Rules regarding discovery and depositions. Parador has notified BGBI that it has terminated the lease to a predecessor of BGBI of its two patented claims (being part of the Bullfrog Open Pit Mine). On or about June 30, 1993, Layne filed a motion for summary judgment against Parador, USE and Crested claiming there is no issue of material fact and Layne is entitled to judgment as a matter of law. Parador, USE and Crested are preparing a response to this motion. Pursuant to the Assignment and Lease of Mining Claims entered into as of April 1, 1991 between USE, Crested and Parador, USE and Crested are to receive 50% of damages or production royalties due Parador from production of precious metals out of the mined lode or veins dipping down from where the lode apexes on Parador's mining claims. USE agreed to advance $200,000 to cover attorney and other costs and fees which may be first recovered out of production royalties or damages. Any expenditures over $200,000 shall be borne solely by USE and Crested. If Bond Gold should produce precious metals from within the boundaries of Parador's Claims which are not related to extralateral rights, Parador shall receive 100% of the royalties. If USE and Crested mine precious metals from the Claims, Parador shall receive a royalty of 40% NSR. Depositions have been taken in the case and Layne has filed the above Motion for Summary Judgment. The parties agreed to stay the motion until discovery is completed. The Court set the trial on the issue of extralateral rights for July 17, 1995, but recently notified the parties that because of a conflict, the case will not be heard until December 11, 1995.

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

RECLAMATION AND ENVIRONMENTAL LIABILITIES

     Most of the Company's mine development, exploration and operating activities are subject to federal and state regulations that require the Company to protect the environment. The Company attempts to conduct its mining operations so as to comply with these regulations, but they are continually changing and generally becoming more restrictive. Consequently, the Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts and technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission, the Bureau of Land Management and the Wyoming Department of Environmental Quality review the Company's reclamation, environmental and decommissioning liabilities, and the Company believes its recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company would be adversely affected. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded in the reclamation liability. The Company has not disposed of any properties for which it has a commitment or is liable for any known environmental liabilities.

     The majority of the Company's environmental obligations relate to former mining properties acquired by the Company. Since the Company currently does not have properties in production, the Company's policy of providing for future reclamation and mine closure costs on a unit-of-production basis has not resulted in any significant annual expenditures. For the obligations recorded on acquired properties, including site-restoration, closure and monitoring costs, actual expenditures for reclamation will occur over a number of years, and since these properties are all considered future production properties, those expenditures, particularly the closure costs, may not be incurred for many years. The Company also does not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, the near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

     As of May 31, 1995 and 1994, the Company has recorded estimated reclamation obligations, including standby costs, of $725,900, as reflected in reclamation and other long-term, liabilities in the accompanying financial statements. In addition, the GMMV joint venture, in which the Company is a 25% equity investor, has recorded a $23,960,000 liability for future reclamation and closure costs. See GMMV discussion below for likelihood of liabilities being incurred by the Company. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

     The Company currently has four mineral properties or investments that account for most of its environmental obligations. The Company is a partner in SMP, a joint venturer of GMMV and SGMC, and the recent purchaser of Plateau. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

SMP
---

     The Company and USE agreed to assume the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Crooks Gap properties, which are part of the SMP venture. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 1994 and the balance in the reclamation liability account at May 31, 1995 of $1,451,800, ($725,900 or 50% of which is recorded in the accompanying balance sheet), was determined by the Company to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company and USE self bonded this obligation by mortgaging certain of their real estate holdings. A portion of the funds for the reclamation of SMP's properties is expected to be provided by SMP which has agreed to pay up to $.50 per pound of uranium to the Company and USE for reclamation work, as the uranium is produced from the properties. The current arbitration proceedings with Nukem and CRIC could result in changes to these agreements between the parties.

GMMV
----

     During fiscal 1991, the Company and USE acquired developed minerals properties on Green Mountain known as the Big Eagle Property. In connection with that acquisition, the Company and USE agreed to assume reclamation and other environmental liabilities associated with the property. Reclamation obligations imposed by regulatory authorities were established at $7,300,000 at the time of acquisition. Immediately after the acquisition, the Company and USE transferred a one-half interest in them to Kennecott, and Kennecott, the Company and USE contributed the Big Eagle properties to GMMV, which assumed the reclamation and other environmental liabilities. Kennecott obtained a commercial bank letter of credit as security for the performance of the reclamation obligations for the benefit of GMMV.

     During fiscal 1993, GMMV entered into an agreement to acquire the Sweetwater uranium mill and related properties from UNOCAL. GMMV's consideration for the acquisition of the Sweetwater Mill Property was the assumption of all environmental liabilities and reclamation bonding obligations. The environmental obligations of GMMV are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company, the other joint venture partner).
However, UNOCAL also agreed that if GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001 (which liabilities are not due solely to the operations of GMMV), UNOCAL will reimburse GMMV the first $8,000,000 of such expenditures. Any such reimbursement may be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the mill. In any event, until such time as environmental and reclamation undertakings are liquidated against Kennecott Corporation, such costs are not deemed expenditures under Kennecott's $50,000,000 development commitment (although bond costs may be charged against this development commitment).

     The reclamation and environmental liabilities assumed by GMMV concern two categories: (1) cleanup of an inactive open mine pit site near the Mill, including water (heavy metals and other contaminants) and tailings (heavy metals and other dust contaminant abatement and erosion control) associated with the pit, and (2) decontamination and cleanup and disposal of the Mill building and equipment and tailings cells after Mill decommissioning. Current liabilities for such efforts have been established at approximately $16,314,000 by the Wyoming Department of Environmental Quality for mine pit site matters (exercising EPA-delegated jurisdiction to administer the Clean Water Act and the Clean Air Act, and directly administering Wyoming statutes on mined land reclamation), and by the NRC for decontamination and cleanup of the Mill and Mill tailings cells. The EPA has continuing jurisdiction

                          CRESTED CORP. AND AFFILIATE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

     Although Crested and the other GMMV parties are liable for all reclamation and environmental compliance costs associated with Mill and site maintenance, as well as Mill decontamination and cleanup and site reclamation and cleanup after the Mill is decommissioned, Crested believes it is unlikely Crested will have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs may be within the $50,000,000 development commitment of Kennecott Uranium Company for GMMV. These costs are not expected to increase materially, if the Mill is not put into full operation. Second, to the extent GMMV is required to spend money on reclamation and environmental liabilities related to previous Mill and site operations during ownership by Minerals Exploration Company (a UNOCAL subsidiary), UNOCAL has agreed to fund up to $8,000,000 of such costs (provided such costs are incurred before February 1, 2001 and before Mill production resumes), which would be recoverable only out of future Mill production (see above). Third, payment of the GMMV reclamation and environmental liabilities related to the mill is guaranteed by Kennecott Corporation, parent of Kennecott Uranium Company. Last, GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities once mining and milling commences. To date, ongoing Mill maintenance expense is funded by Kennecott as part of its development commitment.

     Kennecott Corporation will be entitled to contribution from the Crested parties in proportion to their participation interests in GMMV, if Kennecott Corporation is required to pay Mill cleanup costs directly pursuant to its guarantee. Such payments by Kennecott Corporation only would be reimbursed if the liabilities cannot be satisfied within the initial $50,000,000 expenditure commitment, and then only to the extent there are insufficient funds from the reclamation reserve (to be built up out of GMMV operating revenues). In addition, if and to the extent such liabilities resulted from UNOCAL's Mill operations, and payment of the liabilities was required before February 1, 2001 and before Mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL, before Kennecott Corporation would be required to pay on its guarantee. Accordingly, although the extent of any ultimate Crested liability for contribution to Mill cleanup costs cannot be predicted, USE and Crested will only be required to pay its proportional share of Mill cleanup if a) the liabilities cannot be satisfied with the initial $50,000,000 expenditure commitment from Kennecott, b) there are insufficient funds from the reclamation reserve to be built up out of GMMV operating revenues and c) payments are not available from UNOCAL.

SGMC
----

     The Company and USE currently own 100% of SGMC, which owns gold mineral properties in California. Currently, the property is in development and costs consist of drilling, permitting, holding costs and administrative costs. No substantial mining has been completed, although a 2,800 foot decline through the identified ore zones for an underground mine was acquired in the purchase. Because the mine is not in the production stage and the Company's policy is to provide reclamation on a unit-of-production basis, no environmental liabilities have been accrued as of May 31, 1995. Any reclamation liability for SGMC properties which currently exist are insignificant.

Plateau
-------

     The environmental obligations acquired with the acquisition of Plateau include all environmental and reclamation obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In addition, Plateau has recorded additional obligations for the estimated holding and maintenance costs needed until the mill is placed in service or decommissioning begins. The estimated future Shootaring Mill decommissioning and site reclamation costs noted above as required by the NRC and the Utah Department of Natural Resources were determining factors in the consideration paid by the Company.

EXECUTIVE BENEFITS

     The Company and USE are committed to pay the estates of certain of their officers an amount equal to one year's salary for one year after their death, and reduced amounts to be set by the Board of Directors, for a period of up to five years thereafter.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

     Not applicable.

                                   PART III

     In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 1995, the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

     The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders. The information regarding the remaining executive officer is contained in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

     The information required by Item 11 is incorporated herein by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

     The information required by Item 12 is incorporated herein by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

     The information required by Item 13 is incorporated herein by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, REPORTS
         ----------------------------------------------------------------------
         AND FORM 8-K.
         ------------

(a)  The following financial statements are filed as a part of this Report as
     Item 8:

                                                                                          Page No.
                                                                                          --------
(1)  Financial Statements

     Registrant and Affiliate

     Report of Independent Public Accountants...................................................37


     Consolidated Balance Sheets - May 31, 1995 and 1994.....................................38-39

     Consolidated Statements of Operations
     for the Years Ended May 31, 1995, 1994 and 1993............................................40

     Consolidated Statements of Shareholders'
     Equity for the Years Ended May 31, 1995, 1994 and 1993.....................................41

     Consolidated Statements of Cash Flows
     for the Years Ended May 31, 1995, 1994 and 1993.........................................42-43

     Notes to Consolidated Financial
     Statements..............................................................................44-68

     (ii) Affiliate Financials as Schedules

          (a)  Green Mountain Mining Venture

               Report of Independent Public Accountants.........................................74

               Balance Sheet - December 31, 1994 and 1993.......................................75

               Statement of Operations for the Period from June 1, 1990
               (Date of Inception) through December 31, 1994....................................76

               Statement of Changes in Partners' Capital for the Period from
               June 1, 1990 (Date of Inception) through December 31, 1994.......................77

               Statement of Cash Flows for the Period from June 1, 1990
               (Date of Inception) through December 31, 1994....................................78

               Notes to Financial Statements.................................................79-82

          (b)  Sheep Mountain Partners

          The Registrant's partner in SMP, Nukem/CRIC, have refused to provide certain information concerning SMP to SMP's independent public accountants. The information requested concerns partnership costs for uranium purchases. USECC and Nukem/CRIC disagree as to whether uranium costs of the partnership means: (i) the price at which Nukem/CRIC pays for purchases of uranium for SMP; or (ii) the price which CRIC charges SMP for the uranium.

          As a result, the independent public accountants have informed the Registrant and USE that they have been unable to complete their audit of SMP, and are unable to render a report on SMP's financial statements. The Registrant and SMP's independent public accountants are seeking to resolve these uncertainties so that SMP's financial statements may be finalized and filed. When these matters are resolved, the SMP financial statements will be filed under cover of a Form 10-K/A.

             Balance Sheets - May 31, 1995 and 1994............................*

             Statements of Operations - Years Ended
             May 31, 1995, 1994 and 1993.......................................*

             Statements of Changes in Partners' Capital - Years Ended
             May 31, 1995, 1994 and 1993.......................................*

             Statements of Cash Flows - Years Ended
             May 31, 1995, 1994 and 1993.......................................*

             Notes to the Financial Statements.................................*

     *To be filed under cover of a Form 10-K/A.

     All other schedules have been omitted because the information is not applicable or because the information is included in the financial statements.

(3)   Exhibits Required to be Filed.

 Exhibit                                                                      Sequential
   No.                         Title of Exhibit                               Page No.
---------  -----------------------------------------------------              --------

  3.1      Restated Articles of Incorporation........................................[1]

  3.4      By-Laws...................................................................[2]

  10.2     Management Agreement - USE - CC...........................................[3]

  10.3     Joint Venture Agreement - Registrant and USE..............................[2]

  10.4     U.S. Energy Corp. Employee Stock Ownership Plan...........................[2]

  10.5     Assignment and Lease - Parador............................................[3]

  10.6     Employment Agreement - Daniel P. Svilar...................................[2]

  10.7     Executive Officer Death Benefit Plan......................................[2]

  10.8     U.S. Energy Corp. 1989 Stock Option Plan..................................[2]

  10.9     Big Eagle Acquisition Agreement with PMC..................................[4]

  10.10    Ft. Peck Agreement - Drilling and Production Services.....................[3]

  10.11    Agreement to Purchase SGV Interest from USE...............................[5]

  10.12    USE/SRRI Letter Agreement - SGV...........................................[6]

  10.13    USE/SRRI Amendment to Letter Agreement - SGV..............................[7]

  10.14    Loan and Security Agreement - SRRI/USE....................................[8]

  10.15    SRRI Promissory Note - Property Purchase..................................[9]

  10.16    SRRI Promissory Note - SGV Operating Expenses.............................[3]

  10.17    Sweetwater Mill Acquisition Agreement.....................................[3]

  10.18    Self Bond Agreement - Crooks Gap Properties...............................[1]

  10.21    Master Agreement - Mt. Emmons/AMAX Inc...................................[10]

  10.23    Crooks Gap Property Acquisition Agreement................................[11]

  10.25    Milling Agreement - Pathfinder Mines Corporation.........................[11]

  10.26    Memorandum of Partnership Agreement - GMMV................................[2]

  10.27    Mineral Properties Agreement - Congo Area - PMC...........................[2]

  10.29    Memorandum of Partnership Agreement - SMP.................................[1]

  10.30    Plateau Acquisition - Stock Purchase Agreement and Related Exhibits..... [12]

  10.41    Option and Sales Agreements - Gunnison Property Parcel A................83-94

  10.42    Option and Sales Agreements - Gunnison Property Parcel B...............95-103

  21       Subsidiaries of Registrant................................................104

By Reference
------------

  [1] Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10-K for the year ended May 31, 1989.

  [2] Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10-K for the year ended May 31, 1990.

  [3] Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10-K for the year ended May 31, 1991.

  [4] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-Q for the period ended February 28, 1991.

  [5] Incorporated by reference from Exhibit 28.1 to the Registrant's Form 8-K reporting an event of December 14, 1990.

  [6] Incorporated by reference from Exhibit 28.2 to the Registrant's Form 8-K reporting an event of December 14, 1990.

  [7] Incorporated by reference from Exhibit 28.3 to the Registrant's Form 8-K reporting an event of June 1, 1991.

  [8] Incorporated by reference from Exhibit 28.4 to the Registrant's Form 8-K reporting an event of June 1, 1991.

  [9] Incorporated by reference from Exhibit 28.5 to the Registrant's Form 8-K reporting an event of June 1, 1991.

  [10]  Incorporated by reference from the like-numbered exhibits of AMAX's
        Schedule 13D filed on or about August 3, 1987.

  [11] Incorporated by reference from the like-numbered exhibits of Registrant's Form 10-K for the year ended May 31, 1988.

  [12] Incorporated by reference from exhibit A to the U.S. Energy Corp. Form 8-K reporting an event of August 11, 1993.

(b)     Reports filed on Form 8-K.

        During the fourth quarter of the fiscal year ended on May 31, 1994, the Registrant did not file any reports on Form 8-K.

(c)     Required exhibits follow the signature page and are listed above under
        Item 14 (a)(3).

(d)     Required financial statement schedules are listed and attached hereto in
        Item 14(a)(2).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CRESTED CORP.
                                          (Registrant)


Date:  August     30    , 1995            By:  /s/ John L. Larsen
              ----------                       ---------------------------------
                                               JOHN L. LARSEN,
                                               Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August    30   , 1995              By:  /s/ John L. Larsen
               -------                         ---------------------------------
                                               JOHN L. LARSEN, Director


Date:  September    7   , 1995            By:  /s/ Max T. Evans
                 -------                       ---------------------------------
                                               MAX T. EVANS, Director


Date:  September    7   , 1995            By:  /s/ Daniel P. Svilar
                 -------                       ---------------------------------
                                               DANIEL P. SVILAR, Director


Date:  September _______, 1995            By:  _________________________________
                                               MICHAEL D. ZWICKL, Director


Date:  September _______, 1995            By:  _________________________________
                                               KATHLEEN R. MARTIN, Director


Date:  September    5   , 1995            By:  /s/ Robert Scott Lorimer
                 -------                       ---------------------------------
                                               ROBERT SCOTT LORIMER,
                                               Principal Financial Officer
                                               Chief Accounting Officer

                       Report of Independent Accountants
                       ---------------------------------


To the Members of the Management Committee of Green Mountain Mining Venture
Riverton, Wyoming

We have audited the accompanying balance sheet of Green Mountain Mining Venture (A Joint Venture in the Development Stage) as of December 31, 1994 and 1993, and the related statements of operations, changes in Venture partners' capital, and cash flows for the years ended December 31, 1994, 1993 and 1992, and the period from inception (June 1, 1990) to December 31, 1994. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Mining Venture as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992, and the period from inception (June 1, 1990) to December 31, 1994, in conformity with generally accepted accounting principles.



Salt Lake City, Utah
April 10, 1995

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                                 BALANCE SHEET
                       as of December 31, 1994 and 1993

                                    ______

                                                          1994             1993
                                                       -----------      -----------
Assets:

 Property and equipment (Note 3):
   Mineral properties and mine
     development costs                                 $21,887,857      $21,604,663
   Buildings                                            24,815,009       24,815,009
                                                       -----------      -----------

     Total assets                                      $46,702,866      $46,419,672
                                                       ===========      ===========


Liabilities and Partners' Capital:

 Due to USECC                                          $    62,386      $   102,182

 Reclamation liabilities (Note 3)                       23,620,000       23,620,000
                                                       -----------      -----------

     Total liabilities                                  23,682,386       23,722,182
                                                       -----------      -----------

 Commitments (Note 3)

 Partners' capital:
   Kennecott Uranium Company                            11,510,240       11,348,745
   USECC                                                11,510,240       11,348,745
                                                       -----------      -----------

                                                        23,020,480       22,697,490
                                                       -----------      -----------

     Total liabilities and partners' capital           $46,702,866      $46,419,672
                                                       ===========      ===========

                    The accompanying notes are an integral
                      part of these financial statements

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)


                            STATEMENT OF OPERATIONS
             for the years ended December 31, 1994, 1993 and 1992,
                  and the period from inception (June 1, 1990)
                              to December 31, 1994

                                   ___________

                                                                Period from
                                                                inception to
                                                                December 31,
                               1994        1993        1992         1994
                            ----------  ----------  ----------  ------------

Costs and expenses:
 Maintenance and holding
   costs                    $1,877,528  $1,982,005  $2,061,349    $5,921,782
 Marketing costs                85,676      83,977      69,445       247,598
                            ----------  ----------  ----------    ----------

      Net loss              $1,963,204  $2,065,982  $2,130,794    $6,169,380
                            ==========  ==========  ==========    ==========


                    The accompanying notes are an integral
                      part of these financial statements

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)


               STATEMENT OF CHANGES IN VENTURE PARTNERS' CAPITAL
             for the years ended December 31, 1994, 1993 and 1992,
                  and the period from inception (June 1, 1990)
                              to December 31, 1994

                                    __________

                                                                              Period from
                                                                             inception to
                                                                             December 31,
                                       1994          1993          1992          1994
                                   ------------  ------------  ------------  -------------

Balance at beginning of period:
 Kennecott Uranium Company         $11,348,745   $11,049,433   $10,478,378    $      -
 USECC                              11,348,745    11,049,433    10,478,378           -

Capital contributions (Note 1):
 Kennecott Uranium Company           1,143,097     1,332,303     1,636,452     14,594,930
 USECC                               1,143,097     1,332,303     1,636,452     14,594,930

Net loss:
 Kennecott Uranium Company            (981,602)   (1,032,991)   (1,065,397)    (3,084,690)
 USECC                                (981,602)   (1,032,991)   (1,065,397)    (3,084,690)

Balance at end of period:
 Kennecott Uranium Company          11,510,240    11,348,745    11,049,433     11,510,240
 USECC                              11,510,240    11,348,745    11,049,433     11,510,240


                    The accompanying notes are an integral
                      part of these financial statements

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)


                            STATEMENT OF CASH FLOWS
             for the years ended December 31, 1994, 1993 and 1992,
                 and the period from inception (June 1, 1990)
                             to December 31, 1994

                                  ___________

                                                                                      Period from
                                                                                      inception to
                                                                                      December 31,
                                                1994          1993          1992          1994
                                            ------------  ------------  ------------  -------------

Cash flows used in operating activities:
 Net loss                                   $(1,963,204)  $(2,065,982)  $(2,130,794)   $(6,169,380)
 Increase (decrease) in due to USECC            (34,782)       51,947          -            17,165
                                            -----------   -----------   -----------    -----------
     Net cash used in operating
      activities                             (1,997,986)   (2,014,035)   (2,130,794)    (6,152,215)
                                            -----------   -----------   -----------    -----------

Cash flows used in investing activities:
 Cost of buildings, mineral properties
  and mine development                         (283,194)     (666,975)     (698,298)    (7,355,866)
 Increase (decrease) in due to USECC             (5,014)       16,404      (443,812)        45,221
                                            -----------   -----------   -----------    -----------
     Net cash used in investing
      activities                               (288,208)     (650,571)   (1,142,110)    (7,310,645)
                                            -----------   -----------   -----------    -----------
Cash flows from financing activities:
 Capital contributions                        2,286,194     2,664,606     3,272,904     13,462,860
                                            -----------   -----------   -----------    -----------
     Net change in cash and cash
      equivalents                           $      -      $      -      $      -       $      -
                                            ===========   ===========   ===========    ===========

Cash and cash equivalents:
 At beginning of period                     $      -      $      -      $      -       $      -
 At end of period                                  -             -             -              -


                    The accompanying notes are an integral
                      part of these financial statements

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                         NOTES TO FINANCIAL STATEMENTS

                                   ________



1.    Organization of the Joint Venture:
      ---------------------------------

      Green Mountain Mining Venture ("GMMV" or the "Venture") is a joint venture with a 30 year life, formed by U.S. Energy Corp. ("USE"), Crested Corp. ("Crested") and Kennecott Uranium Company ("Kennecott"), the Venture partners, to develop mining claims and produce uranium from the Green Mountain properties located in south-central Wyoming. Kennecott has a 50% interest in GMMV, and USE and Crested ("USECC") collectively have a 50% interest. GMMV was formed June 1, 1990, with each partner contributing its portion of the Green Mountain properties. Thereafter, the partners are required to contribute funds based upon their respective participating interests, subject to certain provisions as provided for in the joint venture agreement.

      Kennecott has agreed to contribute the first $50 million of operating and development expenses. Through December 31, 1994, Kennecott has contributed $13,462,808 to the Venture for operating and development expenses. During this period, 50% of the capital contributions made by Kennecott are allocated to USECC. The cash flows from the Venture will be allocated 50% to Kennecott and 50% to USECC. The allocation of the USECC portion of cash flows will be determined by the ownership interests of USE and Crested in the various GMMV properties.

      Effective October 29, 1992, Kennecott replaced USECC as manager of the Venture. Kennecott contracts with USECC to perform work on behalf of the Venture.

      Through December 31, 1994, the activities of the Venture have consisted primarily of the development and maintenance of the Green Mountain properties. Additional development is required prior to the commencement of commercial production. Such commencement is not expected to occur until uranium prices increase significantly above current levels. Therefore, the Venture is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.


2.    Summary of Significant Accounting Policies:
      ------------------------------------------

      Mineral properties contributed to the Venture were recorded at the partners' historical cost at the date of contribution. Costs incurred in the acquisition of mineral properties are deferred until the properties are put into operation, sold or abandoned. Mine

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                   ________


2.    Summary of Significant Accounting Policies, Continued:
      ------------------------------------------

      development costs incurred either to expand the capacity of operating mines, develop new ore bodies or develop mine areas substantially in advance of production are capitalized and will be charged to operations on the units-of-production method over the estimated reserves to be recovered. Mine development costs incurred to maintain production will be included in operating costs and expenses. Maintenance and holding costs are expensed as incurred.

      The cost of mining equipment, less estimated salvage value will be depreciated on the units-of-production method over the estimated reserves to be recovered or on the straight-line method over the estimated life of the equipment, whichever is shorter. The cost of buildings will be depreciated on the straight-line method. Costs of repairs and maintenance are expensed as incurred. Expenditures that substantially extend the useful lives of assets are capitalized. When assets are retired or otherwise disposed all applicable costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently.

      No provision has been made for federal, state and local income taxes, credits, or benefits since tax liabilities are the responsibility of the individual partners.


3.    Buildings, Mineral Properties and Mine Development Costs:
      --------------------------------------------------------

      USECC conducts operations at the mine site on behalf of the Venture. All accounts payable are due to USECC for costs incurred by USECC in the normal course of business on behalf of GMMV. Through December 31, 1994 Kennecott had reimbursed USECC for substantially all development costs incurred.

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                   ________



3.    Buildings, Mineral Properties and Mine Development Costs, Continued:
      --------------------------------------------------------

      Building, mineral property and mine development costs incurred by each of the Venture partners are as follows:

                                                                 Period from
                     Year ended    Year ended    Year ended   inception through
                    December 31,  December 31,  December 31,    December 31,
                        1994          1993          1992            1994
                    ------------  ------------  ------------  -----------------

       USECC            $145,712      $296,869      $319,110         $4,698,908
       Kennecott         137,482       370,106       379,188          2,656,958
                        --------      --------      --------         ----------

         Total          $283,194      $666,975      $698,298         $7,355,866
                        ========      ========      ========         ==========

      In December 1990, GMMV acquired additional mineral properties in exchange for the assumption of reclamation liabilities associated with those properties of $7.3 million. In 1992, GMMV acquired an established uranium processing mill (the Sweetwater Mill) in exchange for the assumption of reclamation liabilities associated with this property of $16.3 million. Such amounts represent the estimated costs at the acquisition date to reclaim these properties. Kennecott, on behalf of GMMV, is self-bonded in the amount of $24.3 million, which is payable to the Wyoming Department of Environmental Quality and the U.S. Nuclear Regulatory Commission in the event GMMV does not properly reclaim the above properties or violates the Wyoming Environmental Quality Act. If production does not commence before the year 2000, the seller is liable for the first $8 million of the reclamation costs at the Sweetwater Mill.

      The Venture properties contain approximately 16 square miles, of which 8,860 acres are unpatented lode mining claims and 1,280 acres are state leases subject to a royalty of 5% of the gross value of uranium bearing
      ore mined  and  removed  from  said  lands.   The  state  leases will
      expire August 1996 and May 2001. All fees required to hold the unpatented mining claims have been paid to the state of Wyoming for the period ended December 31, 1994.

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                   ________



3.    Buildings, Mineral Properties and Mine Development Costs, Continued:
      --------------------------------------------------------

      At December 31, 1994 and 1993, costs capitalized as property and equipment are composed of the following:

                                            1994             1993
                                         -----------      -----------

      Acquisition costs                  $39,347,000      $39,347,000
      Development costs                    7,355,866        7,072,672
                                         -----------      -----------

                                         $46,702,866      $46,419,672
                                         ===========      ===========

      Acquisition costs include the partners' initial contribution of $15,727,000 of mineral properties and buildings recorded at the contributing partners' historical cost and $23,620,000 of mineral properties and buildings acquired in exchange for the assumption of reclamation liabilities noted above.

82