Form 10-Q
period 1995-08-31
CRESTED CORP
filed 1995-10-16
CIK 25657

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549


[X]  Quarterly report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal quarter ended August 31, 1995 or
[ ]  Transition report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from            to

Commission file number   0-8773

                          CRESTED CORP.
     (Exact Name of Registrant as Specified in its Charter)

     Colorado                                     84-0608126
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
(Address of principal executive offices)          (Zip Code)

Registrant's telephone Number, including area code: (307) 856-9272

                              NONE
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES    X              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at October 6, 1995
Common stock, $.001 par value             10,208,094 Shares

                           CRESTED CORP.

                              INDEX

                                                       Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

Condensed Consolidated Balance Sheets
August 31, 1995 and May 31, 1995 . . . . . . . . . . . . 3-4

Condensed Consolidated Statements of Operations
Three Months Ended August 31, 1995 and 1994. . . . . . . . 5

Condensed Consolidated Statements of Cash Flows
Three Months Ended August 31, 1995 and 1994. . . . . . . 6-7

Notes to Condensed Consolidated Financial Statements . . . 8

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . .  9-11

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . .  11

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . .  11

          Signatures . . . . . . . . . . . . . . . . . .  12

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Balance Sheets

                                ASSETS

                                           August 31,        May 31,
                                              1995            1995
                                           ----------      ----------
                                           (Unaudited)     (Unaudited)
CURRENT ASSETS:
   Cash                                    $    4,700     $   24,400
   Accounts receivable
     Trade                                     52,600         49,700
     Affiliates                               193,300        115,600
   Current portion of
     long-term receivable
     Related parties                          199,900        196,500
     Other                                     35,000         71,100
   Inventory and other                         31,300         55,300
                                           ----------     ----------
       TOTAL CURRENT ASSETS                   516,800        512,600

LONG-TERM NOTES RECEIVABLE                    673,400        657,900

INVESTMENTS IN AFFILIATES                   5,295,500      5,393,300

PROPERTIES AND EQUIPMENT                    6,030,300      6,054,000
   Less accumulated depreciation,
   depletion and amortization              (3,348,400)    (3,311,700)
                                           ----------     ----------
                                            2,681,900      2,742,300

OTHER ASSETS                                   57,800         57,800
                                           ----------     ----------
                                           $9,225,400     $9,363,900
                                           ----------     ----------
                                           ----------     ----------

See notes to condensed consolidated financial statements.

                      CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                           August 31,       May 31,
                                              1995           1995
                                           -----------    -----------
                                           (Unaudited)    (Unaudited)
CURRENT LIABILITIES:
   Accounts payable
     and accrued expenses                  $  156,500     $  819,100
   Accounts payable - affiliates            1,295,700        110,000
   Line of credit                              --            480,000
   Current portion of long-term
     debt to affiliates and others          4,083,200      4,109,400
                                           ----------     ----------
TOTAL CURRENT LIABILITIES                   5,535,400      5,518,500

ACCRUED RECLAMATION COSTS (See Note 5)        725,900        725,900

DEFERRED GAIN ON SALE OF ASSETS               127,800        127,800

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value;
     authorized, 100,000 shares;
     none issued or outstanding                 --             --
   Common stock, $.001 par value;
     authorized 20,000,000 shares;
     issued 10,208,094 shares                  10,200         10,200
   Additional paid-in capital               6,354,000      6,354,000
   Retained earnings (deficit)             (4,962,400)    (4,807,000)
   Unrealized holding gain
     on investments                         1,434,500      1,434,500
                                           ----------     ----------
                                            2,836,300      2,991,700
                                           ----------     ----------
                                           $9,225,400     $9,363,900
                                           ----------     ----------
                                           ----------     ----------

See notes to condensed consolidated financial statements.

                      CRESTED CORP. AND AFFILIATE

            Condensed Consolidated Statements of Operations

                                               Three Months Ended
                                                   August 31,
                                           -------------------------
                                              1995           1994
                                           ----------     ----------
REVENUES:
  Mineral property transactions            $   --         $   20,600
  Mineral sales and option                  1,087,200          --
  Oil and gas sales                            20,700         21,800
  Rental                                       85,300         39,300
  Interest                                      4,100          4,100
  Gain on sale of assets                       16,500          --
  Other                                        85,300         80,000
                                            1,299,100        165,800

COSTS AND EXPENSES:
  Mineral operations                           30,800        205,200
  Cost of mineral sales                       912,200          --
  Interest expense                             16,000          8,100
  General and administrative                  195,400        248,800
  Cost of sales                                29,600         30,800
  Depreciation and amortization                63,600         64,700
                                           ----------     ----------
                                            1,247,600        557,600
                                           ----------     ----------

INCOME BEFORE EQUITY LOSS AND
  INCOME TAX PROVISION                         51,500       (391,800)

EQUITY IN (LOSS) GAIN
  INCOME OF AFFILIATES                       (206,900)        45,800
                                           ----------     ----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                           (155,400)      (346,000)

PROVISION FOR INCOME TAXES                     --              --
                                           ----------     ----------
NET (LOSS)                                 $ (155,400)    $ (346,000)
                                           ----------     ----------
                                           ----------     ----------
NET (LOSS) INCOME PER SHARE                $     (.02)    $     (.03)
                                           ----------     ----------
                                           ----------     ----------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                       10,208,094     10,201,594
                                           ----------     ----------
                                           ----------     ----------
See notes to condensed consolidated financial statements.

                       CRESTED CORP. AND AFFILIATE

             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                              -------------------------
                                                1995            1994
                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (155,400)     $(346,000)
  Adjustments to reconcile net
    income to net cash used
    in operating activities:
      Depreciation, depletion
        and amortization                         63,600         64,700
      Equity loss (gain) from investments       206,900        (45,800)
      (Gain) loss on sale of assets                (900)           100
      Gain on sale of
        investment securities                     --             8,700
    Net changes in components
      of working capital                        475,900         70,600
                                             ----------     ----------
  NET CASH USED IN OPERATING ACTIVITIES         590,100       (247,700)
                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of notes receivable                   (4,100)      (117,300)
  Proceeds from collection
    of notes receivable                          21,300         27,500
  Investments in affiliates                    (109,100)       (55,600)
  Purchase of property and equipment             (5,600)        (4,700)
  Proceeds from sale of assets                    3,300            600
  Proceeds from sale
    of investment securities                     --             22,500
                                             ----------     ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES       (94,200)      (127,000)
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt                                --           300,000
  Payment on long-term debt                    (515,600)        (8,800)
                                             ----------     ----------
NET CASH USED IN FINANCING ACTIVITIES          (515,600)       291,200
                                             ----------     ----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                     (19,700)       (83,500)

See notes to condensed consolidated financial statements.

(Continued)

                       CRESTED CORP. AND AFFILIATE

             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                              -------------------------
                                                1995            1994
                                             ----------      ----------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                        $   24,400     $  102,300
                                             ----------     ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $    4,700      $  18,800

                                             ----------     ----------
                                             ----------     ----------

SUPPLEMENTAL DISCLOSURES:
  Income tax paid                            $    --         $   --
                                             ----------     ----------
                                             ----------     ----------

  Interest paid                              $   16,100      $   8,100
                                             ----------     ----------
                                             ----------     ----------

See notes to condensed consolidated financial statements.

                          CRESTED CORP.

      Notes to Condensed Consolidated Financial Statements


     1) The Condensed Consolidated Balance Sheet as of August 31, 1995, the Condensed Consolidated Statements of Operations for the three months ended August 31, 1995 and 1994, and the Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 1995 and 1994, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet of May 31, 1995, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant and its affiliate as of August 31, 1995 and May 31, 1995, the results of operations for the three months ended August 31, 1995 and 1994, and the cash flows for the three months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1995 Form 10-K. The results of operations for the periods ended August 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

     3) The condensed consolidated financial statements of the Registrant include its proportionate share of the accounts of USECB Joint Venture (USECB) which is owned 50% by Registrant and 50% by Registrant's parent, U.S. Energy Corp. (USE). All material intercompany profits and balances have been eliminated.

     4) Debt consists primarily of a current note to the Registrant's parent USE of $4,053,400. The remaining debt is for various equipment loans through financial institutions.

     5) Accrued reclamation obligations of $725,900 are the Registrant's share of the reclamation liability at the Crooks Gap
Mining District. This reclamation work may be performed over several years.

     7) Certain reclassifications have been made in the May 31, 1995 financial statements to conform to the classifications used in August 31, 1995.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     Working capital declined during the three months ended August 31, 1995 by $12,700 to a working capital deficit of $5,018,600. The decrease in working capital is primarily as a result of an increase in accounts payable to third parties of $523,100, and a reduction in the current portion of notes receivable of $32,700. Offsets to these reductions in working capital were payment on long-term debt of $26,200, the payoff of the line of credit with a financial institution of $480,000, and an increase of $80,600 in accounts receivable. The line of credit has been renegotiated by the Registrant and USE for $1,000,000 , due July 1996. On the new line of credit as of report date, $225,000 is outstanding. Cash and cash equivalents decreased by $19,700 during the three months ended August 31, 1995. This decrease was primarily as a result of operating and investing activities.

     The Registrant utilized $94,200 in its investing activities during the three months ended August 31, 1995. This was primarily as a result of the Registrant and its parent U.S. Energy Corp. ("USE") funding Sheep Mountain Partners ("SMP"), Plateau Resources Limited ("PRL"), Energx Limited ("Energx") and Sutter Gold Mining Company ("SGMC"). As the Registrant and USE provide various services for GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on reimbursements to the Registrant and USE for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and USE have not been reimbursed for care and maintenance costs expended on the SMP mineral properties in Wyoming since the spring of 1991. As a result of the uncertainty of the receivable from SMP, it is being reported on the Financial Statements as an investment in affiliates. In the investing activities some cash was received from payment on a note receivable, and the sale of various equipment.

     The primary requirements for the Registrant's working capital continue to be funding of the on-going administrative expenses, including the mine and mill development and holding costs of SGMC, and uranium delivery costs and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and USE have been delivering certain of their respective portions of the uranium concentrates required to fill various SMP delivery requirements on long-term U3O8 contracts with domestic utilities. The Registrant and USE have made one U3O8 delivery during fiscal 1996. Nukem/CRIC are currently making most of the SMP deliveries. No assurances can be given that this method of delivery will continue. The capital requirements to fill the Registrant's and USE's portion of the remaining commitments in fiscal 1996 will depend on the spot market price of uranium and is also dependent on the outcome of proceedings involving Nukem/CRIC.

     The primary source of the Registrant's capital resources for the remainder of fiscal 1996 will be borrowing from financial institutions (primarily the line of credit), proceeds from the sale of uranium under the SMP contracts, and the sale of equity or interests in investment properties. Fees from oil production, rentals of various real estate holdings and equipment, aircraft chartering and the sale of aviation fuel will also provide cash. Additional sources of capital will be required to hold and maintain mineral properties, permitting, the construction of a gold processing mill and mine development of SGMC, and administrative costs. The Registrant and USE are currently seeking a joint venture partner and/or other means of financing the construction of the gold processing mill and mine development at SGMC. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. The Registrant and USE originally sought rescission of the SMP Partnership Agreement as well as damages from CRIC/Nukem in U.S. District Court. The parties to the litigation agreed to a consensual arbitration on claims accruing after the formation of the SMP partnership. The arbitration hearings have concluded, and it is anticipated that the arbitration panel will enter its award some time during the third quarter of fiscal 1996.

Results of Operations

Three Months Ended August 31, 1995 Compared to Three Months Ended
August 31, 1994

     Total revenues for the three months ended August 31, 1995 increased by $1,133,300 compared to the same period of the previous year. Revenues during the three month period ended August 31, 1995 increased primarily as a result of the Registrant reporting revenues of $1,087,200 from the sale of U3O8 to fill delivery contracts on behalf of SMP and a mineral option. The Registrant also reported $16,500 in revenues from the sale of certain equipment and an increase of $46,000 in rental revenues as a result of operations at Ticaboo, Utah. There were no corresponding revenues in the prior period. These increases were partially offset by a decrease in mineral property transactions resulting from the exchange in fiscal 1995 of six quarters of mineral royalties for property in Colorado which was then sold. All other revenues remained relatively consistent with those of the same period of the previous year.

     Operations for the three months ended August 31, 1995 resulted in a pre-tax gain of $51,500 before equity in loss of affiliates of $206,900 as compared to a loss of $391,800 before equity in income of affiliates of $45,800 during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $155,400 compared to a loss of $346,000 for the comparative period of the previous year. This gain is primarily due to increased revenues and small declines in both mineral operations and general and administrative expenses.


                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     The information called for in this Item 1 has been previously reported in the Registrant's Form 10-K (Item 3)for the fiscal year ended May 31, 1995. In the pending arbitration proceedings involving Sheep Mountain Partners, the Registrant, USE and Nukem, Inc./CRIC, evidentiary hearings were completed on May 31, 1995. Proposed findings of fact and conclusions of law; proposed order and award; briefs of law, and responses to the other's submittals were all filed by September 23, 1995. The arbitration panel concluded that at least 90 days from the last filing would be required before any order and award will be issued. However, the panel reserved the right to extend that period should it become necessary.

     The case of Illinois Power Company ("IPC") vs. Registrant et al in the U.S. District Court for the Central District of Illinois was settled in June 1995 by amending the original uranium concentrate supply contract. The amendment provides for the sale of 486,443 pounds U3O8 to be delivered by Sheep Mountain Partners to IPC in 1995, 1996 and 1997. The first delivery was made on June 30, 1995. Sales proceeds will be held in escrow, with other escrowed funds to be paid as ordered by the arbitrators in the Sheep Mountain Partners arbitration proceedings referred to above.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. There were no Reports filed on Form 8-K during the quarter ended August 31, 1995.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRESTED CORP.
                                   (Registrant)



Date:  October 6, 1995        By:  s/ Max T. Evans
                                   ------------------------------
                                   MAX T. EVANS,
                                   President



Date:  October 6, 1995        By:  s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer