Form 10-Q
period 1995-11-30
CRESTED CORP
filed 1996-01-19
CIK 25657

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended November 30, 1995 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number:  0-8773

                          CRESTED CORP.
-------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     Colorado                                     84-0608126
----------------------------------------     ----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
----------------------------------------     ----------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone Number, including area code: (307) 856-9272
                                                    ---------------
                              NONE
-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at January 15, 1996
-----------------------------      -------------------------------
Common stock, $.001 par value             10,208,094 Shares

                           CRESTED CORP.

                              INDEX

                                                            Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

           Condensed Consolidated Balance Sheets
           November 30, 1995 and May 31, 1995. . . . . . . . .3-4

           Condensed Consolidated Statements of
           Operations Three and Six Months
           Ended November 30, 1995 and 1994. . . . . . . . . .5-6

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended November 30, 1995 and 1994 . . . . .7

           Notes to Condensed Consolidated
           Financial Statements. . . . . . . . . . . . . . . . .9

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . .10-12

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . 13

ITEM 4.  Submission of Matters to a Vote of Security Holders . 14

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Balance Sheets

                                ASSETS

                                          November 30,       May 31,
                                              1995            1995
                                           ----------      ----------
                                           (Unaudited)     (Unaudited)

CURRENT ASSETS:
   Cash                                    $    5,800     $   24,400
   Accounts receivable
     Trade                                     47,800         49,700
     Affiliates                               116,300        115,600
   Current portion of
     long-term receivable
     Related parties                          203,300        196,500
     Other                                     35,000         71,100
   Inventory and other                         77,100         55,300
                                           ----------     ----------
       TOTAL CURRENT ASSETS                   485,300        512,600

LONG-TERM NOTES RECEIVABLE                    655,700        657,900

INVESTMENTS IN AFFILIATES                   5,376,600      5,393,300

PROPERTIES AND EQUIPMENT                    6,034,500      6,054,000
   Less accumulated depreciation,
   depletion and amortization              (3,375,700)    (3,311,700)
                                           ----------     ----------
                                            2,658,800      2,742,300

OTHER ASSETS                                   56,700         57,800
                                           ----------     ----------
                                           $9,233,100     $9,363,900
                                           ----------     ----------
                                           ----------     ----------










       See notes to condensed consolidated financial statements.

                      CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                          November 30,      May 31,
                                              1995           1995
                                           -----------    -----------
                                           (Unaudited)    (Unaudited)

CURRENT LIABILITIES:
   Accounts payable
     and accrued expenses                  $  283,100     $  819,100
   Accounts payable - affiliates            1,188,900        110,000
   Line of credit (Note 4)                    325,000        480,000
   Current portion of long-term
     debt to affiliates and others
     (Note 4)                               4,118,300      4,109,400
                                           ----------     ----------
TOTAL CURRENT LIABILITIES                   5,915,300      5,518,500

ACCRUED RECLAMATION COSTS (See Note 5)        725,900        725,900

NOTE PAYABLE LONG-TERM (Note 4)                22,500          --

DEFERRED GAIN ON SALE OF ASSETS               127,800        127,800

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value;
     authorized, 100,000 shares;
     none issued or outstanding                 --             --
   Common stock, $.001 par value;
     authorized 20,000,000 shares;
     issued 10,208,094 shares                  10,200         10,200
   Additional paid-in capital               6,354,000      6,354,000
   Accumulated deficit                     (5,357,100)    (4,807,000)
   Unrealized holding gain
     on investments                         1,434,500      1,434,500
                                           ----------     ----------
                                            2,441,600      2,991,700
                                           ----------     ----------
                                           $9,233,100     $9,363,900
                                           ----------     ----------
                                           ----------     ----------






       See notes to condensed consolidated financial statements.

                         CRESTED CORP. AND AFFILIATE

               Condensed Consolidated Statements of Operations


                            Three Months Ended          Six Months Ended
                               November 30,               November 30,
                         ------------------------   -------------------------
                            1995          1994          1995         1994
                         ---------    -----------   ----------    -----------
REVENUES:
 Mineral property
   transactions and
   mineral sales         $  --        $   22,200    $1,087,200    $   42,800
 Rental                     85,600        56,200       170,900        95,500
 Oil and gas sales          20,300        23,600        41,000        45,400
 Interest                    4,000         5,300         8,100         9,400
 Gain on sale of assets      8,500        15,900        25,000        16,000
 Other                      76,200        85,700       161,500       165,600
                         ---------    ----------    ----------    ----------
                           194,600       208,900     1,493,700       374,700
                         ---------    ----------    ----------    ----------
COSTS AND EXPENSES:
 Cost of Mineral Sales      --            --           912,200        --
 Mineral operations         69,900       147,900       100,700       353,100
 General and
   administrative          361,300       208,100       556,700       456,300
 Cost of sales              18,600        24,200        48,200        55,000
 Interest                    8,100        --            24,100        --
 Loss on investment          --           --            --             8,700
 Depreciation and
   amortization             60,600        64,900       124,200       129,600
                         ---------    ----------    ----------    ----------
                           518,500       445,100     1,766,100     1,002,700
                         ---------    ----------    ----------    ----------
LOSS BEFORE EQUITY
 LOSS AND
 TAX PROVISION            (323,900)     (236,200)     (272,400)     (628,000)

EQUITY IN LOSS OF
 AFFILIATES                (70,800)     (112,000)     (277,700)      (66,400)
                         ---------    ----------    ----------    ----------

(Continued)









          See notes to condensed consolidated financial statements.

                         CRESTED CORP. AND AFFILIATE

               Condensed Consolidated Statements of Operations
                                 (Continued)


                            Three Months Ended          Six Months Ended
                               November 30,               November 30,
                         ------------------------   -------------------------
                            1995          1994          1995         1994
                         ---------    -----------   ----------    -----------

LOSS BEFORE
 PROVISION FOR
 INCOME TAXES             (394,700)     (348,400)     (550,100)     (694,400)

PROVISION FOR
 INCOME TAXES                --            --           --            --
                         ---------    ----------    ----------    ----------
LOSS BEFORE
 EXTRAORDINARY ITEM       (394,700)     (348,400)     (550,100)     (694,400)

EXTRAORDINARY ITEM
 (Utilization of
 net operating
 loss carryforward)          --            --           --            --
                         ---------    ----------    ----------    ----------
NET LOSS                 $(394,700)   $ (348,400)   $ (550,100)   $ (694,400)
                         ---------    ----------    ----------    ----------
                         ---------    ----------    ----------    ----------
NET LOSS
 PER SHARE               $    (.04)   $     (.04)   $     (.05)   $     (.07)
                         ---------    ----------    ----------    ----------
                         ---------    ----------    ----------    ----------
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING            10,208,594    10,201,594    10,208,594    10,201,594
                        ----------    ----------    ----------    ----------
                        ----------    ----------    ----------    ----------














          See notes to condensed consolidated financial statements.

                       CRESTED CORP. AND AFFILIATE

             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                  Six Months Ended
                                                    November 30,
                                              -------------------------
                                                1995            1994
                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (550,100)     $(694,400)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
      Depreciation, depletion
        and amortization                        124,200        129,600
      Equity loss from investments              277,700         66,400
      (Gain) on sale of assets                   (9,800)       (16,000)
      Loss on sale of
        investment securities                     --             8,700
      Other                                       1,100         (1,600)
    Net changes in components
      of working capital                        522,300        336,300
                                             ----------     ----------
  NET CASH USED IN OPERATING ACTIVITIES         365,400       (171,000)
                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                   (6,700)      (205,000)
  Proceeds from collection
    of notes receivable                          38,200          8,900
  Investments in affiliates                    (261,000)      (179,100)
  Purchase of property and equipment            (45,200)       (16,000)
  Proceeds from sale of assets                   14,300         16,700
  Proceeds from sale
    of investment securities                     --             23,500
                                             ----------     ----------
NET CASH (USED IN)INVESTING ACTIVITIES         (260,400)      (351,000)
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt                              425,100        555,100
  Payment on long-term debt                    (548,700)       (82,000)
                                             ----------     ----------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                         (123,600)       473,100
                                             ----------     ----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                     (18,600)       (48,900)

(Continued)


        See notes to condensed consolidated financial statements.

                       CRESTED CORP. AND AFFILIATE

             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                               (Continued)

                                                  Six Months Ended
                                                    November 30,
                                              -------------------------
                                                1995            1994
                                             ----------      ----------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                            24,400        102,300
                                             ----------     ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $    5,800      $  53,400
                                             ----------     ----------
                                             ----------     ----------

SUPPLEMENTAL DISCLOSURES:
  Income tax paid                            $    --         $   --
                                             ----------     ----------
                                             ----------     ----------

  Interest paid                              $   24,100      $  16,500
                                             ----------     ----------
                                             ----------     ----------


























        See notes to condensed consolidated financial statements.

                          CRESTED CORP.

      Notes to Condensed Consolidated Financial Statements


     1) The Condensed Consolidated Balance Sheet as of November 30, 1995, the Condensed Consolidated Statements of Operations for the six months and the three months ended November 30, 1995 and 1994, and Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 1995 and 1994, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet of May 31, 1995, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant and its affiliate as of November 30, 1995 and May 31, 1995, the results of operations for the three months and six months ended November 30, 1995 and 1994, and the cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1995 Form 10-K. The results of operations for the periods ended November 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

     3) The condensed consolidated financial statements of the Registrant include its proportionate share of the accounts of USECB Joint Venture (USECB) which is owned 50% by Registrant and 50% by Registrant's parent, U.S. Energy Corp. (USE). All material intercompany profits and balances have been eliminated.

     4) Debt consists primarily of a note to the Registrant's parent USE of $4,053,400. The remaining debt is for various equipment, a hangar and operating loans through financial institutions. In addition to this debt, the Registrant and its parent had drawn down their line of credit by $650,000, one-half of which is reflected on the Balance Sheet as of November 30, 1995.

     5) Accrued reclamation obligations of $725,900 are the Registrant's share of the reclamation liability at the Crooks Gap
Mining District. This reclamation work may be performed over several years.

     6) Certain reclassifications have been made in the May 31, 1995 financial statements to conform to the classifications used in November 30, 1995.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------------

     The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     Working capital declined during the six months ended November 30, 1995 by $424,100 to a working capital deficit of $5,430,000. This decrease was primarily caused by increases in accounts payable to the Registrant's parent, U.S. Energy Corp. ("USE") of $1,078,900 and the current portion of long-term debt of $8,900. These reductions of working capital were partially offset by reductions in accounts payable to third parties of $536,000 and the operating line of credit of $155,000. As of November 30, 1995, the Registrant and USE had borrowed $650,000 against the line of credit of $1,000,000. One-half of this borrowed amount, or $325,000 is reflected as an obligation of the Registrant. There were also minor changes in current asset balances. Accounts receivable-affiliates, current portion of long-term receivables, and prepaid insurance increased by $700, $6,800 and $21,800, respectively. These increases in current assets were more than offset by reductions in accounts receivable-trade, $1,900 and the current
portion of long-term receivables-other of $36,100.   Cash and cash
equivalents decreased by $18,600 during the six months ended November 30, 1995. This decrease was primarily as a result of operating and investing activities.

     The Registrant utilized $260,000 in its investing activities during the six months ended November 30, 1995. This was primarily as a result of the Registrant and its parent U.S. Energy Corp. ("USE") funding Sheep Mountain Partners ("SMP"), Plateau Resources Limited ("PRL"), Energx Limited ("Energx") and Sutter Gold Mining Company ("SGMC"). As the Registrant and USE provide various services for GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on reimbursements to the Registrant and USE for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and USE have not been reimbursed for care and maintenance costs expended on the SMP mineral properties in Wyoming since the spring of 1991. As a result of the uncertainty of the receivable from SMP, it is being reported on the Financial Statements as an investment in affiliates. Investing activities produced $38,200 as a result of payment on a note receivable, and the sale of various equipment, $14,300.

     The primary requirements for the Registrant's working capital continue to be funding of the on-going administrative expenses, including the mine and mill development and holding costs of SGMC, and uranium delivery costs and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and USE have been delivering certain of their respective portions of the uranium concentrates required to fill various SMP delivery requirements on long-term U3O8 contracts with domestic utilities. The Registrant and USE made one U3O8 delivery during the six months ended November 30, 1995. Additionally, the Registrant and USE made one delivery under the SMP contracts in December 1995. Nukem/CRIC have made the balance of the SMP deliveries. No assurances can be given that this method of delivery will continue. The Registrant, USE and Nukem have been notified by the Arbitration Panel that they have extended the time for making a ruling to March 1, 1996. This date can be extended further by unanimous consent of the Panel. At such time as a ruling is made, all SMP deliveries will be made in accordance with that ruling. The capital requirements to fill the Registrant's and USE's portion of the remaining commitments in fiscal 1996 will depend on the spot market price of uranium and is also dependent on the outcome of proceedings involving Nukem/CRIC.


     The primary source of the Registrant's capital resources for the remainder of fiscal 1996 will be borrowing from financial institutions (primarily the line of credit), possible proceeds from the sale of uranium under the SMP contracts after the Arbitration Panel's ruling, and the sale of equity or interests in investment properties. Fees from oil production, rentals of various real estate holdings and equipment, aircraft chartering and the sale of aviation fuel will also provide cash. Additional sources of capital will be required to hold and maintain mineral properties, permitting, the construction of a gold processing mill and mine development of SGMC, and administrative costs. The Registrant and USE are currently seeking a joint venture partner and/or other means of financing the construction of the gold processing mill and mine development at SGMC. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration.

Results of Operations

Six Months Ended November 30, 1995 Compared to Six Months Ended
November 30, 1994

     Total revenues for the six months ended November 30, 1995 increased by $1,119,000 compared to the same period of the previous year. Revenues during the six month period ended November 30, 1995 increased primarily as a result of the Registrant reporting revenues of $1,087,200 in the fiscal quarter ended August 31, 1995 from the sale of U3O8 to fill delivery contracts on behalf of SMP and a mineral option. The Registrant also reported $25,000 in revenues from the sale of certain equipment and an increase of $75,400 in rental revenues as a result of operations at Ticaboo, Utah. These increases were partially offset by a decrease in mineral property transactions resulting from the exchange in fiscal 1995 of six quarters of mineral royalties for property in Colorado which was then sold. All other revenues remained relatively consistent with those of the same period of the previous year.

     Costs and expenses increased by $763,400 during the six months ended November 30, 1995 compared to the same period of the previous year. This increase is primarily as a result of cost of U3O8 sold under the SMP contract of $912,200. There were no sales of U3O8 recorded by the Registrant during the six months ended November 30, 1994. This increase in cost was partially offset by a reduction in mineral operations of $252,400 and general and administrative expenses increased by $100,400. This reduction in mineral operations expenses is as a result of reduced operations.

     Operations for the six months ended November 30, 1995 resulted in a pre-tax loss of $272,400 before equity in loss of affiliates of $277,700 as compared to a loss of $628,000 before equity in income of affiliates of $66,400 during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $550,100 compared to a loss of $694,400 for the comparative period of the previous year. This gain is as a result of increased revenues and declines in both mineral operations and general and administrative expenses explained above.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

(a) In the pending arbitration proceedings involving Sheep Mountain Partners, Registrant, U.S. Energy and Nukem Inc./CRIC, reported in Registrant's Form 10-K (Item 3) for the fiscal year ended May 31, 1995, the three member Arbitration Panel entered an order on October 23, 1995 advising that an Order and Award, which was scheduled to be issued in December 1995, would not be possible. The Panel concluded that it will need a period of time up to and including March 1, 1996 before the Panel's Award will be issued. The Panel also reserved the right to extend that period of time should it unanimously decide it is necessary.

(b) In the Bond Gold Bullfrog, Inc. ("BGBI") litigation reported in the Registrant's 1995 Form 10-K (Item 3) a partial or bifurcated trial to the judge of the extralateral rights issues was held on December 11 and 12, 1995, as scheduled. The purpose of the hearing was to determine whether the Bullfrog orebody in question is a "vein, lode or ledge" as described in the 1872 Mining Law and if so, whether the facts of the case warrant the application of the doctrine of extralateral rights as set forth in such statute. Although the Court sat as both the finder of fact and law with respect to such issues, the Court concluded that the questions are ultimately one of law which must be reached based on the testimony and exhibits introduced at the trial concerning the description of the orebody. Registrant and defendants U.S. Energy and Parador Mining Co., Inc. ("Parador") presented five experts in the field of geology, including the person who was responsible for the discovery of the gold deposit at the mine. All five experts opined that the deposit was a lode and it apexed on a portion of Parador's two mining claims. The defendant H. B. Layne Contractor, Inc. ("Layne") presented a single witness who testified that there was no apex within the Parador claims. The Court nevertheless found that Parador had failed to meet its burden of proof and therefore Parador, Registrant and U.S Energy have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The Court entered a partial judgment in favor of Layne and ordered that Parador pay Court costs to Layne. Defendants intend to appeal the Court's ruling as erroneous as a matter of law.

     The partial trial did not address any of the other issues pending in the litigation other than those required to decide the question of whether the doctrine of extralateral rights is applicable to this case. All other claims and counterclaims remain pending before the Court and no hearing date has been set for those issues.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

     On November 29, 1995, an annual meeting of shareholders was held and five directors, John L. Larsen, Max T. Evans, Daniel P. Svilar, Michael D. Zwickl and Kathleen R. Martin were reelected for a term expiring on the next succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the election of the five directors, the votes cast were as follows.

     Name of Director     Votes For        Votes Withheld
     ----------------     ---------        --------------
     John L. Larsen       8,116,992            25,575
     Max T. Evans         8,106,992            35,575
     Daniel P. Svilar     8,119,842            22,725
     Michael D. Zwickl    8,119,842            22,725
     Kathleen R. Martin   8,118,842            23,725

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. There were no Reports filed on Form 8-K during the quarter ended November 30, 1995.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CRESTED CORP.
                                   (Registrant)



Date:  January 17, 1996            By:  s/ Max T. Evans
                                       --------------------------
                                       MAX T. EVANS,
                                       President



Date:  January 17, 1996            By:  s/ Robert Scott Lorimer
                                       --------------------------
                                       ROBERT SCOTT LORIMER,
                                       Principal Financial Officer
                                       and Chief Accounting Officer