Form 10-Q
period 1996-02-29
CRESTED CORP
filed 1996-04-16
CIK 25657

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended February 29, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number:  0-8773

                          CRESTED CORP.
- -------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     Colorado                                     84-0608126
- ----------------------------------------     ----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
- ----------------------------------------     ----------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone Number, including area code: (307) 856-9272
                                                    ---------------
                              NONE
- -------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at April 12, 1996
- -----------------------------      -------------------------------
Common stock, $.001 par value             10,213,094 Shares

                           CRESTED CORP.

                              INDEX

                                                         Page No.
PART I.    FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
           February 29, 1996 and May 31, 1995. . . . . . . . .3-4

         Condensed Consolidated Statements of Operations
           Three and Nine Months Ended February 29, 1996
           and February 28, 1995 . . . . . . . . . . . . . . .5-6

         Condensed Consolidated Statements of Cash Flows
           Nine Months Ended February 29, 1996
           and February 28, 1995 . . . . . . . . . . . . . . .7-8

         Notes to Condensed Consolidated Financial Statements. .9

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . .10-12

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . 12

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 13

         Signatures. . . . . . . . . . . . . . . . . . . . . . 14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Balance Sheets

                                ASSETS
                                          February 29,       May 31,
                                              1996            1995
                                           ----------      ----------
                                           (Unaudited)     (Unaudited)
CURRENT ASSETS:
   Cash                                    $    5,900     $   24,400
   Accounts receivable
     Trade                                     58,700         49,700
     Affiliates                               156,300        115,600
   Current portion of
     long-term receivable
     Related parties                           35,000        196,500
     Other                                      --            71,100
   Inventory and other                         58,900         55,300
                                           ----------     ----------
       TOTAL CURRENT ASSETS                   314,800        512,600

LONG-TERM NOTES RECEIVABLE                    869,600        657,900

INVESTMENTS IN AFFILIATES                   5,446,100      5,393,300

PROPERTIES AND EQUIPMENT                    6,157,300      6,054,000
   Less accumulated depreciation,
   depletion and amortization              (3,418,400)    (3,311,700)
                                           ----------     ----------
                                            2,738,900      2,742,300

OTHER ASSETS                                   57,900         57,800
                                           ----------     ----------
                                           $9,427,300     $9,363,900
                                           ----------     ----------
                                           ----------     ----------









       See notes to condensed consolidated financial statements.

                       CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                          February 29,      May 31,
                                              1996           1995
                                          ------------   ------------
                                           (Unaudited)    (Unaudited)
CURRENT LIABILITIES:
   Accounts payable
     and accrued expenses                 $   187,800    $   819,100
   Accounts payable - affiliates            2,448,300        110,000
   Line of credit (Note 4)                      --           480,000
   Current portion of long-term
     debt to affiliates and others
     (Note 4)                                 287,100      4,109,400
                                          -----------    -----------
TOTAL CURRENT LIABILITIES                   2,923,200      5,518,500

ACCRUED RECLAMATION COSTS (See Note 5)        725,900        725,900

NOTE PAYABLE LONG-TERM (Note 4)             3,815,300          --

DEFERRED GAIN ON SALE OF ASSETS               127,800        127,800

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value;
     authorized, 100,000 shares;
     none issued or outstanding                 --             --
   Common stock, $.001 par value;              10,200         10,200
     authorized 20,000,000 shares;
     issued 10,213,094 shares
     February 29, 1996 and
     10,208,094 shares
     May 31, 1995
   Additional paid-in capital               6,355,600      6,354,000
   Accumulated deficit                     (5,965,200)    (4,807,000)
   Unrealized holding gain
     on investments                         1,434,500      1,434,500
                                          -----------    -----------
                                            1,835,100      2,991,700
                                          -----------    -----------
                                          $ 9,427,300    $ 9,363,900
                                          -----------    -----------
                                          -----------    -----------


       See notes to condensed consolidated financial statements.

                          CRESTED CORP. AND AFFILIATE

               Condensed Consolidated Statements of Operations

                               Three Months Ended          Nine Months Ended
                                    February                   February
                            ------------------------   -------------------------
                             29, 1996      28, 1995      29, 1996     28, 1995
                            ---------    -----------   ----------    -----------
REVENUES:
 Mineral property
   transactions and
   mineral sales            $ 296,200    $    --       $1,383,400    $   42,800
 Rental                        41,200        55,400       212,100       150,900
 Oil and gas sales             27,600        23,700        68,600        69,100
 Interest                      21,900         4,000        30,000        13,400
 Gain on sale of assets        12,400       486,300        37,400       502,300
 Other                        229,100        66,600       390,600       232,200
                            ---------    ----------    ----------    ----------
                              628,400       636,000     2,122,100     1,010,700
                            ---------    ----------    ----------    ----------
COSTS AND EXPENSES:
 Mineral operations           200,500       149,700       301,200       502,800
 General and
   administrative             396,000       305,600       952,700       745,400
 Cost of sales                492,700        16,800     1,453,100        71,800
 Interest                      20,600        15,800        44,700        32,300
 Loss on investment             --           --            --             8,700
 Depreciation and
   amortization                59,000        64,800       183,200       194,400
                            ---------    ----------    ----------    ----------
                            1,168,800       552,700     2,934,900     1,555,400
GAIN (LOSS) BEFORE
 EQUITY LOSS OF
 AFFILIATES, PROVISION
 FOR INCOME TAXES            (540,400)       83,300      (812,800)     (544,700)

EQUITY LOSS OF
 AFFILIATES                   (67,700)      (98,600)     (345,400)     (165,000)
                            ---------    ----------    ----------    ----------
LOSS BEFORE
 PROVISION FOR
 INCOME TAXES                (608,100)      (15,300)   (1,158,200)     (709,700)

PROVISION FOR
 INCOME TAXES                   --            --           --            --
                            ---------    ----------    ----------    ----------

(continued)


          See notes to condensed consolidated financial statements.

                          CRESTED CORP. AND AFFILIATE

               Condensed Consolidated Statements of Operations
                                 (Continued)

                               Three Months Ended          Nine Months Ended
                                    February                   February
                            ------------------------   -------------------------
                             29, 1996      28, 1995      29, 1996     28, 1995
                            ---------    -----------   ----------    -----------
NET LOSS                    $(608,100)   $  (15,300)  $(1,158,200)   $ (709,700)
                            ---------    ----------   -----------    ----------
                            ---------    ----------   -----------    ----------
NET LOSS
 PER SHARE                  $    (.06)   $      *     $      (.11)   $     (.07)
                            ---------    ----------   -----------    ----------
                            ---------    ----------   -----------    ----------
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING               10,208,149    10,205,566    10,208,112    10,202,904
                           ----------    ----------   -----------    ----------
                           ----------    ----------   -----------    ----------



*  Less than $.01 per share
























          See notes to condensed consolidated financial statements.

                        CRESTED CORP. AND AFFILIATE

             Condensed Consolidated Statements of Cash Flows
                                                  Nine Months Ended
                                                      February
                                              -------------------------
                                              29, 1996        28, 1995
                                              ---------      ----------
                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(1,158,200)    $(709,700)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
      Depreciation, depletion
        and amortization                         183,200       194,400
      Issuance of Stock                            1,600         1,200
      Loss on sale of
        investment securities                      --            8,700
      Gain on sale of assets                     (21,800)     (502,400)
      Other                                        --           (1,700)
      Equity loss in affiliates                  345,400        66,400
    Net changes in components
      of working capital                       1,653,600       526,600
                                              ----------    ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         1,003,800      (416,500)
                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                    (6,700)     (380,600)
  Proceeds from collection
    of notes receivable                           27,600        67,800
  Investments in affiliates                     (398,200)     (294,100)
  Purchase of property and equipment            (191,700)      (16,200)
  Proceeds from sale of assets                    33,700       504,800
  Proceeds from sale
    of investment securities                      --            23,500
                                              ----------    ----------
NET CASH (USED IN)INVESTING ACTIVITIES          (535,300)      (94,800)
                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt                                49,000       555,100
  Payment on long-term debt                     (536,000)     (126,700)
                                              ----------    ----------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                          (487,000)      428,400
                                              ----------    ----------
(Continued)



        See notes to condensed consolidated financial statements.

                        CRESTED CORP. AND AFFILIATE

             Condensed Consolidated Statements of Cash Flows
                               (Continued)
                                                  Nine Months Ended
                                                      February
                                              -------------------------
                                              29, 1996        28, 1995
                                             ----------      ----------
                                             (Unaudited)     (Unaudited)
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                          (18,500)       (82,900)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                            24,400        102,300
                                             ----------     ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $    5,900      $  19,400

                                             ----------     ----------
                                             ----------     ----------

SUPPLEMENTAL DISCLOSURES:
  Income tax paid                            $    --         $   --
                                             ----------     ----------
                                             ----------     ----------

  Interest paid                              $   44,700      $  32,300
                                             ----------     ----------
                                             ----------     ----------





















        See notes to condensed consolidated financial statements.

                          CRESTED CORP.

      Notes to Condensed Consolidated Financial Statements


     1) The Condensed Consolidated Balance Sheet as of February 29, 1996, the Condensed Consolidated Statements of Operations for the nine months and the three months ended February 29, 1996 and February 28, 1995, and Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 1995 and February 28, 1995, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet of May 31, 1995, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant and its affiliate as of February 29, 1996 and May 31, 1995, the results of operations for the three months and nine months ended February 29, 1996 and February 28, 1995, and the cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1995 Form 10-K. The results of operations for the periods ended February 29, 1996 and February 28, 1995 are not necessarily indicative of the operating results for the full year.

     3) The condensed consolidated financial statements of the Registrant include its proportionate share of the accounts of USECB Joint Venture (USECB) which is owned 50% by Registrant and 50% by Registrant's parent, U.S. Energy Corp. (USE). All material intercompany profits and balances have been eliminated.

     4) Debt consists primarily of a note to the Registrant's parent USE of $6,241,000. The remaining debt is for various equipment, and a hangar.

     5) Accrued reclamation obligations of $725,900 are the Registrant's share of the reclamation liability at the Crooks Gap
Mining District. This reclamation work may be performed over several years.

     6) Certain reclassifications have been made in the May 31, 1995 financial statements to conform to the classifications used in February 29, 1996.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     Working capital improved during the nine months ended February 29, 1996 by $2,397,500 to a working capital deficit of $2,608,400. This improvement was primarily caused by decreases in the current portion of long-term debt of $3,822,300, payment on the line of credit of $480,000 and a decrease in accounts payable to third parties of $631,300. These improvements of working capital were partially offset by an increase in accounts payable to the Registrant's parent, U.S. Energy Corp. ("USE") of $2,338,300, and a decrease in the current portion of long-term receivables of $232,600. There were also improvements in current asset balances. Accounts receivable-trade, accounts receivable-affiliates, and other current assets increased by $9,000, $40,700, and 3,600 respectively. Cash and cash equivalents decreased by $18,500 during the nine months ended February 29, 1996. This decrease was primarily as a result of operating and investing activities.

     The Registrant utilized $535,300 in its investing activities during the nine months ended February 29, 1996. This was primarily as a result of the Registrant and its parent U.S. Energy Corp. ("USE") funding Sheep Mountain Partners ("SMP"), Plateau Resources Limited ("PRL"), Energx Limited ("Energx") and Sutter Gold Mining Company ("SGMC"). As the Registrant and USE provide various services for GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on reimbursements to the Registrant and USE for all the operating costs. Due to disputes existing between the SMP partners (see Part II, Item 1), the Registrant and USE have not been reimbursed for care and maintenance costs expended on the SMP mineral properties in Wyoming since the spring of 1991. As a result of the uncertainty of the receivable from SMP, it is being reported on the Financial Statements as an investment in affiliates. Investing activities produced $27,600 as a result of payment on a note receivable, and the sale of various equipment, $33,700.

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

The Registrant and USE made two U3O8 deliveries during the nine months ended February 29, 1996. Nukem/CRIC have made the balance of the SMP deliveries. No assurances can be given that this method of delivery will continue. The Registrant, USE and Nukem have been notified by the Arbitration Panel that they have extended the time for making a ruling to April 22, 1996. This date can be extended by unanimous consent of the Panel. At such time as a ruling is further made, all SMP deliveries will be made in accordance with that ruling. The capital requirements to fill the Registrant's and USE's portion of the remaining commitments in fiscal 1996 will depend on the spot market price of uranium and is also dependent on the outcome of proceedings involving Nukem/CRIC.

     The primary source of the Registrant's capital resources for the remainder of fiscal 1996 will be borrowing from financial institutions (primarily the line of credit), possible proceeds from the sale of uranium under the SMP contracts after the Arbitration Panel's ruling, and the possible sale of equity or interests in investment properties. Fees from oil production, rentals of various real estate holdings and equipment, aircraft chartering and the sale of aviation fuel will also provide cash. Additional sources of capital will be required to hold and maintain mineral properties, permitting, the construction of a gold processing mill and mine development of SGMC, and administrative costs. The Registrant and USE are currently seeking a joint venture partner and/or other means of financing the construction of the gold processing mill and mine development at SGMC. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. The Registrant and USE have available to them $1,000,000 on a commercial line of credit with their bank.

Results of Operations

Nine Months Ended February 29, 1996 Compared to Nine Months Ended
February 28, 1995

     Total revenues for the nine months ended February 29, 1996 increased by $1,111,400 compared to the same period of the previous year. Revenues during the nine month period ended February 29, 1996 increased primarily as a result of the Registrant reporting revenues of $1,383,400 from the sale of U3O8 to fill delivery contracts on behalf of SMP. The Registrant also reported an increase of $61,200 in rental revenues as a result of operations at Ticaboo, Utah. These increases were partially offset by a $464,900 decrease in gains from the sale of assets and a decrease in mineral property transactions of $42,800. This decrease is as a result of the Registrant and USE exchanging six quarters of their advance royalty for certain real estate property in Gunnison, Colorado.
The Registrant and USE will not receive this advance royalty again until June of 1996.

     Costs and expenses increased by $1,379,500 during the nine months ended February 29, 1996 compared to the same period of the previous year. This increase is entirely the result of the cost of U3O8 sold under the SMP contract of $1,383,300. There were no sales of U3O8 during the nine months ended February 28, 1995. This increase in cost was partially offset by a reduction in mineral operations of $201,600 due to reduced operations on mineral properties. General and administrative expenses increased by $207,300 due to a Christmas bonus paid in USE stock to employees of USE, a portion of which was charged to Crested and increased legal costs associate with the SMP Arbitration.

     Operations for the nine months ended February 29, 1996 resulted in a pre-tax loss of $812,800 before equity in loss of affiliates of $345,400, as compared to a loss of $544,700 before equity in income of affiliates of $165,000 during the same period of the previous year. After recognizing equity losses, the Registrant realized a net loss of $1,158,200 ($0.11 per share) compared to a loss of $709,700 ($0.07 per share) for the comparative period of the previous year.


                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

(a) In the pending arbitration proceedings involving Sheep Mountain Partners, Registrant, U.S. Energy and Nukem Inc./CRIC, reported in Registrant's Form 10-K (Item 3) for the fiscal year ended May 31, 1995, the three member Arbitration Panel unanimously concluded that it will need an additional period of time up to and including April 22, 1996 before the Panel's Award will be issued. The Panel also reserved the right to extend that period of time should it be unanimously decided it is necessary.

(b) In the Bond Gold Bullfrog, Inc. "(BGBI") litigation reported in the Registrant's 1995 Form 10-K (Item 3) a partial or bifurcated trial to the judge of the extralateral rights issues was held on December 11 and 12, 1995, as scheduled. The purpose of the hearing was to determine whether the Bullfrog orebody in question is a "vein, lode or ledge" as described in the General Mining Law and if so, whether the facts of the case warrant the application of the doctrine of extralateral rights as set forth in such statute. Although the Court sat as both the finder of fact and law with respect to such issues, the Court concluded that the questions are ultimately one of law which must be reached based on the testimony and exhibits introduced at the trial concerning the description of the orebody. Registrant and defendants U.S. Energy and Parador Mining Co., Inc. ("Parador") presented five experts in the field of geology, including the person who was responsible for the discovery of the gold deposit at the mine. All five experts opined that the deposit was a lode and it apexed on a portion of Parador's two mining claims. The defendant H. B. Layne Contractor, Inc. ("Layne") presented a single witness who testified that there was no apex within the Parador claims. The Court nevertheless found that Parador had failed to meet its burden of proof and therefore Parador, Registrant and U.S. Energy have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The Court entered a partial judgment in favor of Layne and ordered that Parador pay Court costs to Layne. Defendants intend to appeal the Court's ruling as erroneous as a matter of law at such time as it is appropriate to do so.

     The partial trial did not address any of the other issues pending in the litigation other than those required to decide the question of whether the doctrine of extralateral rights is applicable to this case. All other claims and counterclaims remain pending before the Court and no hearing date has been set for those issues.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. There were no Reports filed on Form 8-K during the quarter ended February 29, 1996.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRESTED CORP.
                                   (Registrant)



Date:   April 12, 1996        By:    s/ Max T. Evans
                                   ------------------------------
                                   MAX T. EVANS,
                                   President



Date:  April 12, 1996         By:    s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer