Form 10-Q
period 1996-08-31
CRESTED CORP
filed 1996-10-15
CIK 25657

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended August 31, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number   0-8773

                          CRESTED CORP.
------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     Colorado                                     84-0608126
----------------------------------------     ---------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
----------------------------------------     ---------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone Number, including area code: (307) 856-9272

                              NONE
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  X              NO _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at October 14, 1996
------------------------------    --------------------------------
Common stock, $.001 par value             10,213,094 Shares

                          CRESTED CORP.

                              INDEX

                                                       Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

Condensed Consolidated Balance Sheets
August 31, 1996 and May 31, 1996 . . . . . . . . . . . . 3-4

Condensed Consolidated Statements of Operations
Three Months Ended August 31, 1996 and 1995. . . . . . . . 5

Condensed Consolidated Statements of Cash Flows
Three Months Ended August 31, 1996 and 1995. . . . . . . 6-7

Notes to Condensed Consolidated Financial Statements . . . 8

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . .  9-10

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . .  11

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . .  11

          Signatures . . . . . . . . . . . . . . . . . .  12

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Balance Sheets

                                ASSETS

                                           August 31,        May 31,
                                              1996            1996
                                           ----------      ----------
                                           (Unaudited)     (Unaudited)

CURRENT ASSETS:
   Cash                                    $   34,700     $   52,600
   Accounts receivable
     Trade                                     55,000         58,200
     Affiliates                               130,500        141,600
   Current portion of
     long-term receivable
     Related parties                          288,000        210,100
     Other                                     98,100        100,100
   Inventory and other                         80,200         33,600
                                           ----------     ----------
       TOTAL CURRENT ASSETS                   686,500        596,200

LONG-TERM NOTES RECEIVABLE                    657,300        689,200

INVESTMENTS IN AFFILIATES                   4,391,000      4,344,700

PROPERTIES AND EQUIPMENT                    5,195,800      5,189,400
   Less accumulated depreciation,
   depletion and amortization              (2,876,900)    (2,832,800)
                                           ----------     ----------
                                            2,318,900      2,356,600

OTHER ASSETS                                  145,800        145,800
                                           ----------     ----------
                                           $8,199,500     $8,132,500
                                           ==========     ==========










       See notes to condensed consolidated financial statements.

                      CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                           August 31,       May 31,
                                              1996           1996
                                           -----------    -----------
                                           (Unaudited)    (Unaudited)

CURRENT LIABILITIES:
   Accounts payable
     and accrued expenses                  $  248,600     $  300,000
   Accounts payable - affiliates                              --
   Line of credit                             288,000         88,000
   Current portion of long-term debt
     Affiliate (See Note 4)                 6,479,100      6,460,300
     Others                                    75,000         --
                                           ----------     ----------
TOTAL CURRENT LIABILITIES                   7,090,700      6,848,300

LONG-TERM DEBT                                 36,600         --

ACCRUED RECLAMATION COSTS (See Note 5)        725,900        725,900

DEFERRED GAIN ON SALE OF ASSETS                                --

FORFEITABLE COMMON STOCK
   57,000 shares                               36,400         36,400

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value;
     authorized, 100,000 shares;
     none issued or outstanding                 --             --
   Common stock, $.001 par value;
     authorized 20,000,000 shares;
     issued 10,213,094 shares                  10,100         10,100
   Additional paid-in capital               6,319,400      6,319,400
   Retained earnings (deficit)             (6,019,600)    (5,807,600)
                                           ----------     ----------
                                              309,900        521,900
                                           ----------     ----------
                                           $8,199,500     $8,132,500
                                           ==========     ==========





       See notes to condensed consolidated financial statements.

                      CRESTED CORP. AND AFFILIATE

            Condensed Consolidated Statements of Operations

                                               Three Months Ended
                                                   August 31,
                                           -------------------------
                                              1996           1995
REVENUES:                                  ----------     ----------
  Mineral property transactions            $   20,900     $   --
  Mineral sales and option                     --          1,087,200
  Oil and gas sales                            19,500         20,700
  Rental                                       27,400         85,300
  Interest                                      6,400          4,100
  Gain on sale of assets                       --             16,500
  Other                                       111,100         85,300
                                           ----------     ----------
                                              185,300      1,299,100

COSTS AND EXPENSES:
  Cost of mineral sales                        --            912,200
  Cost of sales                                26,500         29,600
  Mineral operations                           81,400         30,800
  Interest expense                              7,500         16,000
  General and administrative                  179,000        195,400
  Depreciation and amortization                44,100         63,600
                                           ----------     ----------
                                              338,500      1,247,600
                                           ----------     ----------

INCOME BEFORE EQUITY LOSS AND
  INCOME TAX PROVISION                       (153,200)        51,500

EQUITY IN (LOSS) GAIN
  INCOME OF AFFILIATES                        (58,800)      (206,900)
                                           ----------     ----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                           (212,000)      (155,400)

PROVISION FOR INCOME TAXES                     --              --
                                           ----------     ----------
NET (LOSS)                                 $ (212,000)    $ (155,400)
                                           ==========     ==========
NET (LOSS) INCOME PER SHARE                $     (.02)    $     (.02)
                                           ==========     ==========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                       10,213,094     10,208,094
                                           ==========     ==========




       See notes to condensed consolidated financial statements.

                       CRESTED CORP. AND AFFILIATE

             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                 Three Months Ended
                                                     August 31,
                                              -------------------------
                                                1996            1995
                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (212,000)     $(155,400)
  Adjustments to reconcile net
    income to net cash used
    in operating activities:
      Depreciation, depletion
        and amortization                         44,100         63,600
      Equity loss (gain) from investments        58,800        206,900
      (Gain) loss on sale of assets              --               (900)
    Net changes in components
      of working capital                        (83,700)       475,900
                                             ----------     ----------
  NET CASH USED IN OPERATING ACTIVITIES        (192,800)       590,100
                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of notes receivable                  (77,900)        (4,100)
  Proceeds from collection
    of notes receivable                          33,900         21,300
  Investments in affiliates                    (105,200)      (109,100)
  Purchase of property and equipment             (6,400)        (5,600)
  Proceeds from sale of assets                    --             3,300
                                             ----------     ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES      (155,600)       (94,200)
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt                              331,400          --
  Payment on long-term debt                        (900)      (515,600)
                                             ----------     ----------
NET CASH USED IN FINANCING ACTIVITIES           330,500       (515,600)
                                             ----------     ----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                     (17,900)       (19,700)


(Continued)








        See notes to condensed consolidated financial statements.

                       CRESTED CORP. AND AFFILIATE

             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)


                                                 Three Months Ended
                                                     August 31,
                                              -------------------------
                                                1996            1995
                                             ----------      ----------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                            52,600         24,400
                                             ----------     ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $   34,700      $   4,700
                                             ==========     ==========

SUPPLEMENTAL DISCLOSURES:
  Income tax paid                            $    --         $   --
                                             ==========     ==========
  Interest paid                              $    7,500      $  16,100
                                             ==========     ==========






























        See notes to condensed consolidated financial statements.

                          CRESTED CORP.

      Notes to Condensed Consolidated Financial Statements


     1) The Condensed Consolidated Balance Sheet as of August 31, 1996, the Condensed Consolidated Statements of Operations for the three months ended August 31, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 1996 and 1995, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet of May 31, 1996, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant and its affiliate as of August 31, 1996 and May 31, 1996, the results of operations for the three months ended August 31, 1996 and 1995, and the cash flows for the three months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1996 Form 10-K. The results of operations for the periods ended August 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     3) The condensed consolidated financial statements of the Registrant include its proportionate share of the accounts of USECB Joint Venture (USECB) which is owned 50% by Registrant and 50% by Registrant's parent, U.S. Energy Corp. (USE). All material intercompany profits and balances have been eliminated.

     4) Debt consists primarily of an accounts payable to the Registrant's parent USE of $6,479,100. The remaining debt is for various equipment loans through financial institutions.

     5) Accrued reclamation obligations of $725,900 are the Registrant's share of the reclamation liability at the Crooks Gap
Mining District. This reclamation work may be performed over several years.

     6) Certain reclassifications have been made in the May 31, 1996 financial statements to conform to the classifications used in August 31, 1996

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     Working capital declined during the three months ended August 31, 1996 by $152,100 to a working capital deficit of $6,404,200. The decrease in working capital is primarily as a result of an increase in the amounts due under the line of credit of $200,000 and additional debt of $75,000. The line of credit has been renegotiated by the Registrant and USE for $1,000,000, due October 9, 1997. On the new line of credit as of report date, $576,000 has been drawn on the line. Cash and cash equivalents decreased by $17,900 during the three months ended August 31, 1996. This decrease was primarily as a result of operating and investing activities.

     The Registrant utilized $155,600 in its investing activities during the three months ended August 31, 1996. This was primarily as a result of the Registrant and its parent U.S. Energy Corp. ("USE") funding Sheep Mountain Partners ("SMP"), Plateau Resources Limited ("Plateau") and Energx Limited ("Energx"). As the Registrant and USE provide various services for Green Mountain Mining Venture ("GMMV") and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on its reimbursements to the Registrant and USE for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and USE have not been reimbursed for care and maintenance costs expended on the SMP mineral properties in Wyoming since the spring of 1991. As a result of the uncertainty of the receivable from SMP, it is being reported on the Financial Statements as an investment in affiliates. During the three months ended August 31, 1996, a net increase of $44,000 occurred in notes receivable as amounts due from employees were consolidated and extended. This increase was offset by the payment in full of a note receivable from the sale of Wind River Estates of $56,500.

     The primary requirements for the Registrant's working capital continue to be funding of the on-going administrative expenses, including the mine and mill development and holding costs of Plateau and uranium delivery costs and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and USE have been delivering certain of their respective portions of the uranium concentrates required to fill various SMP delivery requirements on long-term U3O8 contracts with domestic utilities. Nukem/CRIC are currently making most of the SMP deliveries. No assurances can be given that this method of delivery will continue. The capital requirements to fill the Registrant's and USE's portion of the remaining commitments in fiscal 1997 will depend on the spot market price of uranium and is also dependent on the outcome of the arbitration proceedings involving Nukem/CRIC.

     The primary source of the Registrant's capital resources for the remainder of fiscal 1997 will be borrowing from financial institutions (primarily the line of credit), proceeds from the sale of uranium under the SMP contracts, and the sale of equity or interests in investment properties. Fees from oil production, rentals of various real estate holdings and equipment, and the sale of aviation fuel will also provide cash. The Registrant and USE are currently seeking financing for the construction of the gold processing mill and mine development of their subsidiary Sutter Gold Mining Company ("SGMC"). SGMC has received $1,121,640 through equity financing at report date. An additional $12 million in financing is being sought, however, there is no assurance that the funds will be raised.

     The expenditures for the SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. See Part II, Item 1 "Legal Proceedings" below.

Results of Operations

Three Months Ended August 31, 1996 Compared to Three Months Ended
August 31, 1995

     Total revenues for the three months ended August 31, 1996 decreased by $1,113,800 compared to the same period of the previous year. Revenues during the three month period ended August 31, 1996 decreased primarily as a result of the Registrant reporting revenues of $1,087,200 from the sale of U3O8 to fill delivery contracts on behalf of SMP and a mineral option during the prior period. There were no corresponding revenues in the current period. This decrease was partially offset by an increase in mineral property transactions. All other revenues remained relatively constant with those of the same period of the previous year.

     Operations for the three months ended August 31, 1996 resulted in a loss of $153,200 before equity in loss of affiliates of $58,800 as compared to a gain of $51,500 before equity in income of affiliates of $206,900 during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $212,000 compared to a loss of $346,000 for the comparative period of the previous year.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     The information called for in this Item 1 has been previously reported in the Registrant's Form 10-K (Item 3)for the fiscal year ended May 31, 1996. Hearings under a consensual arbitration agreement involving the Registrant and USE d/b/a USECC and Nukem/CRIC over the Sheep Mountain partnership agreement on uranium operations in Wyoming were held during 73 hearing days from June 27, 1994 through May 31, 1995. On April 18, 1996, the Panel awarded USECC a net of approximately $12,200,000 cash and awarded SMP in constructive trust certain long-term uranium purchase rights and profits in contracts which were entered into between Nukem and three CIS Republics. These contracts have significant value to the SMP Partnership.

     USECC then petitioned the U.S. District Court in Colorado for confirmation of the Award and Nukem filed motions to set aside portions of the Award, alleging that significant portions of the Award were erroneous. On May 31, 1996, the District Court remanded the Award to the Panel for consideration of these motions. On July 3, 1996, the Panel entered a new order affirming both the monetary award and placing the CIS contracts in constructive trust with SMP because of Nukem's wrongdoings. Nukem is objecting to and contesting the Panel's Award.

     In addition to the Petition for Confirmation of the Award, USECC has also filed a petition for appointment of a receiver for the SMP partnership and a motion for an order directing distribution of the escrowed proceeds of approximately $19,000,000 in the SMP accounts.

     The Registrant and USE were advised by the Court on September 25, 1996 that on motion of opposing counsel because of illness in such counsel's immediate family, an order had been entered by the U.S. District Court of Colorado continuing the hearing scheduled for September 25, 1996 to Friday, November 1, 1996 commencing at 8:00 a.m.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. The Registrant filed two Reports on Form 8-K under Item 5 - Other - Litigation Update, during the quarter ended August 31, 1996 reporting events of May 24, 1996 and July 3, 1996, which were the result of the Arbitration Panel's affirmation of its April 18, 1996 Order and Award.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRESTED CORP.
                                   (Registrant)



Date:  October 14, 1996       By:  s/ Max T. Evans
                                   ------------------------------
                                   MAX T. EVANS,
                                   President



Date:  October 14, 1996       By:  s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer