Form 10-Q
period 1996-11-30
CRESTED CORP
filed 1997-01-14
CIK 25657

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended November 30, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

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

            Class                  Outstanding at January 13, 1997
-----------------------------      -------------------------------
Common stock, $.001 par value             10,213,094 Shares

                          CRESTED CORP.

                              INDEX

                                                       Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

           Condensed Consolidated Balance Sheets
           November 30, 1996 and May 31, 1996. . . . . . . . .3-4

           Condensed Consolidated Statements of
           Operations Three and Six Months
           Ended November 30, 1996 and 1995. . . . . . . . . .5-6

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended November 30, 1996 and 1995 . . . .7-8

           Notes to Condensed Consolidated
           Financial Statements. . . . . . . . . . . . . . . 9-10

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . .11-13

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . 14

ITEM 5.  Other Information . . . . . . . . . . . . . . . . .15-16

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Balance Sheets

                                ASSETS

                                          November 30,       May 31,
                                              1996            1996
                                           ----------      ----------
                                           (Unaudited)     (Unaudited)

CURRENT ASSETS:
   Cash                                    $   18,100     $   52,600
   Accounts receivable
     Trade                                     36,900         58,200
     Affiliates                               231,300        141,600
   Current portion of
     long-term receivable
     Related parties                          289,800        210,100
     Other                                     98,100        100,100
   Inventory and other                         97,900         33,600
                                           ----------     ----------
       TOTAL CURRENT ASSETS                   772,100        596,200

LONG-TERM NOTES RECEIVABLE                    657,300        689,200

INVESTMENTS IN AFFILIATES                   4,467,700      4,344,700

PROPERTIES AND EQUIPMENT                    5,207,100      5,189,400
   Less accumulated depreciation,
   depletion and amortization              (2,925,900)    (2,832,800)
                                           ----------     ----------
                                            2,281,200      2,356,600

OTHER ASSETS                                  146,900        145,800
                                           ----------     ----------
                                           $8,325,200     $8,132,500
                                           ==========     ==========









       See notes to condensed consolidated financial statements.

                      CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                          November 30,      May 31,
                                              1996           1996
                                           -----------    -----------
                                           (Unaudited)    (Unaudited)

CURRENT LIABILITIES:
   Accounts payable
     and accrued expenses                  $  198,500     $  300,000
   Accounts payable - affiliates               --            --
   Line of credit (Note 4)                     --             88,000
   Deferred income (Note 7)                 2,103,800         --
   Current portion of long-term
     debt to affiliates (Note 4)            5,145,700      6,460,300
   Others                                      56,400         --
                                           ----------     ----------
TOTAL CURRENT LIABILITIES                   7,504,400      6,848,300

ACCRUED RECLAMATION COSTS (See Note 5)        725,900        725,900

LONG TERM DEBT                                 28,100          --

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
   $.001 par value, 57,000 shares              36,400         36,400

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value;
     authorized, 100,000 shares;
     none issued or outstanding                 --             --
   Common stock, $.001 par value;
     authorized 20,000,000 shares;
     issued 10,156,094 shares                  10,100         10,100
   Additional paid-in capital               6,319,400      6,319,400
   Accumulated deficit                     (6,299,100)    (5,807,600)
                                           ----------     ----------
                                               30,400        521,900
                                           ----------     ----------
                                           $8,325,200     $8,132,500
                                           ==========     ==========





       See notes to condensed consolidated financial statements.

                         CRESTED CORP. AND AFFILIATE

               Condensed Consolidated Statements of Operations

                            Three Months Ended          Six Months Ended
                               November 30,               November 30,
                         ------------------------   -------------------------
                            1996          1995          1996         1995
                         ---------    -----------   ----------    -----------
REVENUES:
 Mineral property
   transactions and
   mineral sales         $  27,500    $   --        $   48,400    $1,087,200
 Oil and gas sales          11,600        20,300        31,100        41,000
 Interest                    8,500         4,000        14,900         8,100
 Commercial operations      61,300        85,600       129,100       170,900
 Gain on sale of assets      --            8,500         --           25,000
 Management fees            75,800        58,500       131,700       114,000
 Other                      17,100        17,700        31,900        47,500
                         ---------    ----------    ----------    ----------
                           201,800       194,600       387,100     1,493,700
COSTS AND EXPENSES:
 Cost of Mineral Sales      --            --             --          912,200
 Cost of sales              22,700        18,600        49,200        48,200
 Mineral operations         77,100        69,900       158,500       100,700
 Interest                    6,200         8,100        13,700        24,100
 General and
   administrative          258,200       361,300       437,200       556,700
 Depreciation and
   amortization             49,000        60,600        93,100       124,200
                         ---------    ----------    ----------    ----------
                           413,200       518,500       751,700     1,766,100
                         ---------    ----------     ---------     ---------
LOSS BEFORE EQUITY
 LOSS AND TAX PROVISION   (211,400)     (323,900)     (364,600)     (272,400)

EQUITY IN LOSS OF
 AFFILIATES                (68,100)      (70,800)     (126,900)     (277,700)
                         ---------    ----------    ----------    ----------

Continued










          See notes to condensed consolidated financial statements.

                         CRESTED CORP. AND AFFILIATE

               Condensed Consolidated Statements of Operations


                            Three Months Ended          Six Months Ended
                               November 30,               November 30,
                         ------------------------   -------------------------
                            1996          1995          1996         1995
                         ---------    -----------   ----------    -----------
LOSS BEFORE PROVISION
 FOR INCOME TAXES         (279,500)     (394,700)     (491,500)     (550,100)

PROVISION FOR
 INCOME TAXES                --            --           --            --
                         ---------    ----------    ----------    ----------
NET LOSS                 $(279,500)   $ (394,700)   $ (491,500)   $ (550,100)
                         =========    ==========    ==========    ==========
NET LOSS PER SHARE       $    (.03)   $     (.04)   $     (.05)   $     (.05)
                         =========    ==========    ==========    ==========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING            10,156,094    10,156,094    10,156,094    10,156,094
                        ==========    ==========    ==========    ==========



























          See notes to condensed consolidated financial statements.

                       CRESTED CORP. AND AFFILIATE

             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                  Six Months Ended
                                                    November 30,
                                              -------------------------
                                                1996            1995
                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (491,500)     $(550,100)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
      Depreciation, depletion
        and amortization                         93,100        124,200
      Equity loss from investments              126,900        277,700
      (Gain) on sale of assets                    --            (9,800)
      Other                                      (1,100)         1,100
      Deferred income from SMP                2,103,800          --
    Net changes in components
      of working capital                       (322,200)       522,300
                                             ----------     ----------
  NET CASH USED IN OPERATING ACTIVITIES       1,509,000        365,400
                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                    --            (6,700)
  Proceeds from collection
    of notes receivable                         (45,800)        38,200
  Investments in affiliates                    (249,900)      (261,000)
  Purchase of property and equipment            (17,700)       (45,200)
  Proceeds from sale of assets                    --            14,300
                                             ----------     ----------
NET CASH (USED IN)INVESTING ACTIVITIES         (313,400)      (260,400)
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt                              112,600        425,100
  Payment on long-term debt                  (1,342,700)      (548,700)
                                             ----------     ----------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                       (1,230,100)      (123,600)
                                             ----------     ----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                     (34,500)       (18,600)




(Continued)

        See notes to condensed consolidated financial statements.

                       CRESTED CORP. AND AFFILIATE

             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                  Six Months Ended
                                                    November 30,
                                              -------------------------
                                                1996            1995
                                             ----------      ----------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                            52,600         24,400
                                             ----------     ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $   18,100      $   5,800
                                             ==========     ==========


SUPPLEMENTAL DISCLOSURES:
  Income tax paid                            $    --         $   --
                                             ==========     ==========
  Interest paid                              $   13,700      $  24,100
                                             ==========     ==========





























        See notes to condensed consolidated financial statements.

                          CRESTED CORP.

      Notes to Condensed Consolidated Financial Statements


     1) The Condensed Consolidated Balance Sheet as of November 30, 1996, the Condensed Consolidated Statements of Operations for the six months and the three months ended November 30, 1996 and 1995, and Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 1996 and 1995, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet of May 31, 1996, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant and its affiliate as of November 30, 1996 and May 31, 1996, the results of operations for the three months and six months ended November 30, 1996 and 1995, and the cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1996 Form 10-K. The results of operations for the periods ended November 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     3) The condensed consolidated financial statements of the Registrant include its proportionate share of the accounts of USECB Joint Venture (USECB) which is owned 50% by Registrant and 50% by Registrant's parent, U.S. Energy Corp. (USE). All material intercompany profits and balances have been eliminated.

     4) Debt at November 30, 1996 and November 30, 1995 consists primarily of an accounts payable to the Registrant's parent USE of $5,145,700 and $6,460,300, respectively. The remaining debt is for various equipment, a hangar and operating loans through financial institutions.

     5) Accrued reclamation obligations of $725,900 are the Registrant's share of the reclamation liability at the Crooks Gap
Mining District. This reclamation work may be performed over several years.

     6) Certain reclassifications have been made in the May 31, 1996 financial statements to conform to the classifications used in November 30, 1996.

                          CRESTED CORP.

      Notes to Condensed Consolidated Financial Statements


     7) On November 4, 1996, the U.S. District Court of Colorado confirmed the Order and Award in the Arbitration proceedings with Nukem and its subsidiary CRIC. The Arbitration Panel issued the Order and Award on April 18, 1996 and clarified the Award on July 3, 1996. As a result, USECC received a partial distribution of the funds held in escrow of $4,367,500 on November 5, 1996. A portion of these funds, $159,800 was paid directly to USE for U3O8 it had purchased for a SMP delivery and interest thereon. One-half of the balance, $2,103,800 is carried as a deferred income item until final resolution of the SMP arbitration is reached.

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

Liquidity and Capital Resources

     Working capital declined during the six months ended November 30, 1996 by $480,200 to a working capital deficit of $6,732,300. This decrease was primarily caused by deferred income of $2,103,800 being recorded during the six months ended November 30, 1996. On November 4, 1996, the U. S. District Court in Denver, CO confirmed the April 18, 1996 Order and Award as clarified on July 3, 1996. Based on the Court's judgment, the First Interstate Bank of Riverton and the Norwest Bank of Denver released $367,475 and $4,000,000, respectively, to the Registrant and USE. A similar amount was made available to Nukem. To date of this filing, Nukem/CRIC has only withdrawn its share of the escrowed funds from the First Interstate Bank of Riverton. All remaining funds, approximately $15 million, remain in the SMP Norwest Bank escrow account. These funds are in dispute and a decision on their distribution is pending. A hearing on this and other issues has been set by the Court for February 21, 1997. Of the $4,367,475 received by USECC, USE was paid $159,800 for its cost with interest of U3O8 for a SMP delivery of uranium concentrates. One-half of the balance $4,207,700 or $2,103,800 is carried as a current deferred income item pending final resolution of the SMP arbitration.

     This reduction of working capital was partially offset by reductions in accounts payable to USE of $1,314,600. As of November 30, 1996, the Registrant and USE had repaid all advances under their line of credit of $1,000,000 with a financial institution. There were also changes in current asset balances. Accounts receivable-affiliates and prepaid insurance increased by $89,700 and $64,300, respectively. These increases in current assets were offset by reductions in accounts receivable-trade, $21,300 and the current portion of long-term receivables-other of $2,000. Cash and cash equivalents decreased by $34,500 during the six months ended November 30, 1996. This decrease was primarily as a result of operating and investing activities.

     The Registrant utilized $313,400 in its investing activities during the six months ended November 30, 1996. This was primarily as a result of the Registrant and its parent USE funding the care and maintenance of the Sheep Mountain Partners mining properties, operational expenses of Plateau Resources Limited ("PRL"); Energx Limited ("Energx"); and Sutter Gold Mining Company ("SGMC"). As the Registrant and USE provide various services for GMMV and SMP, these non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on its reimbursements to the Registrant and USE for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and USE have not been reimbursed for care and maintenance costs expended on the SMP mineral properties in Wyoming since the spring of 1991. As a result of the uncertainty of the receivable from SMP, it is being reported on the Financial Statements as an investment in affiliates. Financing activities consumed a net of $1,230,100 as a result of increased long-term debt of $112,600 and payment of long-term debt of $1,342,700.

     The primary requirements for the Registrant's working capital continue to be funding of the on-going administrative expenses, and uranium delivery costs and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and USE have been delivering certain of their respective portions of the uranium concentrates required to fill various SMP delivery requirements on long-term U3O8 contracts with domestic utilities. The Registrant and USE made one U3O8 delivery during the six months ended November 30, 1995, but no deliveries were made by USECC during the six months ended November 30, 1996. The capital requirements to fill the Registrant's and USE's portion of the remaining commitments in fiscal 1997 will depend on the spot market price of uranium and is also dependent on either the outcome of proceedings involving Nukem/CRIC or agreements with Nukem/CRIC on such deliveries.

     The primary source of the Registrant's capital resources for the remainder of fiscal 1997 will be cash on hand, continued borrowing from USE and borrowing from financial institutions (primarily the line of credit), possible proceeds from the sale of uranium under the SMP contracts after the Arbitration Panel's ruling, and the sale of equity or interests in investment properties. Fees from oil production, rentals of various real estate holdings and equipment, aircraft chartering and the sale of aviation fuel will also provide cash. Additional sources of capital will be required to hold and maintain mineral properties, permitting, the construction of a gold processing mill and mine development of SGMC, and administrative costs. The Registrant and USE are currently seeking a joint venture partner and/or other means of financing the construction of the gold processing mill and mine development at SGMC. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration.

Results of Operations

Six Months Ended November 30, 1996 Compared to Six Months Ended
November 30, 1995

     Total revenues for the six months ended November 30, 1996 decreased by $1,106,600 compared to the same period of the previous year. Revenues during the six month period ended November 30, 1996 decreased primarily as a result of the Registrant reporting revenues of $1,087,200 in the six months ended November 30, 1995 from the sale of U3O8 to fill delivery contracts on behalf of SMP and a mineral option. No such revenues were recorded during the six months ended November 30,1996.

     Commercial revenues decreased by $41,80 primarily as a result of the Registrant and USE selling Wind River Estates during fiscal 1996. These decreases in revenues were offset by an increase of $48,400 in royalties received from Cyrpus/AMAX on the Mt. Emmons molybdenum property and $6,800 in interest. No royalties were received during the six months ended November 30, 1995 as a result of the Registrant and USE exchanging six quarters of the molybdenum royalty for real estate property.

     Costs and expenses decreased by $1,014,400 during the six months ended November 30, 1996, compared to the same period of the previous year. This decrease is primarily as a result of cost of U3O8 sold under the SMP contract of $912,200 during the six months ended November 30, 1995. There were no sales of U3O8 recorded by the Registrant during the six months ended November 30, 1996. This decrease in cost was partially offset by an increase in mineral operations of $57,800.

     Operations for the six months ended November 30, 1996 resulted in a pre-tax loss of $364,600 before equity in loss of affiliates of $126,900 as compared to a loss of $272,400 before equity in income of affiliates of $277,700 during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $491,500 compared to a loss of $550,100 for the comparative period of the previous year.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          -------------------

     The information called for in this Item 1 has been previously reported in the Registrant's Form 10-K (Item 3) for the fiscal year ended May 31, 1996 and in Registrant's Form 10-Q (Item 1 of Part II.) for the fiscal quarter ended August 31, 1996. Hearings under a consensual arbitration agreement involving the Registrant and USE d/b/a USECC and Nukem, Inc. and Cycle Resource Investment Corp.
(CRIC) over the Sheep Mountain Partners (SMP) partnership agreement on uranium operations in Wyoming were held before the U.S. District Court of Colorado on November 1, 1996. Defendants Nukem/CRIC had filed various documents including: (1) Objections to Confirmation of the Arbitration Panel's Order and Award; (2) Motion to Modify and/or Vacate Portions of the Order and Award and (3) Motion to Confirm Portions of the Order and Award. Registrant and USE filed their Second Corrected Amended Petition for the Confirmation and Correction of the Arbitration Award. On November 4 and 5, 1996, the Court entered two orders and a Judgment in Civil Action No. 91B-1153 granting Registrant's and USE's Motion to Confirm Portions of the Order and Award consistent with its Order and overruled Nukem/CRIC's Objections to Confirmation of the Order and Award and denied their Motion to Modify and/or Vacate Portions of the Order and Award. The Court granted Nukem/CRIC's Motion to Confirm Portions of the Order and Award to the extent consistent with the Court's Order. The Court also entered a Judgment consistent with the Order and Award of the Arbitration Panel with one exception on the named parties to one claim which is subject of a motion by Registrant and USE to correct the Order so that the Judgment is consistent with the Arbitration Panel's Order and Award in naming the Parties to one paragraph of the Judgment.

     Thereafter, plaintiffs Registrant and USE also filed a Motion to Enter a Final Judgment on the Orders entered by the Court on November 4, 1996. In these Orders, the Court confirmed the Registrant's and USE's Seconded Corrected Amended Petition for Confirmation which included the confirmation of the Arbitration Panel's Award placing the contracts defendant Nukem had entered into with three CIS republics, in constructive trust for the benefit of Sheep Mountain Partners. Plaintiffs are requesting that the Court reduce its Order to a Judgment so that the terms of the Order can be enforced in other jurisdictions. Plaintiffs Registrant and USE also filed an Amended Motion for an Order Directing Distribution of the Proceeds on Deposit with the Norwest Bank of Denver so that plaintiffs will receive the $12,227,460 as provided in the Judgment entered on November 4, 1996 less $4 million which was distributed to plaintiffs out of the Norwest account leaving a balance owing to USECC of $8,227,460 plus interest accrued since November 5, 1996.

     Defendant's Nukem/CRIC filed motions for Entry of Judgment on the Court's Order of November 4, 1996 and Opposition to Plaintiffs' Motion to Enter Final Judgment on Said Order. Defendants contend that the Arbitration Panel's Order and Award do not award Sheep Mountain Partners the CIS contracts Nukem had entered into in constructive trust. On December 18, 1996, the Court entered an order scheduling a hearing on all remaining pending motions for Friday, February 21, 1997 at 3:30 p.m. in Denver, Colorado.

     On or about December 4, 1996, Defendants Nukem and CRIC filed their Notice of Appeal to the Tenth Circuit Court of Appeals from the November 4, 1996 Order and the November 5, 1996 Judgment of the District Court. The defendants raised the issues of the Arbitration Panel's Order and Award to Sheep Mountain Partners of $31,355,070 plus interest (1/2 to Registrant and USE) asserting that the District Court committed a reversible error in confirming that portion of the Award. Defendants-Appellants raised further issues claiming among other things that the District Court committed reversible error in not making inquiries to the United States Department of Commerce and not allowing CRIC to expel USECC from the SMP Partnership Agreement. On January 8, 1997 an Order was entered by the Clerk of the Tenth Circuit Court of Appeals Tolling the Briefing on the merits of the Appeal. The Court requested briefs on jurisdictional issues regarding the appealability of Orders of the District Court since motions are still pending before the District Court. The Parties have 21 days from January 8, 1997 to file briefs on those jurisdictional issues.

Item 5.   Other Information
          -------------------

     On November 22, 1996, The Registrant's parent USE signed a letter of intent with Kennecott Energy and Coal Company (Kennecott") for Registrant and Crested to acquire Kennecott's 50% interest in the Green Mountain Mining Venture (GMMV) through the acquisition of the stock of a Kennecott subsidiary within 18 months. The GMMV was formed in 1990 to explore for and if warranted, to develop the uranium deposits in south central Wyoming. The proposed change in the GMMV would make U.S. Energy Corp. and Crested Corp., dba USECC, 100% owners of the GMMV should Registrant and USE arrange the necessary consideration to exercise the option.

     Kennecott originally paid USECC $15 million and agreed to spend an additional $50 million for a 50% interest in the Green Mountain properties which were conveyed to the GMMV. To date, Kennecott has spent approximately $17 million on the project in maintaining the GMMV mine and mill properties on a care and maintenance basis; preparing to file an application with the U. S. Nuclear Regulatory Commission (NRC) to change the mill license from standby to production status; obtaining all permits necessary to mine ore from the proposed Jackpot Mine on the world class Green Mountain uranium deposits, and engineering the GMMV mine plan.

     Under the Letter of Intent, Kennecott has agreed to advance up to $20 million to USECC during the next 15 months for the development of the Jackpot Mine and changing the Sweetwater Mill status to operational. The agreement further provides that USECC will acquire Kennecott's 50% interest for $15 million in cash or $30 million in equity. USECC will be required to repay Kennecott in cash or stock at USECC's election for the advance of the additional $20 million investment with interest and will also be required to take over the operating permit and reclamation bonding liabilities at the time the sale is closed.

     Effective upon the execution of the definitive agreements expected in January 1997, USECC will take over full management of the Jackpot Mine and Sweetwater Mill. USECC will be responsible for driving the twin declines into the ore deposit(s), and will work with Kennecott to permit the Mill for operation. Various terms of the definitive agreements are still being negotiated. Nevertheless, mining and construction crews are currently being hired and additional mining equipment is being moved to the Jackpot site to commence driving the double declines. The first production of ore from the Jackpot deposit is planned for calendar year 1997.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. The Registrant filed two Reports on Form 8-K during the quarter ended November 30, 1996 under Item 5 - Other Events, reporting events of September 25, 1996, November 1 and 4, 1996 regarding the Sheep Mountain Partners Arbitration Order and Award.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRESTED CORP.
                                   (Registrant)



Date:  January 13, 1997       By:    s/ Max T. Evans
                                   ------------------------------
                                   MAX T. EVANS,
                                   President



Date:  January 13, 1997       By:    s/ Max T. Evans
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer