Form 10-Q
period 1997-02-28
CRESTED CORP
filed 1997-04-18
CIK 25657

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D. C. 20549


[X]    Quarterly report pursuant to section 13 or 15(d) of the
       Securities  Exchange  Act of 1934
       For the fiscal quarter ended February 28, 1997 or
[  ]   Transition report pursuant to section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from _____ to ______

Commission file number   0-8773
                         ------
                                  CRESTED CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Colorado                                              84-0608126
-------------------------------------------------        -----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification No.)

        877 North 8th West, Riverton, WY                         82501
-------------------------------------------------        -----------------------
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone Number, including area code:         (307) 856-9272
                                                         -----------------------


                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES   X             NO

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at April 17, 1997
---------------------------------------     ------------------------------------
   Common stock, $.001 par value                   10,221,094 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Consolidated Balance Sheets
             February 28, 1997 and May 31, 1996............................3-4

          Condensed Consolidated Statements of Operations
             Three and Nine Months Ended February 28, 1997
              and February 29, 1996........................................5-6

          Condensed Consolidated Statements of Cash Flows
             Nine Months Ended February 28, 1997
             and February 29, 1996.........................................7-8

          Notes to Condensed Consolidated Financial Statements............9-10

ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............10-12

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................12-13

ITEM 4.   Submission of Matters to a Vote of Security Holders............13-14

ITEM 5.   Other Information.................................................14

ITEM 6.   Exhibits and Reports on Form 8-K..................................14

          Signatures........................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                           CRESTED CORP. AND AFFILIATE

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   February 28,         May 31,
                                                       1997               1996
                                                   -----------        -----------
                                                   (Unaudited)        (Unaudited)
CURRENT ASSETS:
     Cash                                          $    62,300        $    52,600
     Accounts receivable
        Trade                                           57,400             58,200
        Affiliates                                     351,700            141,600
     Current portion of long-term receivable
        Related parties                                297,000            210,100
        Other                                          183,200            100,100
     Inventory and other                                82,300             33,600
                                                   -----------        -----------
TOTAL CURRENT ASSETS                                 1,033,900            596,200

LONG-TERM NOTES RECEIVABLE                             657,300            689,200

INVESTMENTS IN AFFILIATES                            4,579,100          4,344,700

PROPERTIES AND EQUIPMENT                             5,224,900          5,189,400
     Less accumulated depreciation,
     depletion and amortization                     (2,972,200)        (2,832,800)
                                                   -----------        -----------
                                                     2,252,700          2,356,600

OTHER ASSETS                                           148,000            145,800
                                                   -----------        -----------
                                                   $ 8,671,000        $ 8,132,500
                                                   ===========        ===========



            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          February 28,         May 31,
                                                              1997              1996
                                                         ------------       ------------
                                                          (Unaudited)        (Unaudited)
CURRENT LIABILITIES:
     Accounts payable and accrued expenses               $   250,600        $   300,000
     Line of credit (Note 4)                                   --                88,000
     Deferred income (Note 7)                              2,103,800           --
     Current portion of long-term debt (Note 4)
        Affiliates                                         5,785,600          6,460,300
        Others                                                30,500           --
                                                         -----------        -----------
TOTAL CURRENT LIABILITIES                                  8,170,500          6,848,300

LONG-TERM DEBT                                                26,200            --

ACCRUED RECLAMATION COSTS (Note 5)                           725,900            725,900

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value;
     issued 65,000 and 57,000 shares, respectively            37,100             36,400

SHAREHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value;
        authorized, 100,000 shares;
        none issued or outstanding                           --                 --
     Common stock, $.001 par value;
        authorized 20,000,000 shares;
        issued 10,156,094 shares                              10,100             10,100
     Additional paid-in capital                            6,319,400          6,319,400
     Accumulated deficit                                  (6,618,200)        (5,807,600)
                                                         -----------        -----------
                                                            (288,700)           521,900
                                                         -----------        -----------
                                                         $ 8,671,000        $ 8,132,500
                                                         ===========        ===========


            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended                       Nine Months Ended
                                                February                                February
                                    -------------------------------        --------------------------------
                                      28, 1997           29, 1996            28, 1997              29, 1996
                                    ------------       -------------       ------------         -----------
REVENUES:
  Mineral property transactions
   and mineral sales                $    26,900        $   296,200         $    75,300          $ 1,383,400
  Oil and gas sales                      31,400             27,600              62,500               68,600
  Interest                               12,800             21,900              27,700               30,000
  Commercial operations                  98,900             73,900             228,000              315,600
  Gain on sale of assets                --                  12,400             --                    37,400
  Management fees                        85,300             20,300             217,000               77,300
  Other                                  38,700            176,100              70,500              209,800
                                    -----------        -----------         -----------          -----------
                                        294,000            628,400             681,000            2,122,100

COSTS AND EXPENSES:
  Cost of mineral sales                 --                 471,100             --                 1,383,300
  Cost of sales                          25,100             21,600              74,300               69,800
  Mineral operations                    114,300            200,500             272,800              301,200
  Interest                                8,800             20,600              22,500               44,700
General and
  administrative                        375,400            396,000             812,600              952,700
  Depreciation and
   amortization                          46,400             59,000             139,500              183,200
                                    -----------        -----------         -----------          -----------
                                        570,000          1,168,800           1,321,700            2,934,900
LOSS BEFORE EQUITY
  LOSS OF AFFILIATES,
  PROVISION FOR
  INCOME TAXES AND
  EXTRAORDINARY ITEM                   (276,000)          (540,400)           (640,700)            (812,800)

EQUITY LOSS OF
  AFFILIATES                            (43,000)           (67,700)           (169,900)            (345,400)
                                    -----------        -----------         -----------          -----------

LOSS BEFORE
  PROVISION FOR
  INCOME TAXES                         (319,000)          (608,100)           (810,600)          (1,158,200)

PROVISION FOR
  INCOME TAXES                            --                 --                 --                   --
                                    -----------        -----------         -----------          -----------

(continued)

            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)

                                           Three Months Ended                      Nine Months Ended
                                                February                               February
                                    -------------------------------       --------------------------------
                                      28, 1997           29, 1996           28, 1997              29, 1996
                                    ------------       -------------      ------------         -----------


NET LOSS                            $  (319,000)       $  (608,100)       $   (810,600)         $(1,158,200)
                                    ===========        ===========        ============          ===========

NET LOSS  PER SHARE                 $      (.03)       $     (0.06)       $       (.08)         $      (.11)
                                    ===========        ===========        ============          ===========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                        10,217,805         10,208,112          10,214,647           10,208,112
                                     ==========         ==========        ============           ==========



            See notes to Condensed Consolidated Financial Statements.





                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                                       February
                                                          --------------------------------
                                                             28, 1997           29, 1996
                                                          -------------       ------------
                                                            (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $  (810,600)       $ (1,158,200)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation, depletion and amortization             139,500             183,200
         Equity loss from investments                         169,900             345,400
         Gain on sale of assets                               --                  (21,800)
         Other                                                (2,200)             --
         Deferred income (Note 7)                           2,103,800             --
         Non-cash compensation                                    700               1,600
      Net changes in components
         of working capital                                  (395,400)          1,653,600
                                                          -----------        ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                      1,205,700           1,003,800
                                                          -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable                              (174,400)             (6,700)
   Proceeds from collection
      of notes receivable                                      36,300              27,600
   Investments in affiliates                                 (404,300)           (398,200)
   Purchase of property and equipment                         (35,600)           (191,700)
   Proceeds from sale of assets                               --                   33,700
                                                          -----------        ------------
NET CASH (USED IN)INVESTING ACTIVITIES                       (578,000)           (535,300)
                                                          -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in debt                                           112,600              49,000
   Payment on long-term debt                                 (730,600)           (536,000)
                                                          -----------        ------------
NET CASH (USED IN)  FINANCING ACTIVITIES                     (618,000)           (487,000)
                                                          -----------        ------------

(Continued)


            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                   Nine Months Ended
                                                       February
                                          ----------------------------------
                                             28, 1997             29, 1996
                                          --------------        ------------
                                            (Unaudited)          (Unaudited)

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                             9,700             (18,500)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            52,600              24,400
                                          --------------        ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $       62,300        $      5,900
                                          ==============        ============

SUPPLEMENTAL DISCLOSURES:
   Income tax paid                        $     --              $   --
                                          ==============        ============

   Interest paid                          $       22,500        $     44,700
                                          ==============        ============



            See notes to Condensed Consolidated Financial Statements.

                                        8

                                  CRESTED CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        1) The Condensed Consolidated Balance Sheet as of February 28, 1997, the Condensed Consolidated Statements of Operations for the nine months and the three months ended February 28, 1997 and February 29, 1996, and Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 1997 and February 29, 1996, have been prepared by the Registrant "Crested" without audit. The Condensed Consolidated Balance Sheet of May 31, 1996, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant and its affiliate as of February 28, 1997 and May 31, 1996, the results of operations for the three months and nine months ended February 28, 1997 and February 29, 1996, and the cash flows for the nine months then ended.

        2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1996 Form 10-K. The results of operations for the periods ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the operating results for the full year.

        3) The condensed consolidated financial statements of the Registrant include its proportionate share of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by Registrant and 50% by Registrant's parent, U.S. Energy Corp. ("USE"). All material intercompany profits and balances have been eliminated.

        4) Debt at February 28, 1997 and February 29, 1996 consists primarily of an account payable to the Registrant's parent USE of $5,785,600 and $6,460,300, respectively. The remaining debt is for various equipment.

        5) Accrued reclamation obligations of $725,900 are the Registrant's share of the reclamation liability at the Crooks Gap Mining District. This reclamation work may be performed over several years.

        6) Certain reclassifications have been made in the May 31, 1996 financial statements to conform to the classifications used in February 28, 1997.

        7) On November 4, 1996, the U.S. District Court of Colorado confirmed the Order and Award in the Arbitration proceedings with Nukem and its subsidiary CRIC. The Arbitration Panel issued the Order and Award on April 18, 1996 and clarified the Award on July 3, 1996. As a result, USECC received a partial distribution of the funds held in escrow and in the SMP account in Riverton, Wyoming, of $4,367,500 on November 5, 1996. A portion of these funds, $159,800 was paid directly to USE for U3O8 it had purchased for a SMP delivery and interest thereon. The Registrant's independent accountant has advised that one-half of the balance, to-wit $2,103,800, recieved as a distribution of SMP profits, should be carried as a deferred income item on the liability section of the balance sheet, which means that as of February 28,1997, it is not included in the Registrant's net income or earnings per share. When a more definitive resolution is reached in the arbitration/litigation the $2,103,800 will be included as income, assuming the conclusion is favorable to the Registrant and USE.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital declined during the nine months ended February 28, 1997 by $884,500 to a working capital deficit of $7,136,600. This decrease was primarily caused by deferred income of $2,103,800 being recorded during the nine months ended February 28, 1997. On November 4 and 5, 1996, the U. S. District Court in Denver, CO confirmed the April 18, 1996 Order and Award as clarified on July 3, 1996. Based on the Court's judgment, the First Interstate Bank of Riverton and the Norwest Bank of Denver released $367,475 and $4,000,000, respectively, to the Registrant and USE. A similar amount was made available to Nukem. To date of this filing, Nukem/CRIC has only withdrawn its share of the funds from the First Interstate Bank of Riverton. All remaining funds, approximately $15 million, remain in the SMP Norwest Bank escrow account. These funds are in dispute and a decision on the distribution is pending. Of the $4,367,475 received by USECC, USE was paid $159,800 for its cost with interest for a delivery of uranium concentrates to an SMP customer. One-half of the balance of $4,207,700 or $2,103,800, is carried as a current deferred income item pending final resolution of the SMP arbitration.

        The reduction of working capital was partially offset by a net reduction in accounts payable to USE of $618,000. As of February 28, 1997, the Registrant and USE had repaid all advances under their line of credit of $1,000,000 with a financial institution. There were also changes in current asset balances. Accounts receivable-affiliates, prepaid insurance and the current portion of long-term receivable-other increased by $210,100, $48,700 and $83,100, respectively. The increase in accounts receivable affiliates consists primarily of amounts due from SMP for holding costs. The receivable from SMP increased by $362,300, which is 50% of the total due from SMP for holding costs for the SMP mineral properties for the period from June 1, 1996 through February 28, 1997. One-half of this amount, or $181,200, is represented through the consolidation of USECB financials. Cash and cash equivalents increased by $9,700 during the nine months ended February 28, 1997. This increase was primarily as a result of operating activities.

        The Registrant utilized $578,000 in its investing activities during the nine months ended February 28, 1997. This was primarily as a result of the Registrant and its parent USE funding the standby costs of the Sheep Mountain Partners mining properties, and the operational expenses of Energx Limited ("Energx") and Sutter Gold Mining Company ("SGMC"). As the Registrant and USE provide various services for GMMV and SMP, these non-affiliated participants are invoiced for their proportionate share of the operating and care and maintenance costs of the mineral properties of GMMV and SMP. Through February 28, 1997, GMMV is current on its reimbursements to the Registrant and USE for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and USE have not been reimbursed for care and maintenance costs expended on the SMP mineral properties in Wyoming since the spring of 1991. As a result of the uncertainty of the receivable from SMP, it is being reported on the Financial Statements as an investment in affiliates. Financing activities consumed a net of $618,000 as a result of increased long-term debt of $112,600 and payment of long-term debt of $730,600.

        During the nine months ended February 28, 1997, the Registrant also invested $30,000 in Yellowstone Fuels, Inc. ("YFI") to acquire 15% of YFI and $26,300 in USE. The investment in YFI was approved by the joint board of directors of the Registrant and USE. The president of YFI is a son of the chairman of the Registrant. YFI is a start-up uranium exploration company which is acquiring properties that are suitable for underground mining by fluid circulation techniques ("in situ"), as compared with conventional open pit excavation or shaft mining. The investment in USE came as a result of the purchase of 2,000 shares of USE common stock in the open market.

        The primary requirements for the Registrant's working capital continue to be funding of the on-going administrative expenses of USECC, uranium delivery costs, and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and USE had been delivering certain of their respective portions of the uranium concentrates required to fill various SMP delivery requirements on long-term U3O8 contracts with domestic utilities. The Registrant and USE made one U3O8 delivery during the nine months ended February 28, 1996, but no deliveries were made by USECC during the nine months ended February 28, 1997. There will be no capital requirements to fill the Registrant's and USE's portion of the remaining U3O8 commitments of SMP in fiscal 1997.

        The primary source of the Registrant's capital resources for the remainder of fiscal 1997 will be cash on hand; continued borrowing from USE and from financial institutions (primarily the line of credit); possible proceeds from the sale of uranium under the SMP contracts; and the sale of equity or interests in investment properties. Fees from oil production, rentals of various real estate holdings and equipment, and the sale of aviation fuel will also provide cash. Additional sources of capital will be required to hold and maintain mineral properties, permitting, the construction of a gold processing mill and mine development of SGMC, and administrative costs. The Registrant and USE are currently seeking other financing for the construction of the gold processing mill and mine development at SGMC. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration.

RESULTS OF OPERATIONS

NINE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO NINE MONTHS ENDED
FEBRUARY 29, 1996

        Total revenues for the nine months ended February 28, 1997 decreased by $1,441,100 compared to the same period of the previous year. Revenues during the nine month period ended February 28, 1997 decreased primarily as a result of the Registrant reporting revenues of $1,383,400 in the nine months ended February 29, 1996 from the sale of U3O8 to fill delivery contracts on behalf of SMP. No such revenues were recorded during the nine months ended February 28, 1997.

        Commercial revenues decreased by $87,600 primarily as a result of the Registrant and USE selling Wind River Estates during fiscal 1996. These decreases in revenues were offset by an increase of $75,300 in royalties received from Cyprus/AMAX on the Mt. Emmons molybdenum property. No royalties were received during the nine months ended February 29, 1996 as a result of the Registrant and USE exchanging six quarters of the molybdenum royalty for certain real estate property in Gunnison County, CO.

        Costs and expenses decreased by $1,613,200 during the nine months ended February 28, 1997, compared to the same period of the previous year, when the Registrant recorded costs of U3O8 sold under the SMP contracts of $1,383,300 during the nine months ended February 29, 1996. There were no sales of U3O8 recorded by the Registrant during the nine months ended February 28, 1997. Mining operations costs, interest expense and general and administrative costs decreased by $28,400, $22,200 and $140,100, respectively.

        Operations for the nine months ended February 28, 1997 resulted in a pre-tax loss of $640,700 before equity in loss of affiliates of $169,900 as compared to a loss of $812,800 before equity in income of affiliates of $345,400 during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $810,500 compared to a loss of $1,158,200 for the comparative period of the previous year. Registrant's independent accountant has recommended that the $2,103,800 received as distribution of SMP profits, be recorded as a deferred income item on the balance sheet, which means that as of February 28, 1997, it is not included in the Registrant's net income or earnings per share. When a more definitive resolution is reached in the arbitration/litigation proceedings, the $2,103,800 will become income, assuming the conclusion is favorable to the Registrant and USE.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The information called for in this Item 1 has been previously reported in: the Registrant's Form 10-K (Item 3) for the fiscal year ended May 31, 1996; Registrant's Forms 10-Q (Item 1 of Part II) for the fiscal quarters ended August 31, 1996 and November 30, 1996, and the Form 8-K dated March 6, 1997. These reports disclose the status of the consensual arbitration/litigation in the U.S. District Court of Colorado involving the Registrant and USE d/b/a USECC and Nukem, Inc. and its wholly-owned subsidiary Cycle Resource Investment

Corp. (CRIC) over disputes involving the Sheep Mountain Partners (SMP) partnership concerning the marketing and sale of uranium and mining operations in Wyoming. As was reported earlier, an Amended Judgment was entered on March 6, 1997 by Judge Lewis T. Babcock of the U.S. District Court of Colorado, wherein the Court confirmed the Arbitration Award ordering Nukem to pay USECC a net of approximately $8,465,000 as monetary damages. In November 1996, USECC received $4,367,000 out of the SMP escrowed funds and its bank account per the Court's earlier November 5, 1996 Judgment.

        Despite the rulings of the Panel imposing a constructive trust in favor of SMP on the rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom, the defendants-appellants Nukem/CRIC continue to assert in both Court filings and public news releases that the Arbitration Panel did just the opposite and in fact, "denied" SMP's rights to the CIS contracts in constructive trust.

        In the March 6, 1997 Amended Judgment, Judge Babcock again confirmed the Arbitration Panel's Awards and denied Nukem's motion to modify and/or vacate portions of the Award; denied Nukem's objections to the confirmation of the Order and Award, and granted USECC's motion to modify the Award by deducting $265,213 from the amounts Nukem and CRIC claimed to have advanced to purchase uranium for the SMP Partnership.

        The Amended Judgment of March 6, 1997 did not specifically address the Panel's Award to SMP of a supply contract Nukem had entered into with another utility, or Nukem's uranium purchase contracts with three CIS Republics. USECC filed a motion for an order of limited remand to the Arbitration Panel for its reaffirmation of its findings on the issue of placing the CIS contracts in constructive trust for SMP. The Court found that the Panel's Awards were not ambiguous and denied the motion. The Court may still reconsider the denial of this motion. In order to preserve USECC's rights, Registrant and USE filed a Notice of Appeal with the Tenth Circuit Court of Appeals on the omission of these equitable awards and filed a motion with the U.S. District Court to correct a clerical omission in the Amended Judgment.

        On or about March 21, 1997, defendants Nukem and CRIC filed a motion to stay enforcement of USECC's monetary judgment pending the appeal of Nukem/CRIC and posted a supersedeas bond in the amount of $8,613,600. On March 25, 1997, USECC filed a motion objecting to defendants' motion on the posting of that amount for its supersedeas bond and requested the Court to order the defendants to increase the bond to cover the value of the CIS contracts. This motion is pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On December 13, 1996, an annual meeting of shareholders was held and five directors, John L. Larsen, Max T. Evans, Daniel P. Svilar, Michael D. Zwickl and Kathleen R. Martin were reelected for a term expiring at the next succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the election of the five directors, the votes cast were as follows.

Name of Director           For           Against        Abstain      Withheld
----------------           ---           -------        -------      --------
John L. Larsen           8,575,616        11,000         9,720          3,075
Max T. Evans             8,578,216        10,500         9,620          1,075
Daniel P. Svilar         8,578,216        10,500         9,720            975
Michael D. Zwickl        8,578,216        10,500         9,620          1,075
Kathleen R. Martin       8,576,091        11,000         9,720          2,600

ITEM 5. OTHER INFORMATION

        On November 22, 1996, the Registrant and Registrant's parent USE (the "USE Parties") signed a letter of intent with Kennecott Energy and Coal Company ("Kennecott") for Registrant and USE to acquire Kennecott's 50% interest in the Green Mountain Mining Venture (GMMV) through the acquisition of the stock of a Kennecott subsidiary within 18 months. Although the letter of intent was extended and has since expired, the parties are continuing negotiations for the USE Parties to acquire Kennecott's interest in the GMMV. The GMMV was formed in 1990 to explore for and if warranted, to develop the uranium deposits in south-central Wyoming. The proposed change in the GMMV would make U.S. Energy Corp. and Crested Corp., dba USECC, 100% owners of the GMMV if the USE Parties can arrange the necessary financing to exercise the option. USECC has moved forward to prepare the portal and other workings at the proposed Jackpot Mine to accommodate the installation of a conveyor system for driving the double declines (tunnels) at a -17% decline, to a length of up to 8,000 feet to reach the first of several horizons of the uranium deposits.

        Such change in ownership is subject to Kennecott and the USE Parties renewing the letter of intent and finalizing terms of a definitive agreement, and the USE Parties arranging the necessary financing to close such an agreement. There is no assurance such steps will be successfully achieved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.  None.

        (b) Reports on Form 8-K. There were no Reports filed by the Registrant on Form 8-K during the quarter ended February 28, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CRESTED CORP.
                                            (Registrant)



Date:  April 17, 1997               By:        s/ Max T. Evans
                                            -----------------------------------
                                            MAX T. EVANS, President



Date:  April 17, 1997               By:        s/ Robert Scott Lorimer
                                            -----------------------------------
                                            ROBERT SCOTT LORIMER,
                                            Principal Financial Officer
                                            and Chief Accounting Officer