Form 10-K
period 1997-05-31
CRESTED CORP
filed 1997-09-15
CIK 25657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
    [Fee Required] for the fiscal year ended May 31, 1997 or
[ ] Transition  report  pursuant  to  section  13 or 15(d) of the  Securities
    Exchange Act of 1934
    [No Fee Required] for the  transition  period from ____ to ____
Commission file number 0-8773

                                  CRESTED CORP.
             (Exact Name of Registrant as Specified in its Charter)

        Colorado                                          84-0608126
--------------------------------------------     -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

        877 North 8th West
        Riverton, WY                                       82501
--------------------------------------------     -------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's Telephone Number, including area code:       (307) 856-9271

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 5, 1997 computed by reference to the average of the bid and asked prices for the Registrant's common stock as reported by National Quotation Bureau on Pink Sheets for the week then ended, was approximately $2,785,272.

               Class                          Outstanding at September 5, 1997
----------------------------------------     -----------------------------------
     Common Stock, $0.001 par value                   10,302,694 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the item numbers involved:

        1997 Annual Meeting Proxy Statement for the fiscal year ended May 31, 1997, into Items 10-13 of Part III of the filing.

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

        Subsequent to May 31, 1997, USE and USECC (see below) signed an Acquisition Agreement with Kennecott Uranium Company ("Kennecott"), for the purchase of Kennecott's interest in the Green Mountain Mining Venture ("GMMV"). In general terms, as a consequence of the Acquisition Agreement and the various transactions associated therewith, USE and USECC received $4,000,000 as a bonus for signing the Acquisition Agreement. In addition, pending closing of the Acquisition Agreement, USECC has been provided the opportunity to move the GMMV project forward, as follows: USECC has leased the mineral properties from GMMV in order to develop the Jackpot Mine for production mining, and has been appointed an independent contractor to ready the Sweetwater uranium mill (owned by the GMMV) for changeover to operational processing status. Kennecott is to provide a line of Credit to the GMMV of up to $16,000,000 for the mine development and mill work being conducted by USECC. Closing of the Acquisition Agreement will require payment to Kennecott of $15,000,000 cash and the assumption of various reclamation and other liabilities. For the details of this fiscal 1998 transaction, please see "Minerals-Uranium-The Green Mountain Mining Project-June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

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

Net Revenues by Crested Segment

        Percentage contributions by the two Crested segments in the last three fiscal years were:

                              Percentage of Net Revenue During Year Ended
                              -------------------------------------------
                              May 31,         May 31,             May 31,
                               1997            1996                1995
                               ----            ----                ----
Minerals                         6%             62%                  4%
Commercial Operations           29%             16%                 35%

        Crested did not receive revenues from the mining of either uranium or gold in the three fiscal years ended May 31, 1997. During fiscal 1996, however, mineral revenues were generated from sales of uranium under certain of the utility supply contracts held by Sheep Mountain Partners ("SMP", a Colorado general partnership), USE and Crested delivering their one-half share of uranium and receiving net sales proceeds therefrom, with profits deposited in SMP accounts. For fiscal 1997 and 1995, there were no revenues from mineral sales in part due to the arbitration proceedings involving SMP (see Item 3 - "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation"). Commencement of uranium concentrates production from the Shootaring Mill belonging to Plateau Resources Limited ("Plateau"), a 100% subsidiary of USE, at Ticaboo, Utah is expected to result in the procurement of utility supply contracts for Plateau in fiscal 1998. When USE acquired Plateau from Consumers Power Company ("CPC") Crested and USE agreed that, when the unencumbered cash received with the acquisition of Plateau was expended to maintain the Plateau properties, USE and Crested each will assume one-half of Plateau's obligations, and share equally in Plateau's operating cash flows. There can be no assurance, however, such milling operations will commence, or that new utility supply contracts will be procured. See Description of "Business - Minerals - Uranium."

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

                                    Minerals

Uranium

General

        Crested has interests in several uranium-bearing properties in Wyoming and Utah and in uranium processing mills in Sweetwater County, Wyoming (the "Sweetwater Mill") and in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium-bearing properties are located in areas which have produced significant amounts of uranium in the 1970s and 1980s. The Company is planning to develop and operate these property interests (directly or through a joint venture in which another company may be the operator) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. In addition, in fiscal 1997, additional properties were acquired in New Mexico and Wyoming by Yellow Stone Fuels Corp.

        The property interests in Wyoming are:

        521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine). These assets are held by the Green Mountain Mining Venture ("GMMV"), owned 50 percent by USE and USECC (the "USE Parties"), and 50 percent by Kennecott Uranium Company ("KUC"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company and Kennecott Corporation of Salt Lake City, UT are subsidiaries of Rio Tinto plc, formerly RTZ PLC of London. RTZ (now part of the RTZ-CRA Group) is one of the world's leading natural resource companies. Kennecott Corporation owns and operates several mines including the Bingham Canyon, Utah open pit copper mine which started in 1906.

        KUC is also referred to in this report as Kennecott. All mining claims are accessible by county and United States Bureau of Land Management ("BLM") access roads. Substantial exploration and delineation of the principal uranium resources in the proposed Jackpot Mine have been completed. The BLM has signed a Record of Decision approving the Jackpot Mine Plan of Operations following preparation of a final Environmental Impact Statement ("EIS") for the proposed mine, and on June 25, 1996, the Wyoming Department of Environmental Quality ("WDEQ") issued Mine Permit No. 660 that is required for GMMV to develop the underground Jackpot Mine and mine the uranium deposits. The proposed mine has had no previous operators, and will be a new mine when opened. The Big Eagle Mine and related claim groups (which are near the proposed Jackpot Mine and are part of the Green Mountain Claims held by the GMMV), are accessible by county and private roads. The Big Eagle Mine was first operated by Pathfinder Mines Corporation ("PMC") starting in the late 1970s.

        Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the Big Eagle mining claims held by the GMMV. These assets are held by the Sheep Mountain Partners partnership ("SMP"), the partners of which are USE and Crested, doing business as USECC, and Nukem, Inc. ("Nukem"), through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). The SMP Sheep Mountain Mines 1 and 2 are accessible by county and private roads and were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s. The SMP and GMMV properties contain uranium mineralization in sandstones of Tertiary age, as is typical of most Wyoming uranium deposits.

        Approximately 10,825 acres of properties are held by 437 unpatented mining claims which have been staked by, plus four leases (including three state leases) held by Yellow Stone Fuels Corp. (an Ontario, Canada corporation, or by its wholly-owned subsidiary Yellow Stone Fuels, Inc., a Wyoming corporation, hereafter "YSFC" including the subsidiary). The properties are located in Wyoming and New Mexico, and are believed to be prospective of uranium and suitable for in-situ leaching. USE and Crested each own 14.3% of YSFC.

        Electric power to all the above Wyoming properties is furnished by either Pacific Power & Light or the Hot Springs Rural Electric Association.

        The property interests in Utah are:

        The Tony M Mine and the Frank M property are underground uranium deposits in San Juan County, Utah located partially on Utah State mining leases. These properties are accessible by county roads.

        Plateau is the owner of the Tony M mine and portions of the Frank M properties and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M mine was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M Mine was in production (while Plateau was owned by CPC) it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill into U3O8, the saleable product. In addition, low grade uranium ore was stockpiled at the Tony M mine and at the Shootaring Mill, and related mill support facilities, which are held by Plateau.

        Plateau also owns the Velvet Mine and the nearby Wood Mine complex in the Lisbon Valley area in southeastern Utah. The Velvet uranium mine was fully developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The Wood Mine complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Wood Mine. The Wood Mine property is not permitted at this time, but the Company does not expect difficulty in obtaining a new permit because the surface facilities would occupy the site that has been disturbed from previous operations.

The Green Mountain Mining Venture Project

        GMMV. Subsequent to May 31, 1997, USE and USECC signed an Acquisition Agreement for the acquisition from Kennecott Uranium Company of its interest in the GMMV. The following is a description of the formation of GMMV and certain of its terms, which terms have been modified as a result of the Acquisition Agreement and related transactions, as set forth under "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

        In fiscal 1991, USE and USECC entered into an agreement to sell 50 percent of their interests in the Green Mountain uranium claims, and certain other rights to Kennecott for $15,000,000 cash (USE's share of the proceeds was $12,600,000, and the balance was Crested's) and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures. In fiscal 1991, USE and USECC ("USE Parties") and Kennecott formed the GMMV to develop, mine and mill uranium ore from the Green Mountain Claims, and market U3O8 to utilities using nuclear power to generate electricity.

        Kennecott agreed to fund the first $50,000,000 of GMMV expenditures, pursuant to Management Committee budgets. Thereafter, GMMV expenses will be shared by the parties generally in accordance with their participating interests (50 percent Kennecott, 50 percent USE Parties). The agreement also provides that Kennecott will pay a disproportionate share (up to an additional $45,000,000) of the GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30,000,000 of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for the next $15,000,000 of such operating expenses).

        Pursuant to the joint venture agreement, each party's participation interest in the GMMV is subject to reduction for voluntary or involuntary failure to pay its share of expenses as required in approved budgets (including Kennecott's commitment to fund the initial $50,000,000 of the GMMV expenditures), so that in effect, the interest held by each party collateralizes its performance. However, a defaulting party would remain liable for third party liabilities incurred during the GMMV operations, proportionate to its interest before reduction.

        The GMMV cash flows will be shared between Kennecott and the USE Parties according to their participation interests. However, 105 of the Green Mountain Claims, which cover the Round Park (Jackpot) uranium deposit, currently believed to be the most significant mineralized resource on Green Mountain, were formerly owned solely by USE. Pursuant to an agreement between USE and Crested, cash flow from production of uranium out of these 105 Green Mountain Claims will be distributed only to USE and Kennecott, and GMMV expenditures on such properties will be shared 50 percent by USE and 50 percent by Kennecott. Milling costs will be paid by the GMMV as operating costs and shared among the participants according to their ownership interests in the ore being milled.

        The USE Parties' share of GMMV cash flow resulting from the balance of the properties (outside the 105 claims), previously owned by USE and Crested together, will be shared equally by USE and Crested. The GMMV expenditures from such properties will be shared 25 percent each by USE and Crested, and 50 percent by Kennecott. Such latter properties are expected to be developed after the Round Park (Jackpot) deposit is placed into production; uranium deposits on these properties may be accessed through the proposed tunnels at the Jackpot Mine.

        The GMMV Management Committee has three Kennecott representatives and two USECC representatives, acts by majority vote, and appoints and supervises the project manager. In fiscal 1993, Kennecott became the GMMV project manager and has continued as project manager through May 31, 1997. USECC has continued work on a contract basis at Kennecott's request through May 31, 1997.

        Pre-development activities on the GMMV properties have included environmental and mining equipment studies, mine permitting and planning work, property maintenance, setting up a uranium marketing program, acquisition and monitoring of the Sweetwater Mill and preparation of an application to the U. S. Nuclear Regulatory Commission ("NRC") to convert the Sweetwater Mill license from standby to an operating license. During fiscal 1996, GMMV completed a sediment dam, sediment basin and drainage diversion ditch, built a fuel storage facility and other support facilities and made improvements to existing facilities. As of the date this 10-K Report is filed, the GMMV has commenced mine pre-development work necessary to put the GMMV properties into production, see "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" and "Permitting Activities" below.

June 23, 1997 Acquisition Agreement with Kennecott Uranium Company

        Subsequent to May 31, 1997, USE and USECC signed an Acquisition Agreement with Kennecott Uranium Company, a Delaware corporation ("Kennecott"), for the right to acquire Kennecott's interest in the Green Mountain Mining Venture ("GMMV") for $15,000,000 and other consideration. Kennecott paid USE and USECC $4,000,000 on signing, and committed to provide the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational. The work to develop the proposed Jackpot Mine and ready the Sweetwater Mill for operations will be undertaken, prior to closing of the terms of the Acquisition Agreement scheduled for July 31, 1998, by USECC, as lessee of all the GMMV mineral properties under a Mineral Lease Agreement between the GMMV and USECC (the "Mineral Lease"), and as an independent contractor under a Contract Services Agreement (the "Mill Contract") between Kennecott (as manager of the GMMV) and USECC. Both the Mineral Lease and the Mill Contract, as well as a Fourth Amendment of the GMMV Mining Venture Agreement among Kennecott, USE and USECC (the "Fourth Amendment of the GMMV Agreement"), were executed simultaneously with the Acquisition Agreement.

        The $16,000,000 being provided by Kennecott to the GMMV was advanced to Kennecott by an affiliate, Kennecott Energy Company ("KEC") under a secured recourse Promissory Note (the "Note") bearing interest at 10.5% per annum starting April 1999 until paid in full. The Note is payable quarterly out of 20% of cash flow from the GMMV properties, but not more than 50% of the earnings for such quarter from the GMMV operations, before interest, income tax, depreciation and amortization. However, the Note is payable (i) in full on June 23, 2010 regardless of cash flow and earnings of the GMMV, or (ii) sooner (on December 31, 2005) if an economically viable uranium mine has not been placed into production by such date. The Note is secured by a first mortgage lien against Kennecott's 50% interest in the GMMV pursuant to a Mortgage, Security Agreement, Financing Statement and Assignment of Proceeds, Rents and Leases granted by Kennecott to KEC (the "Mortgage"). USE and USECC will assume the Note, and the assets of the GMMV will be subject to the Mortgage, at closing of the Acquisition Agreement.

        Pursuant to the Mineral Lease and the Mill Contract of the Acquisition Agreement, USECC is to expend funds to develop the proposed Jackpot Mine and nearby Big Eagle Mine, and work with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work will be funded from the $16,000,000 being provided to the GMMV by Kennecott. Under the Fourth Amendment of the GMMV Agreement, Kennecott will be entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 provided by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement. It is anticipated that such credits will satisfy the balance of Kennecott's initial funding commitment to acquire a 50% interest in the GMMV.

        Pursuant to the Fourth Amendment to the GMMV Agreement, Kennecott initially advanced $1,000,000 to the GMMV, which the GMMV has advanced to USECC pursuant to the Mineral Lease and the Mill Contract, to allow USECC to establish a working capital account. On a monthly basis, USECC is to submit detailed invoices for reimbursable costs, defined in the Mineral Lease and Mill Contract to include USECC's labor and equipment costs (maintenance and rental), environmental compliance costs, direct office costs of USECC staff incurred in monitoring and invoicing project costs and expenditures and associated engineering costs and expenditures, and an additional amount equal to 10% of all the preceding costs and expenditures as an administrative charge (the same 10% as previously allowed in the GMMV Agreement). USECC is permitted to charge the GMMV rental expense for equipment owned by USECC. The reimbursable cost allocations for each phase of the development of the Jackpot Mine and upgrade of the Sweetwater Mill to operating status are set forth in budgets of the Mineral Lease and Mill Contract. Also included in reimbursable costs will be the amounts required to cover all reclamation activities that will result from operations conducted on the mining properties pursuant to the Mill Contract and the Mineral Lease (USE and USECC will be required to put such reclamation cost amounts aside in a sinking fund to pay for the reclamation work when production commences).

        Kennecott has agreed to provide funds to the GMMV each month in an amount adequate to reimburse USECC for invoiced costs and restore the USECC working account balance to $1,000,000. Payment by GMMV of the monthly invoiced costs is subject to Kennecott's confirmation that such costs conform to the Mineral Lease and Mill Contract budgets. Subject to and at the closing of the Acquisition Agreement, Kennecott will advance to the GMMV cash equal to any difference between (i) the $16,000,000 commitment and (ii) amounts advanced to pay reimbursable costs and maintain the working capital account.

        Also pursuant to the Mineral Lease, USECC is to pay the GMMV a monthly lease fee of $3,363, starting July 1, 1997. Separately and pursuant to the Mineral Lease, USE and USECC are required to pay all rental, leasehold, property and other payments relating to the mining properties, and all utility and other payments, taxes and assessments that may be assessed against such properties during the term of the Mineral Lease.

        Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000; (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 in cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 Note and the Mortgage) from and after the closing. Under very limited circumstances, the scheduled closing date may be postponed to another date no later than October 30, 1998. The parties to the Acquisition Agreement also executed a mutual General Release with respect to any and all claims that they may have with respect to any prior disputes concerning the GMMV, which General Release would be delivered to all such parties at closing of the Acquisition Agreement. Upon closing of the Acquisition Agreement, the Mineral Lease and the Mill Contract will be terminated and USE, USECC or the acquiring entity will own Kennecott's 50% of the GMMV, although its properties will remain subject to the Mortgage until the Note is paid in full. The current 50% interest in GMMV held by USE and USECC will not change when the Acquisition Agreement is closed.

        If the Acquisition Agreement is not closed by December 1, 1997, then USE and USECC (or an entity formed by them to acquire the GMMV interest owned by Kennecott) are to provide to Kennecott a commitment letter from a recognized national investment banking firm to complete an underwritten public offering of the securities of USE (or an entity formed or introduced to acquire Kennecott's GMMV interest (the "Acquiring Entity")), in amount sufficient to close the Acquisition Agreement transactions. Such amount is estimated by USE to be approximately $40,000,000, (for the $15,000,000 closing cash purchase price to Kennecott, plus $25,000,000 to assume or cause the replacement of reclamation bonds, guarantees, indemnification agreements and suretyship agreements related to the GMMV properties and the Sweetwater Mill. Alternatively, USE, USECC or the Acquiring Entity must provide evidence to Kennecott of a commitment letter from a bank, other financial institution or industry entity to provide private or joint venture financing in such approximate amount. Failure to provide evidence of such financial commitment by December 1, 1997 would entitle Kennecott to terminate the Acquisition Agreement, the Mineral Lease and the Mill Contract.

        Subject to providing evidence of adequate financial resources to close the Acquisition Agreement with funds from a public financing or otherwise, the $4,000,000 signing bonus paid by Kennecott is nonrefundable.

        If the Acquisition Agreement is not closed, USE and USECC, and Kennecott, shall own their respective 50% interest in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 advance, will have benefitted all parties to the GMMV.

        Properties and Mine Plan. The GMMV owns a total of 521 claims on Green Mountain, including the 105 claims on which the Round Park (Jackpot) uranium deposit is located. Surface rights are owned by the United States Government under management by the BLM. In addition, other uranium mineralization has been delineated in the Phase 2 and Whiskey Peak deposits on these claims, which formerly belonged to USE and Crested. These deposits are undeveloped. Roads and utilities have been put in place, which are believed to be satisfactory to support future mine development.

        The GMMV also owns the Big Eagle Properties on Green Mountain, which appear to contain substantial remaining uranium mineralization, and are adjacent to the other GMMV mining claims. The Big Eagle Properties contain one underground and two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of ore. The assets include a 38,000 and an 8,000 square foot buildings formerly used by Pathfinder Mines Corporation ("PMC") in mining operations. Also included are three ore-hauling vehicles, each having a 100-ton capacity. Permits transferred to the GMMV for the properties include: a permit to mine, an air quality permit, and water discharge and water quality permits. The GMMV owns the mineral rights to the underlying unpatented lode mining claims.

        The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 52,000,000 pounds of U3O8 averaging .23% uranium oxide using a grade-thickness cut-off of .6 (i.e., deposit areas were excluded unless deposit bed thickness at intercept, times intercept grade of uranium mineralization, exceeded .6). The GMMV plans to mine this deposit from two tunnels in the Jackpot Mine, which will be driven underground from the south side of Green Mountain. The first of several mineralization horizons is about 2,300 feet vertically down from the top of Green Mountain.

        The Jackpot Mine Plan of Operations provides for two declines to be driven from the side of Green Mountain, extending about 10,400 feet into the deposits; one decline will be used for ventilation and transportation of personnel, and the other will convey ore, rock and waste out of the mine. The mine plan estimates that the Jackpot Mine will produce about 3,000 tons of uranium ore per day and will have an expected mine life of 13 to 22 years. It will utilize the existing Big Eagle Mine facilities located about three miles west of the Jackpot Mine site. As many as 250 workers will be required during full mining operations.

        USE Parties expect mine development costs will not exceed $25,000,000 to begin production from the Round Park (Jackpot) deposit. However, cost estimates may change as exploration and initial development progress. Pursuant to the GMMV agreement, Kennecott had agreed to fund the initial $50,000,000 in development costs including reclamation costs. To May 31, 1997, such expenditures totaled approximately $20,416,400. Additional costs would be funded by the $16,000,000 loan, operations and/or by cash advance by the venturers.

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

        Kennecott is manager of the Sweetwater Mill and, as such, will be compensated by GMMV out of production. Payments for pre-operating management will be based on a sliding scale percentage of mill cash operating costs prior to mill operation; payments for operating management will be based on 13 percent of mill cash operating costs when processing ore. Mill holding costs have been paid by GMMV and funded by Kennecott as part of its $50,000,000 funding commitment.

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

        As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). GMMV has agreed to be responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $24,330,000, which includes a $4,560,000 bond required by the NRC. None of the GMMV future reclamation and closure costs are reflected in Registrant's Consolidated Financial Statements (see Notes F and K to USE Consolidated Financial Statements for fiscal year ended May 31, 1997).

        The reclamation and environmental liabilities assumed by GMMV consist of two categories: (1) cleanup of the inactive open pit mine site near the mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the mill building, equipment and tailings cells after mill decommissioning. On June 18, 1996, Kennecott established an irrevocable Letter of Credit through Morgan Guaranty Trust Company of New York City in the amount of $19,767,079 in favor of the Wyoming Department of Environmental Quality ("WDEQ") for reclamation requirements of the GMMV. The Letter of Credit was increased by $10,000 on August 26, 1996 to cover off-permit wetland enhancement. The WDEQ exercises delegated jurisdiction from the United States Environmental Protection Agency ("EPA") to administer the Clean Water Act and the Clean Air Act, and directly administers Wyoming statutes on mined land reclamation. The Sweetwater Mill is also regulated by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

        Although the GMMV is liable for all reclamation and environmental compliance costs associated with mill and site maintenance, as well as mill decontamination and cleanup and site reclamation and cleanup after the mill is decommissioned, USECC believes it is unlikely USECC would have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs covered by the letters of credit or other surety appear to be within the $24,330,000 reclamation bonds posted by Kennecott for GMMV. These costs are not expected to increase materially if the mill is not put into operation. Second, UNOCAL has agreed that if the GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001, (which liabilities are not due solely to the operations of GMMV), then UNOCAL will loan the GMMV the first $8,000,000 of such expenditures. Any reimbursement for the loan may only be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the Sweetwater Mill. Third, payment of reclamation and environmental liabilities related to the Mill is guaranteed by Kennecott. Last, the GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities when mining and milling operations are finally shut down.

        Kennecott will be entitled to contribution from the USE Parties in proportion to their participating interests in the GMMV, if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee. Such contributions would be required only if the liabilities cannot be satisfied by Kennecott within the balance of any development commitment as provided by the Acquisition Agreement after the credits provided by the Fourth Amendment of the GMMV (see "June 23, 1997 Acquisition Agreement with Kennecott" above). In addition, if and to the extent such liabilities resulted from UNOCAL's mill operations, and payment of the liabilities was required before February 1, 2001 and before mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL, before Kennecott would be required to pay on its guarantee. However, notwithstanding the preceding, the extent of any ultimate USECC liability for contribution to mill cleanup costs cannot be predicted.

        Permitting and Activities. In March 1993, the GMMV applied to the WDEQ for a Permit to Mine the Round Park deposit through the Jackpot Mine. Following preparation of a final EIS by the BLM, including a series of public meetings and a period for receipt of written comments on both the preliminary and final EIS, on April 24, 1996 the BLM signed the Record of Decision ("ROD") approving the Jackpot Mine Plan of Operations. With the entry of the ROD, the WDEQ issued the mine permit for the Jackpot Mine on June 26, 1996. This Permit allows the GMMV to proceed with construction of mine surface facilities, further underground mine development and eventual mining of the Round Park (Jackpot) Deposit.

        General activity increased at the Jackpot mine site during fiscal 1997 and to the date of this Report, in anticipation of increased uranium prices. Some of the principle activities were: a major portion of the access/haulroad from the Jackpot Mine to the Big Eagle Mine was widened to a 40 foot running surface eliminating various curves to accommodate the GMMV's 100 ton haul trucks; permits and approvals were obtained for construction of Jackpot Reservoirs No. 2 and 3 and construction was started and completed except for installing liners, and Jackpot Reservoir No. 1 was completed and is operational (catch basin for sediment and runoff). The GMMV is in compliance with all permit conditions. Significant progress is being made in preparing for and running the double declines into the Round Park (Jackpot) deposit, pursuant to the pre-development operations plan agreed to between USECC and Kennecott. Two shifts are currently working underground with a third shift being assembled.

        The Jackpot Mine Plan of Operations and a combination of the alternatives analyzed in the EIS will allow for the disposal of mine waste rock in the Big Eagle Mine pits some three miles from the Jackpot declines, the upgrading of existing roads, and the construction of new haul road segments to transport ore to the Sweetwater Mill. These roads will be subject to modification in alignment necessary to minimize or avoid adverse impacts to riparian and cultural resources.

        The maximum area of new disturbance required for the project will be 289 acres. This disturbance will include approximately 118 acres for mine site development and approximately 171 acres for transportation corridor construction and/or improvement. When uranium reserves have been depleted, the mine portals will be plugged; the ground surface recontoured and reclaimed to blend with the natural landscape; surface structures will be removed; roads closed per landowner or BLM request, and disturbed areas reclaimed.

        Kennecott, as operator of the Sweetwater Mill, has initiated discussions and made filings with the NRC regarding amendments to the Source Material License to resume ore processing at the Sweetwater Mill. Separately, Kennecott has applied to the NRC for permission to use a mill tailings cell to hold low level tailings waste from an ion exchange plant owned by USE and Crested in the Crooks Gap area.

        The United States Environmental Protection Agency ("EPA") has advised Kennecott, as operator of the GMMV, that if Kennecott would level the tailings within the existing tailings impoundment and install a new liner with leak detection capability, the EPA would allow the use of the existing 60 acre tailings cell for milling operations. Although this could result in a cost savings to the GMMV, a new 40 acre tailings cell has been designed by an outside engineering firm and is scheduled to be constructed.

        The Environmental Protection Agency has promulgated final rules for radon emissions. These regulations affect the mining and milling of uranium and may require substantial expenditures for compliance. The GMMV may need to install venting at the mine site, and must monitor radon emissions at the mines, as well as wind speed, direction and other conditions. USE believes all of the uranium operations in which it owns an interest are in compliance with these rules.

        There ultimately will be an effect on the earnings of USE and Crested from environmental compliance expenditures by the GMMV, since the GMMV operations will be accounted for by the equity method if the acquisition of Kennecott's interest in the GMMV pursuant to the Acquisition Agreement does not close. GMMV's expenses for compliance with environmental laws (as well as other matters) are not expected to materially affect the cash flow of USE and Crested during the next two years. Out of Kennecott's initial $50,000,000 commitment, Kennecott has funded about $20,416,400 through May 31, 1997. Nevertheless, advances to the GMMV made pursuant to the Acquisition Agreement will reduce Kennecott's development commitment by two dollars for each dollar advanced pursuant to the Fourth Amendment to the GMMV Agreement.

Plateau's Shootaring Canyon Mill

        Acquisition of Plateau Resources Limited ("Plateau"). In August 1993, USE purchased from Consumers Power Company ("CPC"), all of the outstanding stock of Plateau, which owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah (the "Shootaring Mill"). The Shootaring Mill holds a source materials license from the NRC.

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

        Also at closing, Plateau transferred $4,800,000 cash to fund the "Agency Agreement" with a commercial bank. These funds will be available to indemnify CPC against possible claims related to environmental or nuclear matters as described above, and against third-party claims related to an agreement between Plateau and the third-party (see Note K to the USE Consolidated Financial Statements for fiscal year ended May 31, 1997).

        There are no present claims against funds held under either the Trust Agreement or Agency Agreement. Funds (including accrued interest) not disbursed under the Trust and Agency Agreements will be paid over to Plateau upon termination of such Agreements with NRC concurrence.

        The consideration paid by USE was determined by negotiation with CPC, taking into account further estimated annual Shootaring Mill holding costs, and estimated future Mill decommissioning and site reclamation costs as required by the NRC and the Utah Department of Natural Resources, Division of Oil, Gas and Mining ("DOGM").

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

        Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine. Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. On July 31, 1996, the NRC approved Plateau's application to postpone initiation of the requirements of timeliness in decommissioning of the Shootaring Mill for five years, which postponement enabled Plateau to upgrade the source materials license to operational status. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond to $6,700,000, the NRC issued the new license on May 2, 1997. Plateau has an additional $1,600,000 of government securities available for further bonding needs.

        In fiscal 1997 and into fiscal 1998, in anticipation of resuming milling operations, Plateau commenced a complete reactivation and rehabilitation program at the Mill (updating the control systems and testing gauges, relining wooden acid leach tanks, etc.)

Ticaboo Townsite

        Plateau owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the Shootaring Mill. The Ticaboo site includes a 66 room motel, convenience store, 98 single family home sites, 151 mobile home sites, and 26 recreational vehicle sites (all with utility access). The townsite is located on a State of Utah lease near Lake Powell and is being operated as a commercial enterprise. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo Townsite whereby the State deeded portions of the Townsite to Canyon Homesteads, Inc. on a sliding scale basis. USE and Crested plan to further develop the townsite, and have been seeking financial partners for this purpose. Interim funding for limited improvements on the commercial operations were provided by a private corporation controlled by family members of the Chairman of the Board, President and Chief Executive Officer of USE. See
Part III, Item 12 "Certain Relationships and Related Transactions - Transactions with Arrowstar Investments, Inc.". USE now operates all commercial facilities including the motel, restaurant, convenience store, mobile home/RV park and boat storage as the renovation of the nearby Shootaring Canyon uranium mill is under way.

Yellow Stone Fuels Corp.

        Yellow Stone Fuels Corp., hereafter ("YSFC") was organized on February 17, 1997 in Ontario, Canada. As of February 17, 1997, YSFC acquired all the outstanding shares of Common Stock of Yellow Stone Fuels, Inc. (a Wyoming corporation which was organized on June 3,1996), in exchange for YSFC issuing the same number of shares of YSFC Stock to the former shareholders of Yellow Stone Fuels, Inc. ("YFI"). YSFC and its wholly-owned subsidiary Yellow Stone Fuels, Inc. will hereafter be referred to collectively as YSFC.

        In order to concentrate the efforts of USECC on conventional uranium mining using the Shootaring and Sweetwater Mills, USECC decided to take a minority position in Yellow Stone Fuels, Inc. and not be directly involved in properties believed suitable for the production of uranium through the in- situ leach ("ISL") mining process. USECC will have first call on any uranium ore bodies YSFC discovers which are amenable to conventional mining and milling and YSFC will have a call on ore bodies discovered by USECC amenable to the ISL process. In the ISL process, groundwater fortified with oxidizing agents is pumped into the ore body, causing the uranium contained into the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to a dried form of uranium which is shipped to conversion facilities for eventual sale. Generally, the ISL process is more cost effective and environmentally benign compared to conventional underground mining techniques. In addition, less time may be required to bring an ISL mine into operation than to permit and build a conventional mine.

        As of May 31, 1997, YSFC had 10,495,000 shares of Common Stock issued and outstanding, including 3,000,000 shares (28.5%) issued to USE and Crested. Most of the funds used by YSFC have been provided by USECC under a $400,000 loan facility. As part consideration for the loan, USE and Crested entered into a Voting Trust Agreement having an initial term of 24 months with two principal shareholders of YSFC, whereby USE and CC will have voting control of more than 50% of the outstanding shares of YSFC. Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The majority of the other outstanding YSFC shares are owned by affiliates of USE and Crested. See Part III, Item 13, "Certain Relationships and Related Transactions."

        In Wyoming, YSFC has staked and/or holds 304 unpatented mining claims and has entered into three State leases covering a total of 9,280 acres located in the Powder River Basin uranium district. The State leases have a 10 year term expiring October 1, 2006; require annual rental of $1.00 per acre for five years, then $2.00 for the second five years, or sooner upon the discovery of commercial quantities of minerals; and a 5% gross royalty of the value of uranium bearing ore mined from the leased properties is payable to the State of Wyoming.

        Also in Wyoming, the Peterson claim group includes 50 unpatented mining claims covering approximately 1,000 acres in the southern part of the power River Basin uranium district. In addition to owning the Peterson claim group, YSFC has leased the surface rights to the mineral properties for five years, at $4.00 per acre annual rent per year plus a production royalty of $0.50 per pound of uranium concentrates (U3O8) sold at or for less than $22.00 per pound (the royalty increases to $0.75 per pound for uranium sold at more than $30.00 per pound). The Low claim group, covering 63 unpatented lode mining claims covering approximately 1,260 acres, is also located in the southern part of the Powder River Basin uranium district, approximately 20 miles northwest of the producing Rio Algom's Smith Ranch Mine. The Low claims may be similar in geology and hydrology to the Smith Ranch and Cameco's Highland ISL operations.

        In New Mexico, YSFC has staked and holds 39 unpatented mining claims and has leased 8 patented mining claims. These properties in the aggregate cover approximately 945 acres located in the Grants uranium region of New Mexico. The 8 unpatented mining claims (covering 165.44 acres) are held by a 5 year renewable lease from Parador Mining Company, requiring $500 monthly rental payments to Parador Mining Company, which has retained a 5% gross royalty on revenues from uranium sold from the property. The Parador area was mined for up to 600,000 pounds U3O8 at a grade of 0.24% by other companies in the 1970s. The extent of further mineral resources on the properties is presently unknown.

        The geological and geophysical data acquired with the Pioneer Nuclear, Inc. ("PNI") library may assist YSFC in evaluating the viability of the various uranium claims to in-situ processing. This library of information was assembled in the 1970s by PNI in its uranium exploration program, and the library was acquired from a person in exchange for shares of YSFC common stock.

        As of the date of this Annual Report on Form 10-K, YSFC is negotiating to acquire additional properties in Converse, Fremont and Sweetwater Counties, Wyoming which in some instances will include certain tangible assets. However, there are no contracts or agreements in principle for such acquisitions at this report date.

        YSFC will require additional funding to maintain its property acquisition program, conduct the geological and engineering studies on properties to evaluate their suitability to in-situ recovery methods, and to build and operate in-situ recovery facilities on suitable properties. YSFC is currently seeking additional funding, but there is no assurance adequate funding will be obtained.

        In fiscal 1997, USE and USECC entered into several agreements with YSFC, including a Milling Agreement through Plateau Resources. The Shootaring Canyon mill facilities will be available to YSFC to transport uranium concentrate slurry and loaded resin to the mill and process it into uranium concentrate ("yellowcake"), for which Plateau will be paid its direct costs plus 10%. Other agreements include a Drill Rig Lease Agreement for YSFC to have access to USE drilling rigs at the prevailing market rates; an Outsourcing and Lease Agreement for assistance from USECC accounting and technical personnel on a cost plus 10% basis and a sublease for 1,000 square feet of office space for $1,000 per month; and a Ratification of Understanding by which USECC will offer to YSFC (with a reserved royalty in amounts to be agreed on later) any uranium properties amenable to in-situ production which USECC acquires or has the right to acquire. In return, YSFC will offer to USECC ( with a reserve royalty in amounts to be agreed on later) uranium properties amenable to conventional mining methods which YSFC acquires or has the right to acquire. USECC also will make its library of geological information and related materials available to YSFC . YSFC also has a Storage Agreement with GMMV by which YSFC stores used low-level contaminated mining equipment purchased from a third party at GMMV's Sweetwater Mill; YSFC is responsible for any bonding and handling obligations for the stored equipment, and pays GMMV nominal rent for the storage.

Sheep Mountain Partners ("SMP")

        Partnership. SMP is a Colorado general partnership formed on December 21, 1988, between USECC and Nukem, Inc. of Stamford, CT ("Nukem") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). Nukem is a uranium brokerage and trading concern. During fiscal 1991, certain disputes arose between the partners of SMP. These disputes resulted in arbitration/litigation and subsequent consensual arbitration from which an Order and Award was issued on April 18, 1996. USE and Crested filed petitions for confirmation of the Order and Award with the U.S. District Court of Colorado and the Court has entered a Second Amended Judgment confirming the monetary and equitable provisions of the Order and Award. See "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation".

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

        USE and Crested sold 50 percent of their interests in the Crooks Gap properties to Nukem's subsidiary CRIC for cash. The parties thereafter contributed the properties to SMP, in which USECC received an undivided 50 percent interest. Each group provided one-half of $315,000 to purchase equipment from Western Nuclear, Inc.; USE and Crested also contributed their interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions.

        SMP was directed by a management committee, with three members appointed by USECC, and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation.

        Properties. SMP owns 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. Production from the properties is subject to sliding-scale royalties payable to Western Nuclear, Inc.; the rates are from one to four percent on recovered uranium concentrates. Thirty-eight claims were conveyed by PMC to SMP in August 1996, see below.

        Various structures and equipment are located on the properties including three operating and three non-operating mine headframes with hoists; maintenance shops; offices; and other buildings, equipment and supplies. An ion-exchange plant is located near the SMP properties, but is held by USECC and not SMP.

        Until recently, SMP also had interests in 59 an additional unpatented mining claims, one State mineral lease and one State surface use lease, which had been conveyed to Pathfinder Mines Corporation ("PMC"). In August 1996, PMC conveyed 38 of the 59 claims to SMP, retaining 21. SMP chose to retain only 3 of the 38 claims. These SMP properties contain a previously-mined open-pit uranium mine and three underground mines. PMC has the right to mine a portion of these properties (the Congo area), by open-pit or in-situ techniques to certain depths, without royalty or other obligations to SMP. PMC has the responsibility for reclamation work needed thereon as a result of its activities. If PMC mines any portion of the properties outside the Congo area, a 3% royalty is owed to SMP. Conversely, SMP has the right to mine portions of the claims and leases outside the Congo area (and specified surrounding zones) by underground mining techniques, subject to a 3% royalty to PMC. PMC had conducted an exploration program on a portion of these properties, and has advised the Company that it does not intend any further development. PMC has decommissioned and dismantled its two uranium mills in the vicinity.

        An ion exchange plant on the SMP properties is owned by USECC and was used to remove natural soluble uranium from mine water. USE, on behalf of USECC, has submitted a plan to the NRC to decommission this facility and obtained a three year extension for timeliness of decommissioning. Management is reviewing the economics of relicensing this facility as part of a potential in-situ leach uranium mining operation. See "Environmental" below.

        Property Maintenance. As operating manager for SMP, USECC is responsible for exploration, mining, and care and maintenance of SMP mineral properties. USECC was to have been reimbursed by SMP for certain expenditures on the properties. During the SMP arbitration/litigation, Nukem/CRIC refused to allow SMP to pay USECC for care and maintenance and other work performed on the properties since the spring of 1991. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at May 31, 1996". As part of the Order and Award made on April 18, 1996, the Arbitration Panel awarded USECC $2,065,989 for Nukem/CRIC's 50% share of care and maintenance expenses for the SMP properties plus interest of $446,834 to March 31, 1996 and per diem cost of $616 thereafter. See Item 3, Legal Proceedings Sheep Mountain Partners Arbitration/Litigation - Stipulated Arbitration." Currently, USECC has a maintenance staff on site to care for and maintain the mines and pump mine water to prevent flooding of the mines, which could destroy equipment and the concrete lined vertical shafts accessing the various levels of uranium mineralization.

        SMP Marketing. Nukem, Inc. was engaged by SMP to provide SMP with financial expertise and marketing services. SMP entered into a marketing agreement with CRIC, which was concurrently assigned to and assumed by Nukem.
Nukem was to provide marketing and trading services for SMP, which included acquiring uranium for SMP by purchasing or borrowing. Nukem was to be reimbursed at its direct costs for acquiring such uranium for SMP. USECC, SMP and Nukem had seven long-term contracts plus an additional long-term contract with PSE&G that was awarded to SMP by the Arbitration Panel (four of these contracts remain) for sales of uranium originally to eight domestic utilities. SMP's uranium supply contracts are either base-price escalated or market-related (referring to how price is determined for uranium to be delivered at a future date). Base-price escalated contracts set a floor price which is escalated over the term of the contract to reflect changes in the GNP price deflator. Two of the base priced contracts have been fulfilled and the third base-price escalated contract of SMP, required delivery of 130,000 pounds of uranium concentrates in 1997 which was made, completing that contract. The fourth contract calls for delivery of 750,000 lbs. U3O8 through 2001. Prices of uranium for deliveries under the base-price escalated contract currently exceed prices at which uranium can be purchased in the spot market.

        Under the market-related contracts, the purchaser's cost depends on quoted market prices based on estimated prices at which a willing seller would sell its U3O8 during specified periods before delivery. Some of these contracts place a ceiling on the purchase price, substituting a base-price escalated amount, if the market price exceeds a certain level. Under the terms of the various market-price related contracts, SMP is required to deliver from 250,000 to 900,000 pounds of U3O8 annually from 1997 to 2000, which amounts may be increased or decreased by specified percentages.

        Through fiscal 1997, USECC and its affiliates have satisfied most of these contracts with uranium concentrates previously produced by SMP, borrowed from others, or purchased on the open market. The future role of Nukem in making deliveries under these contracts on behalf of SMP cannot be assured notwithstanding the April 18, 1996 Order and Award of the Arbitration Panel. See "Legal Proceedings -
 Sheep Mountain Partners Arbitration/Litigation."

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

        Uranium Market Information. There are currently nine producers of uranium in the United States, which collectively produced 5,800,000 pounds of U3O8 during calendar 1995 and produced approximately 6,300,000 pounds in calendar 1996. Production in the U.S. for 1997 is estimated at 7,000,000 pounds. In addition, there are several major producers in Canada (Cameco, Cogema Canada, Ltd., Rio Algom and Uranerz); Australia (Energy Resources of Australia and
Pancontinental Mining, Ltd.); Africa (Cogema and RTZ's Rossing unit), and Europe, which collectively produced about 66,000,000 pounds of U3O8 during calendar year 1996 and are expected to produce approximately 73,000,000 pounds in calendar 1997. Several members of the Commonwealth of Independent States ("CIS"), also export uranium into the western markets although the amount of such exports to the United States and European markets are currently limited.

        Uranium is primarily used in nuclear reactors to heat water which drive turbines and generators generating electricity. According to the Uranium Institute based in London, England ("UI"), nuclear plants generated approximately 17% of the world's electricity in 1996, up from less than 2% in 1970. According to the UI, through the year 2000, nuclear generating capacity is expected to grow at 1 % per annum primarily as a result of new reactor construction outside the United States and increased efficiencies of existing reactors.

        In 1996, 442 nuclear power plants were operating and 36 were under construction worldwide, according to the International Atomic Energy Agency. The plants combined to generate more than 23 trillion kilowatt hours of electricity last year. Five plants totaling 5,717 megawatts - including Tennessee Valley Authority's Watts Bar 1 - began commercial operation in 1996. Uranium consumption by Western World commercial reactors has increased from about 60,000,000 pounds in 1981 to approximately 142,000,000 pounds in 1996.

Supply and Demand

        From the early 1970s through 1980, the Western World uranium industry was characterized by increasing uranium production fueled by overly optimistic projections of nuclear power growth. From 1970 to 1985, production exceeded consumption by approximately 500,000,000 pounds. By the end of 1985 enough inventory had been amassed to fuel Western World reactor needs for over five years. In response, sales of excess inventory followed and prices plummeted from highs above $40 per pound in 1979 to below $8 per pound in 1992. As prices fell, Western World production declined dramatically from a high of 115,000,000 pounds in 1980 to a low of 57,000,000 pounds by 1994. Since 1985, consumption of uranium in the Western World has exceeded Western World production by over 400,000,000 pounds. In 1995, consumption of uranium in the Western World was 129,000,000 pounds, nearly double the production of 66,000,000 pounds by Western World producers. In 1996, Western World consumption rose to an estimated 142,000,000 pounds, while production increased only to an estimated 74,000,000 pounds. Accordingly, by the end of 1995, excess inventory levels in the Western World (inventory in excess of preferred levels) had been reduced to less than two years of forward reactor requirements, and excess inventories in the U.S. had been reduced to less than one year of projected forward requirements. This trend continued in 1996 and 1997.

        Countering the drawdown of Western World inventories and contributing directly to the downturn of market prices was the importation, starting in 1989, of uranium from the CIS republics, and to a lesser extent, from Eastern Europe and mainland China. As the result of an anti-dumping suit in 1991 filed in the U.S. ("CIS Anti-dumping Suit") against republics of the CIS, suspension agreements were signed by six CIS republics (Russia, Ukraine, Kazakhstan, Uzbekistan, Kyrgstan and Tajikistan) in October 1992, which applied price related volume quotas to CIS uranium permitted to be imported into the U.S.

        The Russian Suspension Agreement was amended in March 1994 allowing for up to 43,000,000 pounds of Russian uranium to be imported into the U.S. over the 10 years beginning March 1994, but only if it is matched with an equal volume of new U.S. production. Based on U.S. consumption for the 1994-2003 period (as reported or projected by the Department of Energy), the matched volumes could account for up to 18% of the supply to the U.S. market during this period.

        In 1995, the Republics of Kazakhstan and Uzbekistan concluded negotiations with the U.S. Department of Commerce to amend their respective suspension agreements. Both amendments lowered initial prices relating to their respective import quotas allowing imports to occur. Additionally, the amendments require that uranium mined in those Republics and enriched in another country for importation in the U.S. will count against their respective quotas. The Uzbekistan amendment replaces the price-tied quota system with one based upon U.S. production rates after October 1997. As U.S. rates increase, additional imports from Uzbekistan are allowed.

        Although these amendments to the suspension agreements may increase the supply of uranium to the U.S. market, they provide increased predictability concerning CIS imports into the U.S. Due to declining production levels in the CIS republics, uranium from these sources has recently been difficult to obtain. Consequently, the market impact of CIS primary production may be diminishing.

        In January 1994, the U.S. and Russia entered into an agreement (the Russian HEU Agreement") to convert highly enriched uranium ("HEU"), derived from dismantling nuclear weapons to low enriched uranium ("LEU") suitable for use in nuclear power plants. At a projected maximum conversion rate for HEU and LEU, approximately 18,000,000 pounds of U3O8 will be available to Western World markets.

        In 1996, the U.S. Congress passed legislation in compliance with the suspension agreements which allows the converted HEU material to be sold in the U.S. marketplace at an annual rate not to exceed 2,000,000 pounds in 1998, increasing gradually to 20,000,000 pounds in 2009. At this maximum rate, HEU material could supply approximately 40% of annual U.S. reactor requirements projected for 2009. However, the Russians may require much of the material for its own internal use and the amounts which may be imported into the U.S. cannot be predicted. In addition, an uncertain amount of HEU material is allowed to be used in the U.S. for overfeeding of enrichment facilities and as a source of Russian uranium for matching sales.

        Industry analysts expect annual Western World consumption to be at levels between 135,000,000 and 150,000,000 pounds U3O8 through 2001. The Company estimates that between 30,000,000 and 40,000,000 pounds of this demand could be filled by a combination of government stockpiles (including converted Russian and U.S. HEU) and imports from CIS republics and former Eastern Bloc countries. To achieve market equilibrium by 2001 primary production in the Western World will need to supply between 95,000,000 and 120,000,000 pounds U3O8 on an annual basis subject to some adjustment for any remaining inventory drawdown and limited uranium reprocessing. Production from existing facilities in the Western World, however, is projected to decline from current levels to approximately 57,000,000 pounds U3O8 by 2001 as reserves are depleted. New production therefore will have to be brought on line to fill a potential annual gap of between 38,000,000 and 63,000,000 pounds U3O8. While current price levels may sustain 1996 production levels, USECC believes that higher prices will be needed to support the required investment in new higher cost production as lower cost production reserves are depleted.

        1996 was also a transition year in the industry as the spot price for U3O8 concentrates rose to a high of $16.60 per pound in July 1996 following a surge in spot buying activity. Since then the spot price has declined to $10.30 per pound. And, while the spot price has eroded to 1995 levels, USECC believes that it is only a reflection of a near term equilibrium of supply and demand that was fueled by utilities exercising option flexibilities of up to an additional 50% of contracted volumes of material as the spot price climbed during 1996. On the contrary, utilities have also likely exercised downward flexibilities of up to 50% of contracted volumes as the spot price has declined to levels below contracted prices and are planning to buy materials at a lower price.

        Overall, USECC believes that adequate supply of U3O8 material to meet firm demand cannot be sustained at spot price levels below $15.00 per pound. And, while production remains at levels just above 50% of consumption in the Western World, existing and planned production will not sufficiently meet supply either, even if new production comes on stream as planned.

        In the near term, USECC believes that the spot price for U3O8 will rise to mid teen levels and remain there for a period before trending upwards to the low $20s for a sustained period of time. If there is any disruption in HEU supply or new planned capacity, USE believes the price will increase to much higher levels.

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

        NUEXCO Exchange Value. The market related contracts of SMP are based on an average of the Nuexco Exchange Value ("NEV") for 2, 3 or more months before uranium delivery. The high and low NEV reported on U3O8 sales during USE's past five fiscal years are shown below. NUEXCO Exchange Values are reported monthly and represent NUEXCO's judgment of the price at which spot and near term transactions for significant quantities could be concluded. NEVs for fiscal 1993 are higher for U.S. transactions, due to the impact of CIS import restrictions since late 1992. These prices ("US NEV") were reported by NUEXCO for spot sales in the restricted U.S. market.

                                                NUEXCO EXCHANGE VALUE
                                                ---------------------
             Years Ended                         US $/pound of U3O8
               May 31,                        High                   Low
               -------                        ----                   ---
               1992                         $  9.05              $  7.75
               1993                           10.05                 7.75
               1994                           10.20                 9.25
               1995                           11.00                 9.50
               1996                           16.60                13.00
               1997*                          14.80                10.30

               * Through September 1, 1997.

        NUEXCO's restricted market values ("U.S. NEV") apply to all products and services delivered in the U.S. as well as non-CIS origin products and services delivered outside the U.S.

Gold

Lincoln Project (California)

        Sutter Gold Mining Company. In fiscal 1991, USE acquired an interest in the Lincoln Project (including the underground Lincoln Mine and the 2,800 foot Stringbean Alley decline) in the Mother Lode Mining District of Amador County, California, held by a mining joint venture known as the Sutter Gold Venture ("SGV"). The entire interest of SGV is now owned by USECC Gold L.L.C., a Wyoming limited liability company, which is a subsidiary of Sutter Gold Mining Company, a Wyoming corporation ("SGMC").

        In fiscal 1997, SGMC completed private financings totalling a net of $7,115,100 ($1,271,600 through a private placement conducted in the United States by RAF Financial Corporation, and $5,843,500 through a private placement conducted in Toronto, Ontario, Canada by C.M. Oliver & Company Limited). The net proceeds of $6,411,816 from these financings (after deduction of commissions and offering costs) are being applied to pre-production mine development, mill design, and property holding and acquisition cost. SGMC anticipates production mining will commence in mid- calendar 1998 and that by that time, construction of a 500 ton per day gold mill will have been completed. Additional financing will be sought in 1998 to complete mill construction and start production mining.

        As of the date of this Annual Report on Form 10-K, SGMC is preparing to apply for listing on the Toronto Stock Exchange. SGMC does not have any class of its securities registered with the Securities and Exchange Commission, and none of its securities are traded in the United States.

        After completion of the two private financings, and taking into account a restructuring of the ownership of USE and Crested in SGMC (and additional issue of 75,000 shares to settle a dispute with Amador United, see below), USE and Crested each own the following securities of SGMC:

        (a) 30.7% and 3.2% of the outstanding shares of Common Stock which would be reduced to 23.5% and 2.5%, respectively, in the event outstanding warrants held by the Canadian investors to purchase 1,454,800 more shares of Common Stock are exercised at Cdn$6.00 per share 18 months from the date of closing of the Offering and the outstanding warrants held by C.M. Oliver to purchase 145,480 more shares of Common Stock are exercised at Cdn$5.50 per share, before May 13, 1999. The preceding percentages of SGMC Common Stock do not reflect 345,200 warrants that may be sold in the Offering or shares that may be acquired by USE and Crested pursuant to the $10,000,000 USECC Contingent Stock Purchase Warrant (described below) issued as consideration for the voluntary reductions in the ownership of SGMC shares by USE and Crested. One reorganization of the capital structure of SGMC was required by RAF Financial Corporation in connection with its private placement of SGMC shares, and the other was required by C.M. Oliver & Company Limited in the Canadian private placement.

        (b) A $10,000,000 Contingent Stock Purchase Warrant (the "USECC Warrant") was issued to USE and Crested in connection with the restructuring of SGMC. The USECC Warrant is owned 88.9% by USE and 11.1% by Crested. The USECC Warrant provides that for each ounce of gold over 300,000 ounces added to the proven and probable category of SGMC's reserves (up to a maximum of 400,000 additional ounces), using a cut-off grade of 0.10 ounces of gold per ton (at minimum vein thickness of 4 feet), USE and Crested will be entitled to acquire additional shares of Common Stock from SGMC (without paying additional consideration). The number of additional shares issuable for each new ounce of gold reserves will be determined by dividing US$25 by the greater of $5.00 or the weighted average closing price of the Common Stock for the 20 trading days before exercise of the USECC Warrant. The USECC Warrant is to be exercised semi-annually. However, as an alternative to exercise of the USECC Warrant, SGMC has the right to pay USE and Crested US$25 in cash for each new ounce of gold
(payable out of a maximum of 60% of net cash-flow from SGMC's mining operations). Additions to reserves will be determined by an independent geologist agreed upon by the parties.

        In fiscal 1997, SGMC issued 75,000 shares of Common Stock to Amador United Gold Mines to settle certain disputes between such company and SGMC, USE and Crested (see "Properties" below). In addition, SGMC bought about one-third of the outstanding shares of Keystone Mining Company owned by The Salvation Army. The Keystone Mining Company owns property in the Lincoln Project leased to SGMC.

        Effective June 1, 1996, SGMC entered into a Management Agreement (dated as of May 22, 1996) with USE under which USECC provides administrative staff and services to SGMC. USE is reimbursed for actual costs incurred, plus an extra 10% during the exploration and development phases; 2% during the construction phase; and 2.5% during the mining phase (such 2.5% charge to be replaced with a fixed sum which with parties will negotiate at the end of two years starting when the mining phase begins). The Management Agreement replaces a prior agreement by which USE provided administrative services to SGMC.

        Properties. SGMC (through its subsidiary USECC Gold) holds approximately 14 acres of surface and mineral rights (owned), 436 acres of surface rights (leased), 158 acres of mineral rights (leased), and

380 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The majority of these properties were acquired from Meridian Minerals Company and the balance were acquired in 1995 and 1994. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside Sutter Creek.

        On October 1, 1996, SGMC entered into three letter agreements (the "Lincoln Letter Agreements") with the property owners of 185 acres ("185 Acre Property") on the west side of California State Highway 49 ("Hwy 49") and 32.58 acres ("32 Acre Property") of minerals which include 20.5 acres of surface on the east side of Hwy 49 adjacent to the Stringbean Decline. The 185 Acre Property is the proposed new location for the Surface Fill Unit and the 32 Acre Property provides the land necessary for access and utility easements to Hwy 49. Formal agreements have been submitted for execution but are awaiting approval of the probate court of an estate of a deceased who owned an interest in the properties.

        The 185 Acre Property, which includes the surface and mineral rights, is being purchased for $2,000 per acre (or $370,000) plus a 2% net smelter royalty on any precious metals produced from this property. SGMC also agreed to purchase for $185,000 the rights to the certified Environmental Impact Report ("EIR") on the 185 Acre Property. The EIR saves SGMC approximately six to nine months of permitting time. Payments for the 185 Acre Property and the EIR are monthly with the final payments to be made before the construction of a surface fill unit for the property (the "Surface Fill Unit"). The purchase of the 185 Acre Property and EIR is contingent on SGMC obtaining an amendment to the Conditional USE Permit to allow the placement of processed ore in to the Surface Fill Unit on this property.

        The transaction contemplated with respect to the 32 Acre property contains two separate components. The first is the purchase of the road access and utility easements and the second is a lease of the mineral rights on this property. The purchase price of the easements is $15,000 which is to be made in three equal payments. SGMC is obligated to spend up to $15,000 to quiet title both the surface and mineral rights. Upon successful quiet title, SGMC is obligated to complete a two year exploration program of mapping and core drilling of at least 1,000 feet or in lieu of drilling make a $5,000 payment. If an ore reserve can be developed on the 32 Acre property (in SGMC's sole judgment) then SGMC will enter into a lease with the owners and pay up to a 4% net smelter royalty on minerals extracted from the 32 Acre Property with a minimum annual payment of $2,500 tied to the Gross Domestic Product Implicit Price Index ("GDPIP") (base year shall be the year the quiet title on the 32 Acre property is obtained). Lease payments will be offset by the earned royalties in excess of $15,000 escalated by the GDPIP.

        Surface and mineral rights total holding costs will be approximately $225,000 from April 1, 1997 through May 31, 1998, including $45,000 for payments on two parcels (9.1 acres) bought in 1994; an estimated $30,000 for one-time costs to acquire surface easements on the 32 Acre property to access the mill site from California State Highway 49; and property taxes of approximately $35,000 for the year ended May 31, 1997 Annual property taxes are estimated to increase to more than $100,000 when the Lincoln Project is built and put into operation. Estimated acquisition costs for the 185 Acre Property and the EIR on the 185 Acre Property will be approximately $600,000.

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

        Amador United Gold Mines ("Amador United") was a prior owner of certain leases which it conveyed to the Lincoln Project when the project was owned by Meridian Minerals Company ("Meridian"). In return for its conveyance of such leases Amador United received a right of first refusal to buy the Lincoln Project and a 20 percent net profits interest in production from any of the Lincoln Project properties. In fiscal 1997, Amador United sold all of its rights in the Lincoln Project to SGMC, in consideration of SGMC issuing 75,000 shares of Common Stock to Amador United.

        A separate holder of four of the properties that were assembled by Meridian into the Lincoln Project holds a 5 percent net profits interest on production from such properties, which was granted by Meridian when it acquired the properties. The "net profits" generally will be equal to gross mineral revenues less an amount equal to 105 percent of numerous categories of costs and expenses. An additional 0.5 percent net smelter return royalty is held by a consultant to a lessee prior to Meridian's acquisition of the properties, which
0.5 percent interest covers the same four properties in the Lincoln Project.

        Through May 31, 1997, there has been an estimated $20,000,000 of spending in the Lincoln Project by Meridian, USECC Gold and their predecessors to acquire the Lincoln Project and for mine development, mining and processing bulk samples of mineralization, exploration, feasibility studies, permitting costs, holding costs, and related general and administrative costs. The amount of such expenditures during the 1997 fiscal year was approximately $572,700 ($637,300 in 1996). Certain of the expenditures have been expensed and the rest have been capitalized as assets.

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

        Using a cutoff grade of 0.25 ounces of gold per ton in place, PAH estimates the Lincoln Project contains 194,740 tons of proven and probable reserves grading 0.57 ounces of gold per ton. If operating economics indicate a lower cutoff grade is feasible, the tonnages for the stated reserves would be increased. Historical data (underground maps and production records) from historic (now closed) mines within the Lincoln Project boundaries indicate certain areas of those mines were not "mined out", such that additional mineralized resources may exist on the property.

        The geology within the Lincoln Project is typical of the historic Mother Lode region of California, with a steeply dipping to vertical sequence of metavolcanic and metasedimentary rocks hosting the gold- bearing veins.
Depending on location along the strike length on the vein systems, the gold-bearing veins are slate, metavolcanic greenstone, or an interbedded unit of slates and volcanics. The Lincoln Project covers over 11,000 feet of strike length along the Mother Lode vein systems.

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

Proposed Mine Plan

        General. SGMC is evaluating different mine plans for properties within the Lincoln Project. The mine plan summarized below is allowed by the CUP. Different plans will require an amendment to the CUP, which may add several months to the time required to obtain final approvals to commence operations on the properties affected. It should be noted that the mine workings actually developed may vary substantially from the plan adopted, depending on the different conditions and grades of mineralization that are encountered.

        SGMC proposes to mine the Lincoln and Comet Zones initially by access through the existing Stringbean Alley decline. Production will be by overhand cut-and-fill and open sub-level stoping techniques. Screened tailings from the mill's flotation circuit (support fill) will be used to back fill the stopes, which will stabilize the hanging and foot wall vein rocks, and greatly reduce the volume of processed ore going into the Surface Fill Unit.

        Mining (ore extraction) is anticipated to start by mid-1998, at a rate increasing up to 500 tons per day ("tpd") during the first six months of mining operations. Ore initially will be taken to surface with ore trucks through the existing Stringbean Alley decline. A new underground level is planned to be driven at 1,000 feet above sea level, (approximately 120 feet below surface) during the next six months. Mining will coincide with development of additional stopes and may allow an increase in mine production up to 1,00 tpd in approximately the third year of operation. After the first 18 months of operations, which is a condition in the Conditional Use Permit, it is anticipated that the Lincoln decline connecting the Stringbean Alley decline and the surface of the approved mill site will have been completed, running underground from near underneath the location of the mill site to the mine's 1,000-foot level. The Lincoln decline would run for 1,850 feet at an inclination of minus 19% (cross section 12 feet by 12 feet), and will be used for access of personnel and supplies to the underground workings as well as for ore haulage up the decline by conveyor thus eliminating ore haulage on the surface from the portal of the mine to the mill.

        SGMC has applied to amend the CUP to relocate the mill to eliminate the need to drive the Lincoln decline and to minimize haulage to the mill and other operating costs. It is anticipated that the land acquisition costs for such relocation would be significantly less than the added capital costs and operating costs to drive and operate the Lincoln decline. However, such application has not yet been approved.

        Pre-Production Development. Current access to the mine is through the Stringbean Alley decline, the portal of which is 1,183 feet above sea level leading to the bottom of the decline at 835 feet above sea level. This decline was driven to access the Lincoln and Comet Zones, both of which were originally core drilled from the surface, with the Comet Zone thereafter core drilled from underground. Raises have been started in the "M" vein of the Comet Zone section on 200-foot centers to establish stoping areas to access ore. The raises will provide access, ventilation, fill access and escape ways for initial stopes.

Further crosscuts will be driven for more stopes as the Stringbean Alley decline is extended and levels driven out horizontally.

        Underground mine water seepage into the Stringbean Alley decline is approximately 5 to 15 gallons per minute, depending on the season. Accumulated water in the decline is now being pumped through a treatment plant located underground in the Stringbean Alley decline. The plant removes arsenic and other naturally occurring minerals, and the treated water is discharged by spray evaporation at the surface. This plant will continue treating mine seepage water as the mine goes into production. The treated water not used underground in operations will be pumped to the surface for mill operations as needed.

        Production. All veins will be drifted on the first floor above the crosscuts, which will serve as the bottom floor of the stopes. Raises will be driven to the level above for ventilation and access for fill. Initially, in the Comet Zone, these raises will be driven on 200-foot centers and, assuming continuity of ore, will be two steps, one on either side of the raise. Ore will be mined out of stopes with the overhand cut and fill open sub-level stoping methods, with each layer of stope filled back in with mill tailings which have been recycled from the surface mill facility. Broken ore will be loaded onto 15-ton underground trucks and hauled over to the underground crushing station, then either transported to the surface via truck up the Stringbean Alley decline or, if the Lincoln decline is driven, via the ore conveyor belt.

        Concurrently with production mining, SGMC intends to maintain an aggressive underground development program to delineate (on an on-going basis) two to three years of developed ore in sight.

Mill Plan

        General. The proposed mill process essentially involves three stages: first, wet grinding of the ore into fine particles in a semi-autogenous grinder ("SAG") mill, with the resulting finely-milled ore run through a gravity process to remove free particles of gold through gravity; second, ore containing gold which was not captured in the first gravity process will be fed to a ball mill for more grinding. The resulting finely-ground material is run through a second gravity recovery circuit into flotation cells for mixing with non-toxic chemicals and water to further remove gold from the ore (referred to as the flotation stage); and third, processing the flotation concentrate with dilute sodium cyanide to chemically remove most of the remaining gold. The mill is designed to produce three gold-bearing products: free gold; a high-grade gravity concentrate, and a Merrill-Crowe precipitate. All three will be smelted to a dore' bullion for shipment to a precious metal refinery. SGMC is also considering selling the flotation concentrate rather than installing a Merrill-Crowe circuit to precipitate gold. An economic analysis of this alternative is being completed by SGMC.

        In fiscal 1992, SGMC's predecessors mined 8,000 tons of material, including waste rock and low grade mineralization, out of drifts and raises off the Stringbean Alley decline, which were processed through a nearby mell in a bulk sampling program to test mining techniques and mill recoveries. Milling results indicated at least 94% of the gold in the ore should be recoverable with a combination of gravity, flotation and cyanidation milling circuits. Approximately 1,400 ounces of gold were recovered in this program. PAH believes the mill recovery rate should be between 93% and 95% using the proposed gravity, flotation and cyanidation milling circuits. In its prefeasibility study, PAH used a 90% mill recovery rate because in its study, the mill was designed to recover gold in only a single stage gravity circuit. Since the PAH prefeasibility study, Lookewood Greene Engineers, Inc. of Dallas, Texas has designed a new mill circuit to recover 95% of the gold.

        The central mill building (exclusive of attached lab and other support facilities) will cover up to approximately 20,000 square feet. If warranted, mill capacity may be increased beyond 500 tpd in the second year of operations, since the CUP allows for up to 1,000 tpd mining and milling operations.

        Possible Alternative Mill and Waste Management Sites. SGMC presently is evaluating a possible relocation of the waste management unit (or Surface Fill
Unit) site and the mill site. Although this relocation would require the purchase of additional properties, and an amendment to the CUP, management of SGMC believes the cost will be more than offset and would be recovered in approximately five years by dropping the land surface leases for which the waste management sit is currently approved. Net capital savings could be significant if the new approach is adopted. The proposed new mill site also is anticipated to significantly reduce operating costs through reductions in hauling distance; elimination of the need for constructing the Lincoln decline; and the need to build large dams, and the hauling costs of importing clay for pond liners.

Molybdenum

        As holders of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE and Crested are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent (one-half to each). AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties.

        Advance royalties are paid in equal quarterly installments, until: (i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to the USE and Crested. USE did not receive any advance royalties during fiscal 1996 because of an arrangement with Cyprus Amax described below. During fiscal 1995, USE recognized $85,500 of advance royalty revenue under this arrangement. These royalties are shown in the Consolidated Statements of Operations as a component of gains from restructuring mineral properties agreements. See Note F to the USE Consolidated Financial Statements. The advance royalty payments reduce the operating royalties (six percent of gross production proceeds) which would otherwise be due from Cyprus Amax from production. There is no obligation to repay the advance royalties if the property is not placed in production.

        The Agreement with AMAX also provides that USE and Crested are to receive $2,000,000 (one-half to each), at such time as the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE and Crested would receive 15 percent of the first $25,000,000 received by AMAX. USE and Crested have asserted that the acquisition of AMAX by Cyprus Minerals Company was a sale of AMAX's interest in the properties which would entitle USE and Crested to such payment. Cyprus Amax has rejected such assertion and USE and Crested are considering their remedies.

        Subsequent to May 31, 1994, USE and Crested reached agreement with Cyprus Amax to forego six quarters of advance royalties (starting fourth quarter calendar 1994) as payment for the option exercise price for certain real estate in Gunnison, Colorado owned by Cyprus Amax and the subject of a purchase option held by USE and Crested. The option exercise price is valued at $266,250. USE and Crested exercised their option in August 1994 and subsequently sold that property for $970,300 in cash and notes receivable. The advance royalties resumed in the second quarter of calendar 1996, however, the payment was not received until June 1996, being the first quarter of fiscal 1997. In fiscal 1997, $207,300 was received by USECC from advance royalty payments.

Molybdenum Market Information

        Molybdenum is a metallic element with applications in both metallurgy and chemistry. Principal consumers include the steel industry, which uses molybdenum alloying agents to enhance strength and other characteristics of its products, and the chemical, super-alloy and electronics industries, which purchase molybdenum in upgraded product forms.

        The molybdenum market is cyclical with prices influenced by production costs and the rate of production of foreign and domestic primary and by-product producers, world-wide economic conditions particularly in the steel industry, the U.S. dollar exchange rate, and other factors such as the rate of consumption of molybdenum in end-use products. When molybdenum prices rose dramatically in the late 1970s, for example, steel alloys were modified to reduce reliance on molybdenum. AMAX and Cyprus Minerals Company were the two major primary producers of molybdenum in the United States until November 1993, when AMAX was acquired by Cyprus.

        Worldwide demand for molybdic oxide in calendar 1996 was reported at approximately 230,000,000 pounds, its highest level ever. Production for that period was about 225,000,000 pounds. There is however, excess capacity from the primary molybdenum mines which are currently not producing. In addition, by-product molybdenum (primarily from Chilean copper mining companies) has a major impact on available supplies. It is unlikely that any major new primary deposits will be developed during fiscal 1998.

        Molybdenum prices on the open spot market increased substantially, from $3.35 per pound of technical grade molybdic oxide (the principal product) in September 1994, to $15.50 - $17.50 per pound in February 1995. However, by May 31, 1996, prices declined to $3.00 - $3.35 per pound but are in the $4.00 to $4.40 per pound range in September 1997.

Parador Mining (Nevada)

        USE and Crested are sublessees and assignees from Parador Mining Co., Inc. ("Parador"), on certain rights under two patented mining claims located in the Bullfrog Mining District of Nye County, Nevada. The claims are immediately adjacent to and part of a gold mine operated by Bond Gold Bullfrog, Inc. ("BGBI"), a non-affiliated third party (now known as Barrick Bullfrog, Inc.). USE and Crested have also been assigned certain extralateral rights associated with the claims and certain royalty rights relating to a prior lease on those properties. The lease to USE and Crested is for a ten year primary term, is subject to a prior lease to BGBI on the properties, and allows USE and Crested to explore for, develop and mine minerals from the claims. If USE and Crested conduct activities on the claims, they are entitled to recover costs out of revenues from extracted minerals. After recovering any such costs, USE and Crested will pay Parador a production royalty of 50 percent of the net value of production sold from the claims.

        USE, Crested and Parador informed BGBI that payments are owed to them pursuant to extralateral rights on the claims. BGBI in turn initiated legal proceedings to establish the rights of the various parties in the claims. Thereafter, Parador notified BGBI that BGBI had defaulted in its lease and that Parador had terminated the lease. BGBI denies that it has defaulted. A trial on the bifurcated issue of extralateral rights only to the court in December 1995 resulted in a decision that Parador had failed to meet its burden of proof to establish that its claims are entitled to assert extralateral rights and that Parador, USE and Crested have no right, title or interest in the adjacent BGBI claims. Parador, USE and Crested filed an appeal of this ruling as erroneous as a matter of law but the appellate court dismissed the appeal as being premature. The remaining issues have not been considered or set for trial. See
Item 3, "Legal Proceedings - BBGI Litigation".

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

        Energx, Ltd. Fort Peck Gas Project. Energx, Ltd., a Wyoming corporation owned 45% by USE, 45% by Crested, and 10% by the Assiniboine and Sioux Tribes, signed in October 1993 an "Agreement Between The Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation and Energx, Ltd. to Explore, Develop and Produce Shallow Gas." This Agreement has been approved by the Secretary of the Interior and the United States Bureau of Indian Affairs. In the fourth quarter of calendar 1995 Energx drilled and tested three exploratory wells, in conjunction with NuGas Resources U.S. Inc. ("NuGas"). These three were all dry holes, having been drilled under a farmout agreement with Placid (see below); these three wells counted against the eight well commitment under this Agreement (see below). Energx (and NuGas) drilled five more exploratory wells during the fall of 1996. All five of these wells were dry holes. All eight dry holes were funded by NuGas in accordance with the provisions of the Agreement. Due to the fact that all eight holes were dry, NuGas has no further obligations to drill under the Agreement. Since the fall of 1996 there has been no other exploration or drilling activities performed by Energx or NuGas under this Agreement. Reclamation of the dry hole bores began in 1997. Energx may terminate or farmout the Fort Peck Gas Project if further exploration work does not appear to be warranted.

        NuGas Resources (U.S.) Inc. Agreement. By the Joint Venture Agreement ("JVA") with Energx dated July 18, 1994, NuGas was obligated to Energx to drill and complete (or abandon) at NuGas' sole expense, eight exploratory shallow gas wells on the Fort Peck Reservation by July 1, 1996, which was extended to July 1, 1997, to earn a one-half interest in Energx' rights under the Fort Peck Shallow Gas Agreement.

        NuGas contributed $100,000 to pay for costs of acquiring leases and easements on non-Tribal lands contiguous to Tribal lands, to assemble adequate sized drilling units for the first eight exploratory wells. In fiscal 1995 Energx received $200,000 under the JVA as a prospect generation fee. Energx is operator of record, while NuGas is field operator.

        NuGas is a subsidiary of a Toronto Stock Exchange company with substantial experience in shallow gas exploration and production, principally in the northern plains states and Canada.

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

        Wind River Basin, Wyoming - Monument Butte Prospect. During the 1996 fiscal year, Energx terminated BLM leases covering approximately 13,000 acres in Fremont County, WY, which were believed to be prospective of shallow coalbed methane and conventional stratigraphic natural gas and oil deposits. Energx wrote off $328,700, the cost of acquiring and holding these leases in fiscal 1996.

        Funding Energx: Energx operations to date have been funded with USECC equity investments and advances, and transaction revenue (the NuGas prospect generation fee). Energx expects to fund future operations by private financing and industry participation. However, equity financing as well as industry participation of natural and coalbed methane gas projects may be difficult to obtain. Accordingly, in fiscal 1998 Energx will continue to monitor its Fort Peck positions to evaluate whether to continue to seek to find gas on the tribal lands.

                              COMMERCIAL OPERATIONS

Real Estate and Other Commercial Operations

        Registrant owns varying interests, alone and with USE, in affiliated companies engaged in real estate, transportation, and commercial businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. (through Plateau). Activities of these subsidiaries in these business sectors include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah. Until it was sold in April 1996, USECC also owned and managed a mobile home park in Riverton, Wyoming. See Part III, Item 12, "Certain Relationships and Related Transactions Transactions with Arrowstar Investments, Inc.". WEA owns and operates an aircraft fixed base operation with fuel sales, flight instruction and aircraft maintenance in Riverton, Wyoming.

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

        USECC owns various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming. Nearly 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. The townsite may be utilized for worker housing as the Jackpot Mine and Sweetwater Mill are put into operation. In the interim USE and Crested sold 9 and 19 lots for an aggregate of $21,150 and $46,000 during fiscal 1997 and 1996, respectively.

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

        The first option (exercised in February, 1995) was for the 57 commercial and noncommercial zoned acres in the City of Gunnison, Colorado; the purchase price was $970,300. Pangolin paid $345,000 cash and $625,300 in three year nonrecourse promissory notes, of which $137,900 was paid during fiscal 1995 and $35,600 was paid during fiscal 1996. The remaining note carried interest at 7.5% per annum.

        The second option covered 472.5 acres of ranch land owned by Crested northwest of the City of Gunnison, Colorado (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $46,090 in cash and $776,370 by two nonrecourse promissory notes (each with principal and unpaid interest due on the third anniversary of closing except for $35,000 on the first anniversary). The Registrant did not receive the $35,000 as scheduled. At closing, 22.19 acres were deeded to Pangolin; different parcels of the remaining acreage secured the notes, and were to be released for principal payments in the course of development. The sale was accounted for as an installment sale and thus the gain on sale was deferred, to be recorded as the notes are paid.

        Both notes ($145,500 and $630,870) required annual payments of accrued interest: the larger note accrued interest at 7.5 percent; the initial interest rate on the smaller note was 7.5 percent through August 28, 1995 and 12 percent thereafter (with a $35,000 principal payment on the first anniversary).

        In fiscal 1997, USE and Crested agreed with Pangolin, and entities affiliated with Pangolin, to restructure the remaining obligations of Pangolin and entities affiliated with Pangolin, with respect to the land parcels in and near Gunnison, Colorado (which had been covered by the original two purchase options). Under the restructuring, Contour Development Company LLC (a Colorado limited liability company, hereafter "Contour") gave USE and Crested two recourse, secured promissory notes: the first note is for $454,894 of principal, due January 26, 1998, the second note is for $872,508 of principal. The notes are secured by Contour's 73% interest in Tenderfoot Properties LLC ( a Colorado limited liability company affiliated with Contour, hereafter "Tenderfoot"). USE and Crested conveyed a key lot in the Gunnison parcel to Tenderfoot, upon which Contour and Tenderfoot were to construct an apartment building with HUD construction loan financing to be obtained by Contour and Tenderfoot. USE and Crested had intended the restructuring to result in a faster recovery by USE and Crested of their investments in the land, than would have been realized under the terms of the original Pangolin obligations.

        Although the initial payments on the two new notes were paid when due in January 1997, thereafter, on May 30, 1997, Contour defaulted in making a payment to Crested of $164,439 (principal of $128,138 plus accrued interest of $36,301 at 8.39% per year from December 1, 1996). As of the filing date of this Annual Report on Form 10-K, USE and Crested are re-evaluating all of the circumstances of the negotiations which led to the restructuring in late calendar 1996, including representations made to USE and Crested by affiliates of Pangolin and Contour regarding the value of the Tenderfoot interests owned by Contour which secure the new notes, Contour's intentions of paying the new notes when due according to their terms, and other matters. As of the date of this Report, USE and Crested have not determined what types of legal remedies will be pursued to enforce their rights and recover the value of their investments in the land and the original transaction with Pangolin.

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

        The Company's management believes it is currently in compliance in all material respects with existing environmental regulations. To the extent that production by SMP, GMMV or SGMC is delayed, interrupted or discontinued due to need to satisfy existing or new provisions which relate to environmental protection, future USE earnings could be adversely affected.

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

                                    EMPLOYEES

        Crested has no full-time employees. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE accordingly. USE had 110 full-time employees as of September 5, 1997.
Payroll expense has been shared by USE and Crested since 1981.

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

ITEM 3. Legal Proceedings

Sheep Mountain Partners Arbitration/Litigation

        Arbitration. On June 26, 1991, CRIC submitted certain disputed matters concerning SMP to arbitration before the American Arbitration Association in Denver, Colorado, to which USE and Crested filed a responsive pleading and counterclaims alleging violations of contracts and duties by CRIC related to SMP. CRIC asserted that USE and Crested, d/b/a/ USECC, were in default under the SMP partnership agreement ("SMP Agreement"). Prior to initiation of arbitration proceedings, USE and Crested had notified CRIC it was in default under the SMP Agreement. The issues raised in the arbitration proceedings were generally incorporated in the Federal proceedings (see below), wherein the U.S. District Court of Colorado stayed further proceedings in arbitration. See also "Stipulated Arbitration", below.

        Federal Proceedings. On July 3, 1991, USE and Crested ("plaintiffs") filed Civil Action No. 91- B-1153 in the United States District Court for the District of Colorado against CRIC, Nukem and various affiliates of CRIC and Nukem (together, the "defendants"), alleging that CRIC and Nukem misrepresented material facts to and concealed material information from the plaintiffs to induce their entry into SMP Agreement and various related agreements. Plaintiffs also claimed CRIC and Nukem have wrongfully pursued a plan to obtain ownership of the USE-Crested interests in SMP through various means, including overcharging SMP for uranium "sold" to SMP by defendants. Plaintiffs further alleged that defendants refused to provide a complete accounting with respect to dealings in uranium with and on behalf of SMP, and that certain defendants misappropriated SMP property and engaged in other wrongful acts relating to the acquisition of uranium by SMP.

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

        The defendants filed various motions, including an application to stay judicial process and compel arbitration and to dismiss certain of plaintiff's claims. The defendants also filed an answer and counterclaims against plaintiffs, claiming plaintiffs breached the SMP Agreement and misappropriated a partnership opportunity by providing certain information about SMP to Kennecott and entering into the GMMV with Kennecott involving the Green Mountain uranium properties. The defendants also claim that plaintiffs wrongfully sold an interest in SMP to Kennecott through the GMMV without CRIC's consent and without providing CRIC a right of first refusal to purchase such interests; that USE breached the uranium marketing agreement between CRIC and SMP, which had been assigned by CRIC to Nukem, by agreeing with Kennecott in the GMMV that Kennecott could market all the uranium from Green Mountain, thereby depriving Nukem of commissions to be earned under such marketing agreement; that Registrant and Crested interfered with certain SMP supply contracts, costing CRIC legal fees and costs; that CRIC and Nukem are entitled to be indemnified for purchases of uranium made on behalf of SMP; that USE and Crested failed to perform their obligations under an Operating Agreement with SMP in a proper manner, resulting in additional costs to SMP; that Registrant and Crested overcharged SMP for certain services under the SMP Partnership Agreement and refused to allow SMP to pay certain marketing fees to Nukem under the Uranium Marketing Agreement; that USE and Crested breached the SMP Partnership Agreement by failing to maintain a toll milling agreement with Pathfinder Mines Corporation, thereby rendering SMP's uranium resources worthless; and that USE and Crested have engaged in vexatious litigation against CRIC and Nukem. Defendants also requested damages (including punitive, exemplary and treble damages under RICO, interest costs and attorney fees).

        Stipulated Arbitration. In fiscal 1994, the plaintiffs and defendants agreed to proceed with exclusive, binding arbitration before a panel of three arbitrators (the "Panel") with respect to any and all post-December 21, 1988 disputes, claims and controversies (including those brought in the 1991 arbitration proceedings, the U.S. District Court proceeding and the Colorado State Court proceeding described below), that any party may assert against the other. All pre-December 21, 1988 claims, disputes and controversies pending before the U.S. District Court have been stayed by stipulation between the parties, until the Panel enters an order and award in the arbitration proceeding.

        In connection with agreeing to proceed to arbitration as stated above, USE and Crested affirmed the Sheep Mountain Partners partnership, and proceeded on common law damages and other claims in the arbitration. Approximately $18,000,000 cash, comprising part of the damages claimed by plaintiffs, was placed in escrow by agreement of the parties pending resolution of the disputes.

        The arbitration evidentiary proceedings were completed on May 31, 1995, following which the parties filed with the arbitrators proposed findings of fact and conclusions of law and proposed order, award, briefs of law and responses to the other party's submittals. NUKEM and CRIC sought damages against USECC in the amount of $47,122,535. For its claims, USECC sought damages of approximately $258,000,000 from Nukem and CRIC, which amount USECC requested be trebled under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and similar state law provisions.

        On April 18, 1996, the Arbitration Panel entered an Order and Award (the "Order"). The Panel found generally in favor of USE and Crested on certain claims made by USE and Crested (including the claims for reimbursement of standby maintenance expense and other expenses on the SMP mines), and in favor of Nukem/CRIC and against USE and Crested on certain other claims.

        USE and Crested were awarded monetary damages of approximately $7,800,000 with interest, which amount is after deduction of monetary damages which the Panel awarded in favor of Nukem/CRIC and against USE and Crested. An additional amount of approximately $4,800,000 was awarded by the Panel to USE and Crested, to be paid out of cash funds held in SMP bank accounts, which accounts have been accruing operating funds from SMP since the arbitration/litigation proceedings were commenced.

        The Panel ordered that one utility supply contract for 980,000 pounds of uranium oxide held by Nukem/CRIC belonged to SMP, and ordered such contract assigned to SMP. The contract expires in 2000.

        The fraud and RICO claims of USE and Crested against Nukem and CRIC were dismissed.

        The timing and assurance of payment by Nukem/CRIC to USE and Crested of the $7,800,000 monetary damages with interest is presently uncertain. On April 30, 1996 Nukem/CRIC filed with the Panel two motions (the "Nukem Motions") requesting correction of the Order, claiming to have discovered errors and inconsistencies in two of the 36 claims addressed in the Order that they allege improperly increased the damages awarded to USE and Crested by an aggregate amount exceeding $16,000,000.

        On May 15, 1996, USE and Crested filed the Order (under seal with respect to certain portions containing commercially sensitive information) with the United States District Court for the District of Colorado (the "Court") and a petition for confirmation of the Order. At a hearing on May 24, 1996 the Court remanded the Order to the Panel for limited review of the Nukem Motions, without taking further evidence. The petition for confirmation of the Order and motions filed by USE and Crested for dissolution of SMP, for the appointment of a receiver to oversee the obligations of SMP to make delivery of uranium concentrates to utilities and supervise the formal dissolution of SMP, and for an order directing distribution of the escrowed proceeds, were stayed by the Court pending a ruling by the Panel on the Nukem Motions.

        USE and Crested filed their opposition to the Nukem Motions with the Panel on June 14, 1996. On July 3, 1996, the Panel entered an Order in response to the Nukem motions and reaffirmed its April
18, 1996 Order and Award.

        After a series of motions by the parties, the District Court entered orders and a judgment on November 5, 1996 confirming the Panel's Order and Award. In November 1996, USECC received the additional $4,367,000 awarded by the Arbitration Panel out of SMP escrowed funds and its bank account per the Court's November 5, 1996 Judgment. Thereafter, Nukem filed a motion to modify and/or vacate portions of the Judgment and USECC filed a motion to modify one paragraph of the Judgment deducting $265,213 from the amounts Nukem and CRIC claimed to have advanced to purchase uranium for SMP. In December 1996, Nukem and CRIC filed a notice with the 10th Circuit Court of Appeals ("CCA") appealing the Court's November 5, 1996 Judgment. However, the 10th CCA held that appeal in abeyance pending the issuance of the U. S. District Court's final judgment.

        Following the hearing on USECC's motion to correct the Court's November 5, 1996 Order and Judgment and motions to enter a final judgment, on March 7, 1997, Judge Lewis T. Babcock of the U. S. District Court of Colorado entered an "Order for Entry of Amended Judgment as Final," and an Amended Judgment as of March 7, 1997. The Amended Judgment further confirmed the Order and Award of the Panel but did not include equitable portion of the Award in favor of SMP.

        In the March 7, 1997 Amended Judgment, which included rulings on some 12 monetary claims of the parties, Judge Babcock ordered Nukem to pay USECC a net of approximately $8,465,000 as monetary damages. The Amended Judgment did not contain the equitable relief granted in the Panel's Order and Award, so USE and Crested filed another motion with the U.S. District Court to correct clerical omissions. Nukem/CRIC opposed the motion but on June 30, 1997, the Court entered its Second Amended Judgment ordering Nukem to assign the PSE&G contract to SMP and impressing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom. The District court also stayed USECC's right to execute on the judgment against Nukem/CRIC when Nukem/CRIC posted a supersedeas bond in the amount of $8,613,600. Thereafter, Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion so Nukem and CRIC now have until September 12, 1997 to file a notice of appeal with the Tenth Circuit Court of Appeals of the June 30, 1997 Second Amended Judgment.

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

        On July 17, 1997, USECC filed a lien on Nukem/CRIC's interest in the mining claims subject of the SMP partnership for $523,553 being the standby costs from March 31, 1996 to June 1, 1997 and $35,620 per month thereafter. These are the amounts of Nukem/CRIC's share of the monies SMP owes USECC for the expenses of care and maintenance of SMP's properties in Wyoming. USECC have six months within which to foreclose the lien through a civil lawsuit.

BGBI Litigation

        USE and Crested are defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extralateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador, which is subject to the lease to BGBI's predecessor.

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

        A partial or bifurcated trial to the court of the extralateral rights issues was held on December 11 and 12, 1995. The purpose of the hearing was to determine whether the Bullfrog orebody is a "vein, lode or ledge" as described in the General Mining Law and, if so, whether the facts of the case warrant the application of the doctrine of extralateral rights as set forth in such statute. Although the Court sat as both the finder of fact and law with respect to such issues, the Court concluded that the questions are ultimately one of law which must be decided based on the testimony and exhibits introduced at the trial concerning the description of the orebody. USE, Crested and Parador presented five experts in the field of geology, including the person who was responsible for the discovery of the gold deposit at the mine. All five experts opined that the deposit was a lode and it apexed on a portion of Parador's two mining claims. The defendant H.B. Layne Contractor, Inc. ("Layne") presented a single witness who testified that there was no apex within the Parador claims. The Court nevertheless found that Parador had failed to meet its burden of proof and therefore Parador, USE and Crested have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The Court entered a partial judgment in favor of Layne and ordered that Parador pay Court costs to Layne. Parador, USE and Crested filed an appeal of the Court's ruling as erroneous as a matter of law and the Supreme Court of Nevada dismissed the appeal as premature. The partial trial did not address any of the issues pending in the litigation other than those required to decide the question of whether the doctrine of extralateral rights is applicable to this case. All other claims and counterclaims remain pending before the Court. The parties intend to seek permission of the trial court to again appeal and/or try the remaining issues in the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

Information Concerning Executive Officers Who Are Not Directors.

        The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of Crested who are not also directors.

        Robert Scott Lorimer, age 46, has been Controller and Chief Accounting Officer for USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, and their Treasurer since December 14, 1990. He serves at the will of the Boards of Directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K
Item 401(f) listed proceeding.


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

                                                      High        Low
                                                      ----        ---
           Fiscal year ended May 31, 1997
           ------------------------------
           Fourth quarter ended 5/31/97               $0.7187    $0.3437
           Third quarter ended 2/28/97                 0.9375     0.625
           Second quarter ended 11/30/96               1.4375     0.875
           First quarter ended 8/31/96                 1.50       0.191

           Fiscal year ended May 31, 1996
           ------------------------------
           Fourth quarter ended 5/31/96               $1.94      $1.07
           Third quarter ended 2/29/96                  .16       1.75
           Second quarter ended 11/30/95                .22        .19
           First quarter ended 8/31/95                  .38        .22

(b)     Holders.

        (b)(1) At September 3, 1997 there were 1,867 stockholders of record for Crested common stock.

        (b)(2)  Not applicable.

(c) Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested's present or future ability to pay cash dividends, however, Crested intends to retain any earnings in the near future for operations.

(d) During the year ended May 31, 1997, Crested recorded the issuance of 81,600 shares of Common Stock for issue to non-employee directors, as compensation for services. Such shares were issued in fact in fiscal 1998. In addition, 8,000 shares of Common Stock were issued to employees, as compensation for services. No underwriter was involved in the transactions. All shares were issued as restricted securities, in reliance on Sec. 4(2) exemption from registration under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                            May 31,
                             --------------------------------------------------------------------
                                 1997         1996           1995          1994          1993
                                 ----         ----           ----          ----          ----

Current assets               $1,049,500    $  596,200    $   512,600    $  282,800    $   432,500
Current liabilities           6,592,400     6,848,300      5,518,500       555,000      1,573,100
Working capital              (5,542,900)   (6,252,100)    (5,005,900)     (272,200)    (1,140,600)
Total assets                  6,285,700     8,132,500      8,097,800     8,092,900      7,398,200
Long-term obligations(1)        741,700       725,900        853,700     4,688,700      1,169,400
Shareholders' equity         (1,092,300)      521,900      1,690,800     2,849,200      4,527,900


        (1) Incudes  $725,900,  $725,900,  $725,900,  $847,800  and  $847,800 of
        accrued reclamation costs on uranium properties for fiscal 1997, 1996, 1995, 1994 and 1993, respectively.

                                                    For Years Ended May 31,
                             --------------------------------------------------------------------
                                 1997         1996           1995          1994          1993
                                 ----         ----           ----          ----          ----
Revenues                     $1,703,500    $2,509,200    $  1,160,200   $ 2,870,000   $ 3,164,600
Income (loss) before
   equity in loss of
   affiliates, provision
   for income taxes and
   extraordinary item          (862,400)     (811,000)    (1,031,100)   (1,297,600)        41,300
Equity in (loss) of
   affiliates                  (807,900)     (357,900)      (415,900)     (657,600)      (324,500)

Net income (loss)            (1,670,300)   (1,168,900)    (1,447,000)   (1,955,200)      (283,200)

Income per share before
   extraordinary item             $(.16)        $(.12)         $(.14)        $(.19)        $ (.03)
Extraordinary item                 --            --             --            --              --
Net income (loss)
   per share                      $(.16)        $(.12)         $(.14)        $(.19)        $ (.03)

Cash dividends per share             -0-           -0-            -0-           -0-            -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is Management's Discussion and Analysis of significant factors that have affected the Crested's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

        The Company has generated losses in the last three years, as a result of holding costs and permitting activities in the mineral segment and gas operations and from certain commercial operations. The Company is in the process of developing and/or holding investments in gold and uranium properties that are currently not generating any operating revenues, but for which the Company has high expectations. These properties require expenditures for permitting, development, care and maintenance, holding fees, corporate overhead and administrative expenses, etc. In addition, legal expenses associated with the litigation and arbitration surrounding the SMP Partnership and the inability of the Company to utilize funds that have been awarded to the Company and USE by the Arbitration Panel and confirmed by the Federal Court have compounded the Company's operating and cash flow situation. Nevertheless, the Company believes that it will meet its obligations in the coming year, as further discussed below.


Liquidity and Capital Resources at May 31, 1996

        Working Capital Components. Cash used in operating and financing activities was $703,200 and $496,700, respectively for the year ended May 31, 1997. Cash provided by investing activities during fiscal 1997 was $1,184,400. For the year, these activities resulted in a net decrease of $15,500 in cash. At May 31, 1997, the Company had a working capital deficit of $5,542,900 as compared to a working capital deficit of $6,252,100 at May 31, 1996.

        The change in working capital of $709,200 is as a result of increases in accounts receivable, inventory and other assets and a reductions of the line of credit and debt to affiliates of $460,300, $14,700, $88,000 and $436,900 respectively. These increases in working capital were offset by reductions in long-term receivables of $6,200 and increases in accounts payable of $256,600 and current portion of long-term debt of $12,400.

        Accounts receivable affiliates increased by $454,600 primarily as a result of increased amounts to due USECC from GMMV, $406,100 and SGMC of $56,000. These amounts were paid after May 31, 1997. At May 31, 1996, the Company owed $88,000 on the line of credit of $1,000,000 that the Company and USE have. During fiscal 1997, this amount was paid off and at May 31, 1997 a total of $1,000,000 remained available to the Company and USE on the line of credit.

        Cash used in financing resulted in a net decrease in debt to affiliates of $436,900 and the line of credit of $88,000. Increased long-term debt payable to non-affiliates of $28,200 is as a result of the Company financing various prepaid working capital items.

        Cash generated from investing activities were principally from proceeds of a distribution of SMP and a reduction in the Company's ownership of Sutter Gold Mining Company. In November 1996, the Company and USE received $4,300,000 from the SMP escrow accounts as partial satisfaction of the monetary damages awarded by the Arbitration Panel. These funds were applied first to the amounts due the Company and USE for standby costs. This reduced the Company's investment in SMP by $1,384,000. The balance was recorded as income of which Crested's portion was $501,900. The other major reduction in investments was as a result of the Company and USE accepting contingent warrants from Sutter Gold Mining Company. The acceptance of these contingent warrants reduced the investment in SGMC by $589,900 while at the same time $651,000 was recorded as an investment in a contingent warrant.

        Capital Requirements - General: The primary requirements for Crested's working capital during fiscal 1997 are expected to be the costs associated with development activities of Plateau (see "Capital Requirements - Plateau"), care and maintenance costs of SMP, payments of holding fees for mining claims, purchase of uranium for delivery to utility customers of SMP, overhead expenses of Energx and corporate general and administrative expenses, including costs associated with continuing litigation and arbitration.

        Capital Requirements - SGMC: SGMC's properties contain reserves of gold. Preliminary estimates are that a 500 ton per day ("tpd") mine/mill operation using a cyanide-flotation process, will require up to $15,000,000 to place the proposed mine and mill into full operation.

        During the first and second quarters of fiscal 1997 SGMC sold 424,000 shares of its common stock in a private placement. These shares were sold for $3.00 per share. SGMC received $1,106,600 in net proceeds after deducting commissions and offering costs.

        During the fourth quarter of fiscal 1997, as a result of a planned equity offering, the initial investors of SGMC agreed to a 1 for 2 reverse stock split, exclusive of the 424,000 private placement shares discussed above. In addition to the reduction of the shares owned by founders and insiders, the Company and USE agreed to have their holdings reduced from 870,469 common shares and 6,964,531 common shares to 172,258 common shares and 1,503,060 common shares, respectively.

        In consideration of this reduction in their common shares owned, the Company and USE accepted a Stock Purchase Warrant dated March 21, 1997 which provides the Company and USE the right to acquire for no additional consideration common shares of SGMC's $.001 par value common stock having an aggregate value of $10,000,000. The Stock Purchase Warrant is only exercisable to the extent proven and probable ore reserves, as defined in the Stock Purchase Warrant, in excess of 300,000 ounces are added to SGMC's reserves based on $25 per ounce of proven reserves added to SGMC's reserves between 300,000 and 700,000 ounces. The number of shares issuable are based on the greater of $4.07 per share for the fair market value of SGMC's common stock (as defined). The Stock Purchase Warrant has a term of ten years extending to March 21, 2007, and is exercisable partially or in total, semi-annually beginning on June 30, 1997. SGMC has the right to satisfy the exercise of all or any portion of the Stock Purchase Warrant with net cash flows, as defined, at $25 for each new ounce of proven and probable ore in excess of 300,000 ounces. The Stock Purchase Warrant benefits the Company and USE on a basis of 11.1% and 88.9%, respectively.

        It is anticipated that SGMC will sell an additional $10,000,000 in equity during fiscal 1998. There can be no assurance that the IPO will be successfully completed. If the offering is successful, no additional financing will be needed to place the SGMC properties into production. If SGMC is not successful in its offering of equity, other sources of capital will be required to complete the mine and mill design and construction.

        Capital Requirements - SMP: There are no current plans to mine the SMP Crooks Gap properties during fiscal 1998, however, Crested and USE will continue to preserve the ore bodies and develop concepts to reduce care and maintenance costs, including driving a decline to reduce pumping costs (which also would reduce future mining costs by reducing hoisting costs). Although funds are available in SMP's bank account of approximately $15,600,000 as of May 31, 1997, these funds are restricted and have not been made available to pay standby costs.

        Notwithstanding disputes between the SMP partners, Crested and USE have delivered an agreed-upon portion of the uranium concentrates required to fill contract delivery requirements on certain long-term U3O8 contracts since July 1, 1991. During 1997 all of the deliveries to fill the SMP contracts were made by Nukem. It is uncertain what protocol with Nukem will be in place for 1998 and thereafter. If the SMP partners are unable to agree on how to separately effect contract performance for the various SMP customers, resulting delivery delays and/or incomplete deliveries could adversely affect the contracts, and therefore Crested. Further, the Company and USE are awaiting Nukem's response to the Federal Courts confirmation of the Arbitration panel's Award. Nukem has until September 12, 1997 to file a notice of appeal with the Tenth Circuit Court of Appeals. No assurance can be given on the outcome of a potential appeal.

        Capital  Requirements  -  GMMV:  Operations  of GMMV  are not  requiring
Crested's capital resources. On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the Green Mountain Mining Venture ("GMMV") for $15,000,000 and other consideration. Kennecott paid USE and USECC a $4,000,000 bonus on signing, and committed to provide the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational.

        The $16,000,000 loan being provided by Kennecott to the GMMV was advanced to Kennecott by an affiliate, Kennecott Energy Company ("KEC") under a secured recourse Promissory Note (the "Note") bearing interest at 10.5% per annum starting April 1999 until paid in full. The Note is payable quarterly out of 20% of cash flow from the GMMV properties, but not more than 50% of the earnings for such quarter from the GMMV operations, before interest, income tax, depreciation and amortization; however, the Note is payable (i) in full on June 23, 2010 regardless of cash flow and earnings of the GMMV, or (ii) sooner (on December 31, 2005) if an economically viable uranium mine has not been placed into production by such date. The Note is secured by a first mortgage lien against Kennecott's 50% interest in the GMMV pursuant to a Mortgage, Security Agreement, Financing Statement and Assignment of Proceeds, Rents and Leases granted by Kennecott to KEC (the "Mortgage"). USE and USECC will assume the Note, and the assets of the GMMV will be subject to the Mortgage, at closing of the acquisition.

        Pursuant to the Acquisition Agreement, the Mineral Lease, and the Mill Contract, USECC is to develop the proposed Jackpot Mine and nearby Big Eagle Mine, and work with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work will be funded from the $16,000,000 loan being provided to the GMMV by Kennecott. Kennecott will be entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds advanced under the $16,000,000 loan to be provided by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement. It is anticipated that such credits will satisfy the balance of Kennecott's initial funding commitment to the GMMV.

        Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000; (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately

$25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 loan and the Mortgage) from and after the closing. Under very limited circumstances, the scheduled closing date may be postponed to another date not later than October 30, 1998.

        If the Acquisition Agreement is not closed by December 1, 1997, then USE and USECC (or an entity formed by them to acquire the GMMV interest owned by Kennecott) are to provide to Kennecott a commitment letter from a recognized national investment banking firm to complete an underwritten public offering of the securities of USE (or the entity formed to acquire Kennecott's interest), in amount sufficient to close the Acquisition Agreement transactions. Such amount is estimated by USE to be approximately $40,000,000 (for the $15,000,000 closing cash purchase price to Kennecott, plus $25,000,000 to assume or cause the replacement of reclamation bonds, guarantees, indemnification agreements and suretyship agreements related to the GMMV properties and the Sweetwater Mill. Alternatively, USE and USECC (or the acquiring entity) may provide evidence to Kennecott of a commitment letter from a bank or other institutional or industry entity to provide private or joint venture financing in such approximate amount. Failure to provide evidence of such financial commitment by December 1, 1997 will terminate the Acquisition Agreement, the Mineral Lease and the Mill Contract.

        Subject to providing evidence of adequate financial resources to close the Acquisition Agreement with funds from a public financing or otherwise, the $4,000,000 signing bonus paid by Kennecott is nonrefundable.

        If the Acquisition Agreement is not closed, USE and USECC, and Kennecott, shall continue to own their respective 50% interests in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the 50% interest in GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 advance will have benefitted all parties to the GMMV.

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

        Capital  Requirements  - Energx:  Another  requirement  of Crested's and
USE's working capital is the continued funding of Energx overhead expenses. Energx held several gas leases and participated in one gas venture (on the Fort Peck Indian reservation in Montana) with NuGas, a Canadian firm; the gas venture required NuGas to fund the drilling of the first eight wells. The eight gas wells were drilled and no economic production of gas was found. Energx does not currently have any plans for future exploration or development drilling.

        Capital Requirements - Yellow Stone Fuels Corp. ("YSFC"): In June 1996, the Company and USE assisted YSFC in organizing and funded certain administrative costs. The Company and USE each own 14% of YSFC. The president and vice president of YSFC are the son and son-in-law, respectively, of Company's Chairman. On May 15, 1997, the Company and USE signed a $400,000 convertible promissory note with YSFC which bears interest at 10% and is due December 1998. The debt is repayable at YSFC's option in cash or its common stock.

        Long-Term Debt and Other Obligations: Debt at May 31, 1997 was $6,035,800. Of the debt, $6,023,400 is due to USE as a result of advances that USE made on behalf of Crested in the various mining operations in which the companies participate jointly. It is not anticipated that USE will demand payment on any of this debt in fiscal 1998 unless funds are received from the arbitration proceedings. At May 31, 1997, Crested signed a promissory note in favor of USE in the amount of $6,023,407. The note bears interest at 6% and is due on October 1, 1999.

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

        Reclamation obligations of Plateau are covered by a $6,883,500 cash bond at May 31, 1997 to the U.S. Nuclear Regulatory Commission and a $1,622,800 cash deposit as of May 31, 1997 for the resolution of any environmental or nuclear claims.

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

        Capital Resources: The primary source of Crested capital resources for fiscal 1998 will be cash on hand, advances from USE, equity financing for affiliated companies, the resolution of the arbitration/litigation with Nukem and commercial debt. Additionally, Crested and USE will continue to offer for sale various non-core assets such as lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Fees from oil production (Ft. Peck Lustre Field, Montana), rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales, also will provide cash.

        Additional sources of capital will be needed to develop and build the mine and mill complex for the Lincoln Project, for which capital costs SGMC presently is seeking equity financing. There is no certainty as to the outcome of these efforts. Continued funding of such costs could cause Crested and USE to incur short term working capital deficiencies and increase the Company's working capital deficit.

        Funding of SMP care and maintenance costs may require additional capital, depending on the outcome of the SMP arbitration/litigation. Although management is of the opinion that the SMP arbitration/litigation will be resolved in favor of Crested and USE during fiscal 1998, which will result in funds being available to fund projects, this outcome is not assured. In any event, further delays in resolution of the arbitration are expected, and may exacerbate short term liquidity requirements.

        Crested believes available working capital excluding the debt to affiliates, operating revenues and anticipated financing will continue to be adequate to fund working capital requirements. However, Crested may require continued support from USE and additional sources of funding to continue the development of and investment in its various mineral ventures, as stated above.

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

        The tax years through May 31, 1991 are closed after audit by the IRS. Crested currently has filed a request for an appeal hearing on an IRS agent's findings for the years ended May 31, 1993 and 1994. Although the findings of the IRS audit for 1993 and 1994 will not cause any additional tax to become due to the Government, the findings of the audit could affect the tax net operating los of the Company. Management of Crested feels confident that they will prevail on the majority of the issues. No assurance of the outcome of the appeal can be given.

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

        Revenues for the twelve months ended May 31, 1997 totaled $1,703,500 as compared to revenues at May 31, 1996 of $2,509,200. This decrease in revenues of $805,700 is primarily as a result of no revenues being recognized from mineral sales in fiscal 1997 (decrease of $1,558,400). During the prior year Crested and USE had made certain deliveries of U3O8 for SMP. Other decreases in revenues were oil sales, $22,800; sales of assets, $147,800, and interest, $58,800. These decreases in revenues were offset by increased commercial sales, $79,300; advance royalties from Climax, $103,600; partial distribution of SMP funds, $501,900, and increased management fees and other revenues, $297,300.

        With the exception of mineral operations and bad debt expense, costs and expenses remained the same as they had been in 1996. Mineral operations declined by $1,364,600 primarily as a result of Crested and USE not delivering any U3O8 under the SMP contracts. Bad debt expense increased as a result of a provision for doubtful accounts of $570,800 which was taken as a result of a third party defaulting on a note payable on certain real estate that Crested sold in a prior year. Crested also wrote off an investment of $71,500 in a mining property that was abandoned. The increases in general and administrative expenses were reduced by overhead and direct charges to GMMV, SMP and SGMC.

        Equity losses recognized by Crested increased by $450,100. This increase was as a result of increases of the equity losses in SGMC, YSFC, and SMP. These increases in equity losses were offset by a reduction in equity losses in Energx. Additionally, there was no equity income recognized from USE in fiscal 1997 while there was equity income of $73,500 in fiscal 1996.

        Operations resulted in a net loss of $1,670,300 or $(.16) per share in 1997 as compared to a net loss of $1,168,900 or $(.12) in 1996.

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

                    Report of Independent Public Accountants


To Crested Corp.:

We have audited the accompanying consolidated balance sheets of CRESTED CORP. (a Colorado corporation), AND AFFILIATE as of May 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note G, the note payable to U.S. Energy is currently due on October 1, 1999. However, U.S. Energy may unilaterally accelerate the due date of this note given its majority control over the Company, even though management of U.S. Energy has no current intentions to do so. Crested's current projections indicate that there may not be sufficient cash flow from operations to fund that obligation when due and it continues to rely on advances from U.S. Energy to fund its current operating requirements. If Crested is unable to generate sufficient funds from operations or other sources, it may be required to sell certain assets in order to satisfy such obligations to U.S. Energy.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. and affiliate as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.




                                                   ARTHUR ANDERSEN LLP


Denver, Colorado,
August 15, 1997.

                           CRESTED CORP. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         May 31,
                                                            -----------------------------
                                                                1997              1996
                                                                ----              ----
CURRENT ASSETS:
     Cash and cash equivalents                              $    37,100       $   52,600
     Accounts receivable
        Trade, net of allowance for doubtful
           accounts of $3,200 and $7,000,
           respectively                                          63,900           58,200
        Affiliates                                              596,200          141,600
     Current portion of long-term receivables (Note C)
        Related parties                                         304,000          210,100
        Other                                                    --              100,100
     Inventory and other                                         48,300           33,600
                                                            -----------       ----------
        TOTAL CURRENT ASSETS                                  1,049,500          596,200

LONG-TERM RECEIVABLES (Note F):
     Related parties                                            292,100          --
     Real estate sales, net of valuation
        allowance of $882,900                                   182,500          689,200

INVESTMENTS IN AFFILIATES,
     (Notes B and E):                                         1,796,800        4,344,700

INVESTMENT IN CONTINGENT
     STOCK PURCHASE WARRANT                                     651,000          --

PROPERTIES AND EQUIPMENT (Notes B, C, D and F):
     Land and mobile home park                                  397,400          397,400
     Buildings and improvements                               2,243,200        2,185,100
     Aircraft and related equipment                           1,640,000        1,634,700
     Developed oil properties, full cost method                 886,800          886,800
     Undeveloped mining properties                               13,900           85,400
                                                            -----------       ----------
                                                              5,181,300        5,189,400
     Less accumulated depreciation,
        depletion and amortization                           (3,017,700)      (2,832,800)
                                                            -----------       ----------
                                                              2,163,600        2,356,600

OTHER ASSETS                                                    150,200          145,800
                                                            -----------       ----------
                                                            $ 6,285,700       $8,132,500
                                                            ===========       ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           CRESTED CORP. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         May 31,
                                                           ----------------------------
                                                               1997              1996
                                                               ----              ----

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                 $   556,600      $  300,000
     Line of credit (Note G)                                    --              88,000
     Current portion of long-term debt                          12,400         --
     Debt to affiliates (Note G)                             6,023,400       6,460,300
                                                           -----------       ---------
        TOTAL CURRENT LIABILITIES                            6,592,400       6,848,300


     LONG-TERM NOTE PAYABLE                                     15,800         --

ACCRUED RECLAMATION COSTS (Note K)                             725,900         725,900

COMMITMENTS AND CONTINGENCIES (Note K)

FORFEITABLE COMMON STOCK, $.001 par value;
     issued 65,000 and 57,000 shares, respectively,
     forfeitable until earned (Note J)                          43,900          36,400

SHAREHOLDERS' EQUITY (Notes B and J):
     Preferred stock, $.001 par value;
        authorized, 100,000 shares;
        none issued or outstanding                              --             --
     Common stock, $.001 par value;
        authorized, 20,000,000 shares;
        10,237,694 and 10,156,094 shares
        issued and outstanding, respectively                    10,200          10,100
     Additional paid-in capital                              6,375,400       6,319,400
     Accumulated deficit                                    (7,477,900)     (5,807,600)
                                                           -----------       ---------
        Total shareholders' equity                          (1,092,300)        521,900
                                                           -----------       ---------
                                                           $ 6,285,700     $ 8,132,500
                                                           ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                       CRESTED CORP. AND AFFILIATE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended May 31,
                                                          -----------------------------------------------
                                                              1997              1996              1995
                                                              ----              ----              ----
REVENUES:
     Mineral sales and option (Note E)                    $  --             $ 1,558,400       $    --
     Commercial operations                                    488,300           409,000           407,900
     Oil sales                                                 82,300           105,100            97,300
     Royalties from mineral properties
        agreements (Note F)                                   103,600            --                42,700
     Gain on sale of assets (Notes D and F)                    28,900           176,700           495,000
     Interest                                                  38,500            97,300            18,100
     Distribution from affiliate in excess
        of cost basis                                         501,900            --                --
     Management fees and other (Note C)                       460,000           162,700            99,200
                                                          -----------       -----------       -----------
                                                            1,703,500         2,509,200         1,160,200
                                                          -----------       -----------       -----------
COSTS AND EXPENSES:
     Mineral operations                                       421,500         1,786,100           827,200
     Abandoned mineral claims                                  71,500            --                --
     Provision for doubtful accounts                          570,800            --                --
     Commercial operations                                    873,500           806,900           828,200
     Oil production                                            48,400            36,300            39,000
     Interest                                                  30,900            48,700            59,100
     General and administrative                               549,300           642,200           437,800
                                                          -----------       -----------       -----------
                                                            2,565,900         3,320,200         2,191,300
                                                          -----------       -----------       -----------
LOSS  BEFORE EQUITY IN LOSS
     OF AFFILIATES AND INCOME TAXES                          (862,400)         (811,000)       (1,031,100)

EQUITY IN LOSS OF AFFILIATES (Note E)                        (807,900)         (357,900)         (415,900)
                                                          -----------       -----------       -----------
LOSS BEFORE INCOME TAXES                                   (1,670,300)       (1,168,900)       (1,447,000)

INCOME TAXES (Note H)                                         --                 --                --
                                                          -----------       -----------       -----------
NET LOSS                                                  $(1,670,300)      $(1,168,900)      $(1,447,000)
                                                          ===========       ===========       ===========

PER SHARE AMOUNTS:

NET LOSS PER SHARE                                        $      (.16)      $      (.12)      $      (.14)
                                                          ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                        10,266,109        10,156,094        10,156,094
                                                          ===========        ==========        ==========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP. AND AFFILIATE

                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (As Restated (Notes B and J))


                                                                     Additional                                    Total
                                        Common Stock                   Paid-In             Accumulated         Shareholders'
                                   Shares           Amount             Capital               Deficit              Equity
                                   ------           ------             -------               -------              ------

Balance, May 31, 1994             10,156,094       $  10,100        $   6,319,400         $ (3,191,700)       $  3,137,800

Net loss                            --                --                 --                 (1,447,000)         (1,447,000)
                                  ----------       ---------        -------------         ------------        ------------
Balance, May 31, 1995             10,156,094          10,100            6,319,400           (4,638,700)          1,690,800

Net loss                            --                --                 --                 (1,168,900)         (1,168,900)
                                  ----------       ---------        -------------         ------------        ------------
Balance, May 31, 1996             10,156,094          10,100            6,319,400           (5,807,600)            521,900

Issuance of stock to
   outside directors                  81,600             100               56,000            --                     56,100

Net loss                            --                --                 --                 (1,670,300)         (1,670,300)
                                  ----------       ---------        -------------         ------------        ------------
Balance, May 31, 1997             10,237,694       $  10,200        $   6,375,400         $ (7,477,900)       $ (1,092,300)
                                  ==========       =========        =============         ============        ============


Shareholders' Equity at May 31, 1997 does not include 65,000 shares currently issued but forfeitable if certain conditions are not met by the recipients.
However, both the "Outstanding Shares at September 11, 1997" on the cover page and the "Weighted Average Shares Outstanding" on the consolidated Statement of Operations include the forfeitable shares.

                                        CRESTED CORP. AND AFFILIATE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended May 31,
                                                          --------------------------------------------
                                                             1997             1996             1995
                                                             ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $(1,670,300)    $(1,168,900)     $(1,447,000)
     Adjustments to reconcile net loss to net
        cash used in  operating activities:
           Depreciation, depletion, and amortization          183,600         252,400          259,100
           Equity in loss of affiliates                       807,900         357,900          415,900
           Provision for doubtful accounts                    574,600          --                --
           Non-cash compensation                               76,300           1,600          135,200
           Gain on sale of assets                             (28,900)       (176,700)        (495,000)
           Distribution from affiliate in
             excess of cost basis                            (501,900)         --                --
           Loss on sale of investments                         --              --                8,700
           Abandonment of mineral claims                       71,500          --                --
           Net changes in:
             Accounts and notes receivable                   (457,900)        (34,500)         (31,300)
             Inventory and other assets                       (14,700)         21,700           (8,800)
             Accounts payable and accrued expenses            256,600        (629,100)       1,024,200
                                                          -----------     -----------      -----------
NET CASH USED BY OPERATING ACTIVITIES                        (703,200)     (1,375,600)        (139,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Reversal of deferred gain on sale of assets               --            (127,800)           --
     Proceeds from sales of marketable equity securities       --              --               23,400
     Change in investments, other                              --              --               (1,500)
     Decrease (increase) in long-term receivables           (668,400)         (73,900)           3,800
     Development of mining claims                              --              --               (1,700)
     Proceeds from sale of property and equipment             30,000          437,100          190,900
     Purchases of property and equipment                     (64,500)        (127,100)         (16,100)
     Proceeds from (investments in) affiliates             1,891,400         (575,400)        (600,800)
     Increase in other assets                                 (4,100)         (88,000)           --
                                                          -----------     -----------      -----------
NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                                 1,184,400         (555,100)        (402,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from third party debt                            --              77,600           68,900
     (Payments) proceeds on/from line of credit, net         (88,000)        (392,000)         480,000
     Increase in long-term debt                               28,200        2,343,900            --
     Proceeds from non-affiliated debt                         --              --               75,100
     Payments on long-term debt to affiliates               (436,900)         (70,600)        (160,900)
                                                          -----------     -----------      -----------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                   (496,700)       1,958,900          463,100


(continued)


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                        CRESTED CORP. AND AFFILIATE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (continued)

                                                                         Year Ended May 31,
                                                           --------------------------------------------
                                                               1997             1996            1995
                                                               ----             ----            ----
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                    (15,500)         28,200           (77,900)

CASH AND CASH EQUIVALENTS, Beginning of year                  52,600          24,400           102,300
                                                           ---------      ----------       -----------
CASH AND CASH EQUIVALENTS, End of year                     $  37,100      $   52,600       $    24,400
                                                           =========      ==========       ===========

SUPPLEMENTAL DISCLOSURES:

     Interest paid                                         $  30,900      $   116,300      $    49,700
                                                           =========      ===========      ===========

     Income taxes paid                                     $   --         $    --          $   --
                                                           =========      ===========      ===========
     Noncash investing and financing activities:

        Issuance of common stock to officers
           and directors for services rendered             $  63,600      $     1,600      $     1,200
                                                           =========      ===========      ===========
        Note receivable on sale of property                $   --         $    --          $ 1,125,100
                                                           =========      ===========      ===========
        Offset of account receivable from related
           party against payable to parent                 $   --         $    --          $   434,000
                                                           =========      ===========      ===========
        Exchange of affiliate shares for contingent
           stock purchase warrant                          $ 651,000      $    --          $   --
                                                           =========      ===========      ===========
        Issuance of stock to outside directors             $  56,100      $    --          $   --
                                                           =========      ===========      ===========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995


A.      BUSINESS ORGANIZATION AND OPERATIONS:

        Crested Corp. (the "Company" or "Crested") was incorporated in the State of Colorado on September 18, 1970. It engages in the acquisition, exploration, sale and/or development of mineral properties, mining and marketing of minerals. Principal mineral interests are in uranium, gold and molybdenum. However, none are producing at the present time. Currently, the Company holds various real properties used in commercial operations and engages in the exploration, development and production of petroleum. Most of these activities are conducted through the joint venture discussed below and in Note B.

        The Company and U.S. Energy Corp. ("USE"), an approximate 52% shareholder of the Company (see Note J), are engaged in two ventures to develop certain uranium properties, one a joint venture with Kennecott Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second a partnership with Nukem, Inc. ("Nukem") through its wholly owned subsidiary Cycle Resource Investment Corporation ("CRIC") known as Sheep Mountain Partners ("SMP"). Subsequent to May 31, 1997, the Company and USE entered into an Agreement with Kennecott whereby they may purchase Kennecott's interest in the GMMV if certain conditions are met (see Note L). During fiscal 1991, the Company and USE formed USECC Gold Limited Liability Company ("USECC Gold"), and with Seine River Resources Inc. ("SRRI") operated Sutter Gold Venture ("SGV") to develop certain gold properties. USECC Gold acquired SRRI's remaining interest in SGV during fiscal 1994 and then owned 100% of SGV. During fiscal 1995, SGV was terminated when USE and Crested formed a new Wyoming corporation, Sutter Gold Mining Company, and exchanged their interests in USECC Gold for common stock of Sutter Gold Mining Company (hereafter, "SGMC"). During fiscal 1997, SGMC sold shares in two private placements and the Company and USE accepted contingent stock purchase warrants in exchange for certain shares previously held in SGMC. These activities combined reduced the Company's share ownership interest in SGMC to approximately 3.2% (see Notes E and F).

        The Company has a significant working capital deficit which has been impacted by the litigation/arbitration with Nukem and CRIC, which is discussed in Note K. Expenditures made on behalf of SMP are recorded as an investment in SMP. In November 1996, the Company and USE received $4,367,000 (of which one-half was attributable to the Company) as partial resolution of the monetary damages in the SMP arbitration/litigation. This entire amount was applied to the Company's investment in SMP. After cost recovery, a total of $501,900 was recognized as income by the Company (see Note E). Recovery of the Company's advances and improvement in its liquidity position are dependent on the ultimate outcome of this litigation/arbitration. This matter has also impacted the Company's ability to pay its obligations to its affiliates, primarily USE. As of May 31, 1997, the Company owes USE $6,023,400.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

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

Investments

        Investments in other joint ventures and 20% to 50% owned companies are accounted for by the equity method. The Company accounts for its 8% investment in USE using the equity method because the Company is controlled by USE (52% shareholder). Investments in other companies of less than 20% are accounted for by the cost method (see Note E). All material intercompany profits, transactions and balances have been eliminated.

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

        Depreciation of buildings, improvements and other equipment is provided by the straight-line and declining-balance methods over the estimated useful lives of three to forty-five years.

        The Company capitalizes all costs associated with the acquisition, exploration and development of mineral properties as incurred. Capitalized costs are charged to operations at the time the Company determines that no economic ore bodies exist on such properties. Costs and expenses related to general corporate overhead are expensed as incurred.

        The Company and USE have acquired substantial mining property assets and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. These assets are owned by various ventures accounted for by the equity method. Accordingly, the market

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

value of these assets and most of the reclamation and environmental liabilities associated with them are not reflected in the accompanying consolidated balance sheets (see Note K).

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

        Depreciation, depletion and amortization of oil and gas properties are provided by the units of production method based on the estimated recoverable reserves. All oil and gas properties were fully amortized at May 31, 1997.

        Long-lived Assets - The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles held and used by the entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. SFAS No.121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of May 31, 1997, management believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

        Fair Value of Financial Instruments - The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.

Revenue Recognition

        Advance royalties which are payable only from future production or which are non-refundable are recognized as revenue when received. Revenue from commercial operations are recognized as goods and services are delivered. Oil and gas sales revenue is recognized as the products are produced (see Notes D and F).

Net Loss Per Share

        Net loss per share is computed using the weighted average of common shares outstanding during each period. Stock options outstanding are deemed to be common stock equivalents but have been excluded because they are antidilutive. Statement of Financial Accounting Standards No. 128 ("SFAS 128"), which established standards for computing and presenting earnings per share, is effective for years

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

ending after December 15, 1997. Management does not believe the adoption of SFAS 128 will materially affect reported earnings per share.

Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards.

        SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

Reclassifications

        Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the classifications used in 1997.

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

C.      RELATED-PARTY TRANSACTIONS:

        The Company does not have employees, but utilizes USE's employees and pays for one-half of the costs of these employees under the USECC Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. In fiscal 1997, 1996 and 1995, the Board of Directors of USE contributed 24,069, 10,089 and 37,204 shares of USE stock to the ESOP at prices of $8.87, $8.65 and $5.38 per share, respectively. The Company is responsible for one-half of the value of these contributions or $106,800, $43,700 and $100,000 in fiscal 1997, 1996 and 1995, respectively.

        As of May 31, 1997, the Company had notes receivable due from certain officers and employees of the Company and USE totaling $290,000 which bear interest at 10% per annum and are due in fiscal 1998. A portion of these notes receivable are collateralized by 160,000 shares of USE stock which are owned by a director of the Company. In addition, the Company has receivables from certain other employees of $76,600. The Company also has advances to affiliates of $825,700.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)


        The Company and USE provide management and administrative services for affiliates under the terms of various management agreements. Revenues from these services provided by the Company were $329,900, $116,500 and $99,200 in fiscal 1997, 1996 and 1995, respectively.

        In November 1992, the Company entered into a sale agreement, and sold certain machinery and equipment to an affiliate. This machinery and equipment was being rented from the affiliate on a month- to month basis for $6,800 per month and was charged to commercial operations in the accompanying consolidated statement of operations. The Company had deferred the gain of $127,800 on this sale. In fiscal 1996, the affiliate was sold and USE and Crested repurchased the same equipment from the buyer. The deferred gain offset Crested's portion of the purchase price of the assets.

        On May 15, 1997, the Company and USE entered into a convertible promissory note with Yellow Stone Fuels Corp. ("YSFC"). The Company and USE each own 14.3% of YSFC. The convertible note bears interest at 10% and is due on December 31, 1998. YSFC can at its option either repay the debt with cash or its common stock. However, if YSFC defaults in paying the note on December 31, 1998, the note is convertible into a number of shares which will give USE and Crested a combined 51% ownership interest in YSFC.

        See Note J with respect to stock grants to employees of USE who provide services to the Company.

D.      USECC JOINT VENTURE:

        USECC operates the Glen L. Larsen office complex; an aircraft hangar with a fixed base operation and office space; certain aircraft; holds interests in various minerals operations including SMP and the GMMV; conducts oil and gas operations; and transacts all operating and payroll expenses, except for specific expenses which are allocated directly to each venturer. In addition, through April 1996 USECC operated Wind River Estates ("Wind River"), a 100 unit mobile home park. During 1996, USECC sold Wind River (which had a net book value of approximately $512,700) to Arrowstar Investment, Inc. ("Arrowstar"), an entity which is owned by family members of the Company's chairman. USECC recognized a gain of $252,600 on this sale of Wind River of which 50% or $126,300 is Crested's portion and is reflected as a gain on sale of assets in the accompanying statements of operations. The Company received consideration of $765,300 for Wind River. The $765,300 was comprised of the following:

               Cash                                    $  500,000
               Note receivable                             56,000
               Debt forgiven                               47,900
               50% interest in First-N-Last LLC           161,400
                                                       ----------
                                                       $  765,300
                                                       ==========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

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

                        CONDENSED BALANCE SHEETS - USECC

                                                          May 31,
                                            -------------------------------
                                                1997                1996
                                                ----                ----
     Current assets                         $ 1,468,100         $   735,200
     Properties and equipment                 7,858,300           7,731,500
     Undeveloped mineral properties              27,900              27,900
     Accumulated depreciation                (3,623,600)         (3,253,700)
     Other long-term assets                   2,583,500           4,514,700
                                            -----------         -----------
                                            $ 8,314,200         $ 9,755,600
                                            ===========         ===========

     Current liabilities                    $ 1,139,400         $   704,900
     Reclamation liability                    1,451,900           1,451,900
     Other liabilities                           31,500              75,000
     Venturers' capital                       5,691,400           7,523,800
                                            -----------         -----------
                                            $ 8,314,200         $ 9,755,600
                                            ===========         ===========


                   CONDENSED STATEMENTS OF OPERATIONS - USECC

                                             Year Ended May 31,
                              ----------------------------------------------
                                   1997             1996            1995
                                   ----             ----            ----
     Revenues                 $  3,043,600     $  4,855,500     $  2,225,600
     Costs and expenses         (3,963,500)      (6,789,300)      (4,453,600)
                              ------------     ------------     ------------
     Net loss                 $   (919,900)    $ (1,933,800)    $ (2,228,000)
                              ============     ============     ============

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

E.      INVESTMENTS IN AFFILIATES:

        The Company's investments in affiliates are as follows:

                                            Carrying Value at May 31,
                                    ----------------------------------------
                                    Ownership         1997            1996
                                    ---------         ----            ----
Equity Method Investments:
     GMMV                               25%       $  116,300      $   116,300
     SGMC*                             3.2%          417,800        1,190,600
     SMP (Notes F and K)                25%            --           1,383,900
     ENERGX Ltd.                        45%           62,900           90,300
     YFI (YSFC)                         14%         (122,400)          --
     USE (Note B)                        8%        1,316,700        1,558,100
     Others                         various            5,500            5,500
                                                  ----------      -----------
                                                  $1,796,800      $ 4,344,700
                                                  ==========      ===========
     *Approximately 9% in 1996.

     Equity in income (loss) from investments accounted for by the equity method is as follows:

                                               Year Ended May 31,
                                  -----------------------------------------
                                     1997            1996            1995
                                     ----            ----            ----

     YFI (YSFC)                   $(122,400)     $  --           $  --
     GMMV                           --              --              --
     SGMC                          (121,800)        (39,700)        (37,500)
     SMP (Note F)                  (264,900)       (211,300)       (219,600)
     ENERGX, LTD.                   (27,400)       (180,400)         (5,000)
     USE                           (271,400)         73,500        (153,800)
                                  ---------      ----------      ----------
                                  $(807,900)     $ (357,900)     $ (415,900)
                                  =========      ==========      ==========

        There are currently litigation and arbitration proceedings with the Company's partner in the SMP partnership, as discussed further in Note K. Because of the litigation and arbitration, the Company has been required to advance funds to SMP for standby mine care and maintenance, the rental of certain mining equipment and administrative costs.

        SMP has entered into various market related and base price escalated uranium sales contracts with certain domestic utilities which require approximately 1,500,000 pounds of uranium concentrates to be delivered from 1997 through 2000 depending on utility requirements. These contracts also allow for the quantities to be substantially increased or decreased by the utilities. Until the disputes between the SMP partners are resolved, the Company and USE are arranging for the purchase and delivery of their portion of some of the contracts or are allowing Nukem and CRIC to make the balance of the deliveries. The deliveries will be satisfied either by purchases in the spot market, existing purchase contracts, uranium inventories or by producing from SMP properties, if and when a mill becomes available. Most market

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

related sales contracts can be settled through spot market purchases. The last delivery under the remaining base price sales contract was made in May 1996 and exceeded the spot market price as of May 31, 1996. Revenues from such uranium sales of $1,383,400 have been included in the accompanying consolidated statements of operations for the year ended May 31, 1996, which would normally have been sales of SMP. All sales contracts were filled by Nukem in 1997 and 1995, and as a result, no revenues from uranium sales were recognized during 1997 and 1995. The cash from uranium sales is accumulating in SMP's bank accounts and is subject to the Order and Award of the arbitration proceedings with Nukem/CRIC discussed in Note F.

        Condensed combined financial statements of the Company's equity investees include the GMMV, SMP, Energx, Ltd., SGMC and USE for fiscal 1997, 1996 and 1995. GMMV and SGMC are in the development stage and have not commenced operations. GMMV expenses certain general and administrative, maintenance and holding costs. However, the Company has not recognized equity losses in GMMV because Kennecott was committed to fund 100% of the first $50 million of development and operating costs of this joint venture. Subsequent to May 31, 1997, the Company and USE entered into an agreement with Kennecott whereby they may be able to purchase Kennecott's interest in the GMMV (see Note L). The Company's investment in GMMV of $116,300 in the accompanying consolidated balance sheets is substantially lower than its equity basis in GMMV. SGMC is considered an equity investment because of the combined control exerted by USE and the Company.

                       CONDENSED COMBINED BALANCE SHEETS:
                                EQUITY INVESTEES

                                                  1997               1996
                                                  ----               ----
Current assets                              $  25,904,200       $  11,292,700
Non-current assets                            106,624,800          91,884,400
                                            -------------       -------------
                                            $ 132,529,000       $ 103,177,100
                                            =============       =============
Current liabilities                         $  24,363,500       $   9,952,200
Reclamation and other liabilities              45,694,300          48,928,000
Excess in assets                               62,471,200          44,296,900
                                            -------------       -------------
                                            $ 132,529,000       $ 103,177,100
                                            =============       =============

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS:
                                EQUITY INVESTEES

                                  1997                1996             1995
                                  ----                ----             ----
Revenues                      $  6,648,200       $ 10,195,400      $  5,163,800
Discontinued operations           --                2,604,600           296,200
Costs and expenses             (13,188,200)       (13,901,100)       (8,902,400)
                              ------------       ------------      ------------
Net loss                      $ (6,540,000)      $ (1,101,100)     $ (3,442,400)
                              ============       ============      ============

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

F.      MINERAL TRANSACTIONS AND MINING PROPERTIES:

GMMV

        During fiscal 1991, the Company and USE entered into an agreement with Kennecott, a wholly-owned, indirect subsidiary of The RTZ Corporation PLC, for Kennecott to acquire a 50% interest in certain uranium mineral properties in Wyoming known as the Green Mountain Properties. The purchase price was $15,000,000 and a commitment to fund the first $50,000,000 of development and operating costs. Before the mineral properties were contributed to the GMMV, a portion of the Green Mountain Properties was owned by USE and the remainder was owned by USECC.

        The Boards of Directors of the Company and USE adopted a method of apportioning the initial consideration of $15,000,000, on a ratio of 16% to the Company and 84% to USE. This division was based on analyses of the projected cash flows from the properties contributed by USE and USECC and other criteria.

        Kennecott committed to fund 100% of the first $50,000,000 of development costs and operating expenses of the GMMV joint venture. Kennecott also committed to pay additional amounts if certain future operating margins are achieved. USE and USECC participate in cash flows of the GMMV in accordance with their ownership of the mining claims prior to the formation of GMMV. Because USE owned all of the claims on that portion of the Green Mountain Properties where the Round Park (Jackpot) uranium deposit was delineated, the Company has no interest in GMMV's cash flow from the ore produced in mining operations on the Round Park properties, which have been scheduled for initial development.

        GMMV has incurred approximately $20,416,400 in the development and operations of the above uranium mineral properties through May 31, 1997. This was funded by Kennecott out of the $50,000,000 funding commitment. As previously mentioned, the Company's carrying value of its investment in GMMV is $116,300 at May 31, 1997, which is substantially lower than its equity basis in GMMV. Reclamation obligations of GMMV are discussed in Note K. Development of the properties and pursuit of mining permits continues in anticipation of future uranium price increases.

        On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the Green Mountain Mining Venture ("GMMV") for $15,000,000 and other consideration. Kennecott paid USE and USECC a $4,000,000 bonus on signing, and committed to loan the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational.

        The $16,000,000 loan being provided by Kennecott to the GMMV was advanced to Kennecott by an affiliate, Kennecott Energy Company ("KEC") under a secured recourse Promissory Note (the "Note") bearing interest at 10.5% per annum starting April 1999 until paid in full. The Note is payable quarterly out of 20% of cash flow from the GMMV properties, but not more than 50% of the earnings for such quarter from the GMMV operations, before interest, income tax, depreciation and amortization;

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

however, the Note is payable (i) in full on June 23, 2010 regardless of cash flow and earnings of the GMMV, or (ii) sooner (on December 31, 2005) if an economically viable uranium mine has not been placed into production by such date. The Note is secured by a first mortgage lien against Kennecott's 50% interest in the GMMV pursuant to a Mortgage, Security Agreement, Financing Statement and Assignment of Proceeds, Rents and Leases granted by Kennecott to KEC (the "Mortgage"). USE and USECC will assume the Note, and the assets of the GMMV will be subject to the Mortgage, at closing of the acquisition.

        Pursuant to the Mineral Lease and the Mill Contract of the Acquisition Agreement, USECC is to expend the funds in developing the proposed Jackpot Mine and nearby Big Eagle Mine, and work with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work will be funded from the $16,000,000 loan being provided to the GMMV by Kennecott. Kennecott will be entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds advanced under the $16,000,000 loan to be provided by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement. It is anticipated that such credits will satisfy the balance of Kennecott's initial funding commitment to the GMMV.

        Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000; (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 loan and the Mortgage) from and after the closing. Under very limited circumstances, the scheduled closing date may be postponed to another date not later than October 30, 1998.

        If the Acquisition Agreement is not closed by December 1, 1997, then USE and USECC (or an entity formed by them to acquire the GMMV interest owned by Kennecott) are to provide to Kennecott a commitment letter from a recognized national investment banking firm to complete an underwritten public offering of the securities of USE (or the entity formed to acquire Kennecott's interest), in amount sufficient to close the Acquisition Agreement transactions. Such amount is estimated by USE to be approximately $40,000,000 (for the $15,000,000 closing cash purchase price to Kennecott, plus $25,000,000 to assume or cause the replacement of reclamation bonds, guarantees, indemnification agreements and suretyship agreements related to the GMMV properties and the Sweetwater Mill). Alternatively, USE and USECC (or the acquiring entity) may provide evidence to Kennecott of a commitment letter from a bank or other institutional or industry entity to provide private or joint venture financing in such approximate amount. Failure to provide evidence of such financial commitment by December 1, 1997 will terminate the Acquisition Agreement, the Mineral Lease and the Mill Contract.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

        Subject to providing evidence of adequate financial resources to close the Acquisition Agreement with funds from a public financing or otherwise, the $4,000,000 signing bonus paid by Kennecott is nonrefundable and will serve to reduce USE and Crested's ultimate $15,000,000 purchase obligation.

        If the Acquisition Agreement is not closed, USE and USECC, and Kennecott, shall continue to own their respective interests in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the interest in GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 advance will have benefitted all parties to the GMMV and will fully satisfy Kennecott's original $50,000,000 funding obligation to GMMV.

SMP

        During fiscal 1989, USE and the Company, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties, to Nukem through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). USECC and CRIC each contributed their 50% interests in the properties to a newly formed Colorado partnership, Sheep Mountain Partners. SMP was established to further develop and mine the uranium claims on Sheep Mountain, to market uranium and acquire additional uranium sales contracts. Certain disputes have arisen between USECC and CRIC and its parent Nukem, Inc. over the formation and operation of SMP. These disputes have been in litigation/arbitration for the past six years. In the arbitration, the American Arbitration Association Panel issued its Order and Award during fiscal 1996. On June 27, 1997, the United States District Court entered its Second Amended Judgment confirming the Order and Award and including the equitable portion of the Order and Award. Nukem/CRIC filed a motion for clarification and/or limited remand. The Court denied the motion and Nukem has until September 12, 1997 to determine if it will appeal the Second Amended Judgment to the Tenth Circuit Court of Appeals. See Notes E and K for a description of the investment and a discussion of the related litigation/arbitration.

AMAX Transactions

        During prior years, the Company and USE conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, advance and production royalties, and other consideration including interest-free loans, due in 2010. In connection with a renegotiation of various rights and duties of the parties, AMAX agreed to amortize the principal amount of those loans. The loans were completely amortized in fiscal 1994. AMAX was acquired by Cyprus Minerals Corporation in November 1993 and is now doing business as Cyprus Amax Minerals Company ("Cyprus Amax"). AMAX and its successor Cyprus Amax have not placed the properties into production as of May 31, 1997.

        Cyprus Amax may elect to return the properties to the Company and USE, which would cancel the advance royalty obligation. If Cyprus Amax formally decides to place the properties into production, it will pay $2,000,000 to the Company and USE. Under the terms of the initial agreement with AMAX, if AMAX sells the properties, the Company and USE will receive 15% of the first $25,000,000 received by AMAX.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

        In addition, Cyprus Amax now pays the Company and USE jointly an annual advance royalty of 50,000 pounds of molybdenum (or its cash equivalent). Cyprus Amax is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $103,600, $-0- and $42,700 of revenues from the advance royalty payments in fiscal 1997, 1996 and 1995, respectively.

        USE and Crested held an option to purchase certain real estate located in Gunnison owned by Cyprus Amax. During fiscal 1995, USE and Crested reached an agreement with Cyprus Amax whereby USE and Crested would forego six quarters of advance royalties as payment of this option exercise price. USE and Crested received no advance royalties during 1996 as a result of this agreement. Thereafter, USE (together with Crested) signed two option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado.

        The first option (exercised by Gunnison Center Properties LLC in January
1995) was for 57 commercial and noncommercial zoned acres in the City of Gunnison, Colorado; the net purchase price was $970,300. This resulted in a gain for the Company of $491,100. Pangolin paid $345,000 cash and $625,300 in nonrecourse promissory notes. The first note for $137,900 was paid in fiscal 1995. The second note for $487,366 was a three year promissory note, bearing interest at 7.5% per year and calling for interest only payments in January 1996 and 1997 with the balance due in January 1998, of which $0 and $35,600 was received during fiscal 1997 and 1996, respectively. Effective December 1, 1996 a replacement promissory note was given to USE and Crested by Contour Development Company LLC in the principal amount of $454,900 payable January 1998, bearing interest at the rate of 7.5% per annum, and secured by Contour's 73% interest in a limited liability company owning a 2.93 acre subdivided lot in the City of Gunnison currently approved for development of an 87 unit apartment project. As of May 31, 1997 the second note had an outstanding principal balance of $451,865, of which Crested's 50% portion, or $225,932, is reflected in the accompanying consolidated balance sheet, before a valuation allowance of $43,400.

        The second option covered 472.5 acres of ranch land northwest of the City of Gunnison, Colorado and was exercised by Castle Mountain Ranches LLC in May 1995 (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $36,090 in cash for 22 acres and gave Crested two nonrecourse promissory notes totalling $776,370, each due May 30, 1998, and secured by the remaining acreage. One note for $145,500 bore interest at the rate of 7.5% per annum until August 28, 1995 and thereafter at the rate of 12% per annum until paid. A principal payment in the amount of $35,000 was due on May 30, 1996 but was not paid. The second note for $630,873 bore interest at the rate of 7.5% per annum with interest only payments due May 30, 1996 and May 30, 1997 and principal and interest due at maturity. Effective December 1, 1996 a replacement note from Contour Development Company LLC was given to Crested in the principal amount of $872,508 bearing interest at the rate of 8.39% per annum until May 30, 1997, at which time a principal payment of $128,138, together with accrued interest, was due, but was not paid. As a result of Contour's default in the payment due May 30, 1997, Crested has declared the entire principal balance of this note to be due and payable and has declared a default in the pledge of Contour's 73% interest in the limited liability company building the apartment project in the City of Gunnison. Crested recorded a bad debt expense of $527,300 and a reversal of deferred gain of $312,100 as a result of Contour's default and has established a

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

corresponding valuation allowance against the receivable in the amount of $839,500. Crested and USE are currently evaluating their potential remedies against Contour (which may include litigation).

Sutter Gold Mining Company

        Sutter Gold Mining Company ("SGMC") acquired indirect ownership of the Sutter Gold Venture ("SGV") a joint venture between USE and SRRI formed to acquire, hold and develop mineral leases and mining claims in Amador County, California (the "Lincoln Project"). On December 14, 1990, Crested purchased one-ninth of USE's beneficial interest in the SGV Properties hereinafter fully described, for $500,000 and the commitment to fund one-ninth of the future costs and liabilities. USE and Crested formed USECC Gold Limited Liability Company ("USECC Gold") which became the joint venturer with SRRI on the Lincoln Project. USECC Gold was owned 88.89% by USE and 11.11% by Crested. SGMC was established to conduct operations on mining leases and to produce gold from the Lincoln Project.

        USE (i) funded $4,500,000 of the $5,000,000 purchase price of SGV's properties; (ii) agreed to initially fund SRRI's share of holding and development costs totaling $500,000; and (iii) agreed to provide its share of the holding costs and assessments of SGV. SRRI, the second venture partner, through a subsidiary, funded $500,000 of the property purchase price, and agreed to pay $2,000,000 to USE to equalize the investments so that USE and SRRI would each initially hold 50% interests in SGV. USE was to recover the $500,000 of predecessor holding costs and SGV's initial development costs paid by them, out of SGV's initial cash flows.

        SRRI issued a $2,000,000 note to USE, bearing interest at 10% per annum. The note provided that $500,000 of principal and accrued interest was due April 12, 1991, and the balance of $1,500,000 with interest was due October 12, 1991. In February 1991, USE and Crested formed USECC Gold and transferred their respective interests in the Lincoln Project to USECC Gold. When the installments on the $2,000,000 note to USE were not paid when due, the interests of USECC Gold and SRRI in SGV were adjusted to equal the percentage of the $5,000,000 purchase price of SGV's properties that each of them provided. On July 16, 1991, the 50% interest of SRRI in SGV was reduced to 40%, with a corresponding increase in the USECC Gold interest to 60%. On October 12, 1991, SRRI's interest was further reduced to 10% and USECC Gold's interest increased to 90%. On May 23, 1994, SRRI released its remaining 10% interest and issued 400,000 shares of SRRI common stock to USE in exchange for the release of all SRRI's liabilities relating to SGV and USECC Gold. Accordingly, SRRI's capital investment of $257,900 and all liabilities of SGV to USE and its affiliates on behalf of SRRI totaling $1,550,600 were transferred to USECC Gold's capital investment. In addition, SGV released SRRI of its obligation to SGV totaling $1,970,500, which included accrued but unrecorded interest of approximately $579,800.

        SGMC was incorporated in Wyoming in January 1994 and on August 5, 1994, USE, Crested and SGMC entered into an agreement whereby USE and Crested each conveyed their eight-ninths and one-ninth interest, respectively, in USECC Gold in exchange for common shares of SGMC. USE and Crested ultimately received approximately 100% of the outstanding shares of SGMC's common stock, for their eight-ninths and one-ninth interest, respectively, in USECC Gold.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

        SGMC is in the development stage and additional development is required prior to the commencement of commercial production. SGMC has yet to generate any significant revenue and has no assurance of future revenue. During fiscal 1992, SGV shipped a bulk sample of gold ore mined during development operations to an independent mill to determine mill availability and assay information. Approximately 1,400 ounces of gold were recovered and sold. The related mining costs were recognized. All acquisition and other mine development costs since inception have been capitalized. Since test production in 1992, SGV and SGMC have focused their efforts on obtaining a reserve study, developing a mine plan, acquiring permits, seeking financing and pursuing a partner to assist in the financing of its mineral development and ultimate production. SGMC will continue to be considered in the development stage until such time as it generates significant revenue from its principal operations.

        Since inception, the Company and USE have funded approximately $7,858,900 in development and holding costs. These costs were funded by the Company and USE on a one-ninth/eight-ninths basis, respectively. As of May 31, 1997, the Company's total investment in SGMC had a carrying value of $1,068,800.

        During May 1996, SGMC issued shares of its common stock to certain individuals, including a related party for total proceeds of $98,600. Such shares were authorized to be sold by SGMC in October 1995 to raise funds to pay for legal and other costs of a possible future equity financing. Subsequent to the above issuance of shares, USE and Crested owned 74% and 9%, respectively, of SGMC.

        During the first and second quarters of fiscal 1997, SGMC sold additional shares of its common stock in a private placement. These shares were sold for $3.00 per share. SGMC received $1,106,600 in net proceeds from this equity placement.

        During the fourth quarter of fiscal 1997, management of SGMC entered into an Engagement Letter with a different underwriter in Toronto to complete an offering of additional shares of SGMC's common stock, which closed in May, 1997 raising approximately $5,404,500 in net cash proceeds. At the underwriter's request, the initial investors (including USE and the Company) agreed to have the amount of their common shares owned reduced by 50 percent. The investors in the $3.00 per share private placement discussed above were not affected as those shares were sold in contemplation of the 1 for 2 reverse split.

        In connection with this offering, USE and Crested accepted a Contingent Stock Purchase Warrant ("USECC Warrant") dated March 21, 1997 which provides USE and Crested the right to acquire for no additional consideration common shares of SGMC's $.001 par value common stock having an aggregate value of $10,000,000
(US), valued at the greater of $4.07 per share or the then market value as defined.. The USECC Warrant has a term of ten years extending to March 21, 2007, and is exercisable partially or in total, semi-annually beginning on June 30, 1997. However, the USECC Warrant is only exercisable to the extent proven and probable ore reserves, as defined in the USECC Warrant, in excess of 300,000 ounces are added to SGMC's reserves. In addition, SGMC shall have the right to satisfy the exercise of all or any portion of the USECC Warrant with the net cash flows, as defined, at $25.00 (US) for each new ounce of proven and probable ore in excess of 300,000 ounces (limited to a maximum of 700,000 ounces). The USECC Warrant benefits USE and Crested on a basis of 88.9% and 11.1%, respectively.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

Accordingly, the Company has allocated the carrying value of SGMC shares exchanged for the Contingent Stock Purchase Warrant to its investment in such contingent warrants.

Plateau Resources Limited

        Effective August 11, 1993, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary Canyon Homesteads, Inc. "(CHI") in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. Prior to closing the agreement, Plateau transferred $2,500,000 cash to fund the NRC Surety Trust Agreement to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. Plateau also transferred $4,800,000 cash to an Agency Agreement to indemnify the seller against possible environmental or nuclear claims. At the date of acquisition, Plateau held an additional $6,900,000 of unencumbered cash to be used for care and maintenance costs on the mill and other assets acquired. As of May 31, 1997, most of the unencumbered cash has been used for care and maintenance costs or was loaned to USE for development of certain properties held by USE and the Company. Although the Company has no ownership in Plateau, Directors of the Company and USE have agreed to divide equally one-half of the obligations incurred in excess of the total $14,200,000 described above and will share in one-half of all cash flows derived from operations of these assets.

        On August 25, 1994, Plateau Resources Limited, a wholly-owned subsidiary of USE, signed a letter of intent with a third party to sell part interest in Canyon Homesteads, Inc. ("CHI"), a wholly-owned subsidiary of Plateau, and to develop the Ticaboo Townsite, in south central Utah and other resort properties near Lake Powell. The purchaser later defaulted and the $100,000 earnest money deposit was recognized as income in fiscal 1995 by Plateau.

        CHI entered into a joint venture, First-N-Last LLC, with Arrowstar Investments, Inc. ("Arrowstar") to develop on a 50/50 basis, certain properties at the Ticaboo Townsite. Arrowstar is owned by certain shareholders of the Company. During 1996, Arrowstar gave its 50% interest in First- N-Last LLC to USECC as part of the consideration for Wind River (see Note D). USECC then transferred its 50% ownership in First-N-Last LLC to Plateau. As of May 31, 1997, Plateau/CHI owns 100% of First-N-Last, LLC.

Energx, Ltd.

        During fiscal 1994, USE and Crested formed Energx to engage in the exploration, development and operation of natural gas properties. Energx currently has leased properties in Wyoming and on the Fort Peck Indian
Reservation, Montana. Energx is owned by USE (45%), Crested (45%) and the Assiniboine and Sioux Tribes (10%).

        During fiscal 1995, Energx sold a 50% interest in the leases on the Fort Peck Indian Reservation for the sum of $200,000 plus $100,000 to be used only for the acquisition and consolidation of additional

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

leases, and for committing to drill 8 exploratory wells. Eight exploratory wells were drilled. No further activity is planned for this project.

        During 1997 and 1996, Energx abandoned certain of its leases and as a result wrote off $164,500 and $328,700, respectively, of costs capitalized associated with these leases.

G.  DEBT:

        The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit bears interest at a variable rate (10.25% as of May 31,
1997). The weighted average interest rate for 1997 and 1996 was 10.25%. The line of credit had an outstanding balance for the Company and USE jointly of $-0- and $176,000 as of May 31, 1997 and 1996, respectively, of which Crested's 50% portion is $-0- and $88,000. This line of credit is secured by a share of the net proceeds of fees from production of oil wells and certain assets of USECC.

        Debt of the Company consists primarily of a note to USE bearing interest at 6% per annum and due on October 1, 1999. The debt is primarily due to U.S. Energy for funding all of the operations of USECC of which 50% is the responsibility of the Company. All debt is classified as current as of May 31, 1996 and 1997 as a result of USE's unilateral ability to modify the repayment terms under the promissory note agreement. The Company signed a two year promissory note as of May 31, 1997 to USE for the full amount of its indebtedness reserving the right to pay all or part of the note through the issuance of Crested common stock.

                                                                May 31,
                                                  ------------------------------
                                                      1997               1996
                                                      ----               ----
     Notes payable - U.S. Energy, 6% interest
        balance payable in full on
        demand (see Note A)                       $   6,023,400      $ 6,460,300
     Note payable to bank, 8.75% interest,
        balance due July 1, 1999                         28,200          --
                                                  -------------      -----------
           Total                                  $   6,051,600      $ 6,460,300
     Less - current portion                           6,035,800        6,460,300
                                                  -------------      -----------
                                                  $      15,800      $   --
                                                  =============      ===========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

H.   INCOME TAXES:

     The components of deferred taxes as of May 31, 1997 and 1196 are as follows:

                                                                    May 31,
                                                      -------------------------------
                                                          1997                1996
                                                          ----                ----
     Deferred tax assets:
        Deferred compensation                         $     86,300       $     20,300
        Deferred gains                                     476,200            106,100
        Litigation settlements                             179,300             --
        Net operating loss carryforwards                 3,814,200          3,756,900
        Tax credits                                         83,000             83,000
     Capital loss carryforwards                             --                297,100
                                                      ------------       ------------
     Total deferred tax assets                           4,639,000          4,263,400

     Deferred tax liabilities:
        Accelerated depreciation for tax                  (309,600)          (447,500)
        Development and exploration costs                  (42,700)           (35,500)
                                                      ------------       ------------
     Total deferred tax liabilities                       (352,300)          (483,000)
                                                      ------------       ------------
     Net deferred tax assets - all non-current           4,286,700          3,780,400

     Valuation Allowance                                (4,286,700)        (3,780,400)
                                                      ------------       ------------
     Net deferred tax asset                           $     --           $     --
                                                      ============       ============

        At May 31, 1997, the Company had available, for federal income tax purposes, net operating loss carryforwards of approximately $11,200,000 which expire in 2006 through 2012 and investment tax credit carryforwards of approximately $83,000 which, if not used, will begin to expire in 1998. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company's ability to generate future taxable income to utilize the NOL carryforwards.

        For fiscal years 1997, 1996 and 1995, the Company incurred losses for both book and tax purposes. The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

                                                        Year Ended May 31,
                                           -----------------------------------------
                                              1997            1996            1995
                                              ----            ----            ----
Expected federal income tax benefit        $(453,700)      $(397,400)      $(491,900)
Capital loss carryforward                      --             --             269,900)
Other                                        (52,600)       (204,500)        (37,900)
Valuation allowance                          506,300         601,900         799,700
                                           ---------       ---------       ---------
Income taxes                               $   --          $  --           $   --
                                           =========       =========       =========

        There were no taxes payable as of May 31, 1997, 1996 or 1995.

        The Internal Revenue Service ("IRS") is currently auditing the Company's and USECC's tax returns for the fiscal years ended May 31, 1995 and 1996. The audit is not completed as of the date of the accompanying financial statements.

I.      SEGMENTS AND MAJOR CUSTOMERS:

        The Company's primary business activities include the sales of minerals and the acquisition exploration, holding, development and sale of mineral bearing properties. No properties are currently producing. The second reportable industry segment is commercial operations, primarily real estate activities and operations of an airport fixed base operation. The following is information related to industry segments:

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

                                                              Year Ended May 31, 1997
                                                   --------------------------------------------
                                                                   Commercial
                                                     Minerals      Operations      Consolidated
                                                     --------      ----------      ------------

Revenues                                           $  103,600      $  488,300      $    591,900
                                                   ==========      ==========
Interest and other revenues                                                           1,111,600
                                                                                   ------------
     Total revenues                                                                $  1,703,500
                                                                                   ============
Operating loss                                     $ (317,900)     $ (385,200)     $   (703,100)
                                                   ==========      ==========
Interest and other revenues                                                           1,111,600
General corporate and other expenses                                                 (1,270,900)
Equity loss in affiliates                                                              (807,900)
                                                                                   ------------
     Loss before income taxes                                                      $ (1,670,300)
                                                                                   ============
Identifiable net assets at May 31, 1997            $   24,600      $2,139,000      $  2,163,600
                                                   ==========      ==========
Investments in affiliates                                                             1,798,800
Corporate assets                                                                      2,323,300
                                                                                   ------------
     Total assets at May 31, 1997                                                  $  6,285,700
                                                                                   ============
Capital expenditures                               $  --           $   64,500
                                                   ==========      ==========
Depreciation, depletion and
     amortization                                  $  --           $  184,900
                                                   ==========      ==========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

                                                              Year Ended May 31, 1996
                                                   --------------------------------------------
                                                                   Commercial
                                                     Minerals      Operations      Consolidated
                                                     --------      ----------      ------------

Revenues                                           $1,558,400      $  409,000       $ 1,967,400
                                                   ==========      ==========
Interest and other revenues                                                             541,800
                                                                                    -----------
     Total revenues                                                                 $ 2,509,200
                                                                                    ===========
Operating loss                                     $ (227,700)     $ (397,900)      $  (625,600)
                                                   ==========      ==========
Interest and other revenues                                                             541,800
General corporate and other expenses                                                   (727,200)
Equity loss in affiliates                                                              (357,900)
                                                                                    -----------
     Loss before income taxes                                                       $(1,168,900)
                                                                                    ===========
Identifiable net assets at May 31, 1996            $   96,100      $2,294,900         2,391,000
                                                   ==========      ==========
Investments in affiliates                                                             4,344,700
Corporate assets                                                                      1,396,800
                                                                                    -----------
     Total assets at May 31, 1996                                                   $ 8,132,500
                                                                                    ===========
Capital expenditures                               $   --          $  127,100
                                                   ==========      ==========
Depreciation, depletion and
     amortization                                  $   --          $  249,100
                                                   ==========      ==========

                                  CRESTED CORP. AND AFFILIATE

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997, 1996 and 1995
                                          (continued)

                                                              Year Ended May 31, 1995
                                                                   Commercial
                                                     Minerals      Operations      Consolidated

Revenues                                           $   42,700      $  407,900      $    450,600
                                                   ==========      ==========
Interest and other revenues                                                             709,600
                                                                                   ------------
     Total revenues                                                                $  1,160,200
                                                                                   ============
Operating loss                                     $ (784,500)     $ (420,300)     $ (1,204,800)
                                                   ==========      ==========
Interest and other revenues                                                             709,600
General corporate and other expenses                                                   (535,900)
Equity loss in affiliates                                                              (415,900)
                                                                                   ------------
     Loss before income taxes                                                      $ (1,447,000)
                                                                                   ============
Identifiable net assets at May 31, 1995            $    96,100     $2,714,300      $  2,810,400
                                                   ==========      ==========
Investments in affiliates                                                             4,127,200
Corporate assets                                                                      1,160,200
                                                                                   ------------
     Total assets at May 31, 1995                                                  $  8,097,800
                                                                                   ============
Capital expenditures                               $     1,700     $   16,100
                                                   ==========      ==========
Depreciation, depletion and
     amortization                                  $    --         $  259,100
                                                   ==========      ==========

        During fiscal 1996, 89% of mineral revenue were from sales of minerals. There were no mineral sales in fiscal 1997 or 1995.

        Commercial revenues in the statements of operations consist of mining equipment, office and other real property rentals, charter flights and fuel sales.

J.      SHAREHOLDERS' EQUITY:

        The Boards of Directors of both the Company and USE, from time to time, issued stock bonuses to certain directors, employees and third parties. Such shares are forfeitable to the Company and USE until earned. The Company is responsible for one-half of the compensation expense related to these issuances (see Note C). For the years ending May 31, 1997, 1996 and 1995, the Company recognized compensation expense of $76,300, $59,800 and $35,300, respectively, resulting from these issuances. A schedule of forfeitable shares for both Crested and USE is set forth in the following table.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                          (continued)

     Issue               Number                       Issue            Total
     Date               of Shares       Issuer        Price        Compensation
     ----               ---------       ------        -----        ------------

    May 1990              40,300        USE         $  9.75          $392,925
    June 1990             66,300        USE           11.00           729,300
    November 1990
      (stock dividend)    10,660        USE            N.A.             N.A.
    June 1990             25,000        Crested        1.06            26,562
    December 1990          7,500        Crested         .50             3,750
    January 1993          18,520        USE            3.00            55,560
    January 1993           6,500        Crested         .22             1,430
    January 1994          18,520        USE            4.00            74,080
    January 1994           6,500        Crested         .28             1,828
    January 1995          18,520        USE            3.75            69,450
    January 1995           6,500        Crested         .19             1,219
    January 1996           7,700        USE           15.125          116,462
    January 1996           5,000        Crested         .3125           1,562
    January 1997          36,832        USE           11.02           405,830
    January 1997           8,000        Crested         .9375           7,500

        No shares were earned out in fiscal 1997 or 1996. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn out dates of certain individuals were extended until retirement, which is the earn out date of the amended stock bonus plan. The amended plan grants a stock-bonus of 20% of the previous plan per year for five years.

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

        In May 1996, the Board of Directors of U.S. Energy approved an annual incentive compensation arrangement for its CEO and four other officers of U.S. Energy payable in shares of U.S. Energy common stock. The arrangement was subject to approval of the formal 1996 Stock Award Program by the Company's shareholders in December 1996. The shares are to be issued annually, starting January 15, 1997, as long as each officer is employed by USE, provided the Company has been profitable in the preceding fiscal year. The officers will receive up to an aggregate total of 67,000 shares per year for the years 1997 through 2002. One-half of the compensation under the 1996 Stock Award Program is the responsibility of Crested. The number of shares awarded each year out of such 67,000 shares aggregate annual limit will be based on earnings per share of Common Stock to be determined in the plan, and in addition is subject to approval by the shareholders of the Company for each award each year. In fiscal 1997, 14,158 share were authorized for issuance by shareholder approval to five officers of USE. The Stock Award Program was modified to reflect the intent of the directors of USE which was to provide

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

incentive to the officers of the Company and USE to remain with the Companies. The shares under the plan therefore became forfeitable until retirement, death or disability of the officer. The shares are held in trust by the Company's treasurer and are voted by the non-employee directors of USE. Additionally, the modified plan delegates the responsibility of determining the number of shares to be issued to USE's Compensation Committee and eliminates the previously required vote of shareholders to approve the issuance. All such modifications to the 1996 Stock Award Program will be voted on by the shareholders of USE at the 1997 Annual Meeting.

K.      COMMITMENTS, CONTINGENCIES AND OTHER:

Legal Proceedings

Sheep Mountain Partners (SMP)

        Arbitration Proceedings Concerning SMP. In June 1991, Nukem's wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC") instituted arbitration proceedings against the Company and USE. CRIC claimed that the Company and USE violated the Sheep Mountain Partners ("SMP") partnership agreement by assigning to the Green Mountain Mining Venture (GMMV) the amounts equal to any SMP cash distributions to USECC derived from sales of uranium under SMP supply contracts. CRIC also asserted that by entering into the GMMV agreement, the Company and USE misappropriated a business opportunity of SMP. CRIC sought damages and certain equitable remedies from the Company and USE and sought to expel the Company and USE from the SMP Partnership.

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

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

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

        The Panel entered its Order and Award on April 18, 1996 but did not dissolve the Partnership. Nukem objected to the Award by filing two motions indicating there was a material miscalculation and a double recovery. The U.S. District Court remanded the matter to the Arbitration Panel to consider Nukem's motions. On July 3, 1996, the Panel found there was not double recovery and confirmed the Order and Award, which awarded Crested and USE approximately $12,500,000 and Nukem/CRIC $7,100,000 through March 31, 1996. On November 4, 1996 the United States District Court issued a Judgment and Order confirming the Arbitration Panel's Order and Award during fiscal 1997. The Company and USE received a total of $4,300,000 as a result of this Order and Award. That balance of the Award due the Company and USE is due from Nukem and CRIC. On June 27, 1997 the Federal Court issued a Second Amended Judgment which confirmed the monetary award of the Arbitration Panel and clarified the equitable damages due USECC from Nukem/CRIC. Nukem/CRIC filed a motion for clarification and/or limited remand and the Court denied the motion of August 13, 1997. Nukem has until September 12, 1997 to file a notice of appeal with the Tenth Circuit Court of Appeals. Nukem has posted a $8,600,000 supersedeas bond on the monetary portion of the Award. If Nukem seeks to appeal the equitable portion of the Award, the Company and USE will ask that the supersedeas bond be raised to $111,000,000.

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

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

U3O8 in 1995, 1996 and 1997. The first delivery of 226,443 lbs. U3O8 was made on June 30, 1995 by Nukem on behalf of SMP. A delivery of 130,000 lbs. U3O8 was made during fiscal 1996 and the last delivery of 130,000 lbs. U3O8 under the contract was made in May 1997. The Company and USE received a distribution from SMP of the profits for the last delivery to IPC on June 13, 1997 of $838,500.

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

        The District Court took the matter under advisement at the conclusion of the evidentiary proceedings, and on December 26, 1995, issued a written ruling denying apex rights and extralateral royalties to Parador, USE and Crested. It is the belief of Parador, USE and Crested that the trial court's ruling is erroneous as a matter of law and, consequentially, on February 2, 1996, an appeal was lodged with the appellate court asking that Court to reverse the trial court's ruling. The Appellate Court dismissed the appeal pending a resolution of all claims before the District Court. Parador, USE and Crested intend to proceed with the litigation.

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

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

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

        As of May 31, 1997 and 1996, the Company has recorded estimated reclamation obligations, including standby costs, of $725,900, as reflected in reclamation and other long-term, liabilities in the accompanying financial statements. In addition, the GMMV, in which the Company is a 25% equity investor, has recorded a $23,620,000 liability for future reclamation and closure costs. See GMMV discussion below for likelihood of liabilities being incurred by the Company. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

        The Company and USE currently have four mineral properties or investments that account for most of its environmental obligations. The Company is a partner in SMP, a joint venturer in the GMMV, and owns an interest in Plateau and SGMC. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

Sheep Mountain Partners ("SMP")

        The Company and USE agreed to assume the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Crooks Gap properties, which are part of SMP. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 1995 and the balance in the reclamation liability account at May 31, 1997 of $1,451,800, ($725,900 or 50% of which is recorded in the accompanying balance sheet), was determined by the Company and the regulatory authorities to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company and USE self bonded this obligation by mortgaging certain of their real estate holdings. A portion of the funds for the reclamation of SMP's properties is expected to be provided by SMP which has agreed to pay up to $.50 per pound of uranium to the Company and USE for

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

reclamation work, as the uranium is produced from the properties. The final outcome of the arbitration proceedings with Nukem and CRIC could result in changes to these agreements between the parties.

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

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

        Although  Crested  and  the  other  GMMV  parties  are  liable  for  all reclamation and environmental compliance costs associated with Mill and site maintenance, as well as Mill decontamination and cleanup and site reclamation and cleanup after the Mill is decommissioned, Crested believes it is unlikely Crested will have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs may be within the $50,000,000 development commitment of Kennecott Uranium Company for GMMV subject to the provisions of the Acquisition Agreement. These costs are not expected to increase materially, if the Mill is not put into full operation. Second, to the extent GMMV is required to spend money on reclamation and environmental liabilities related to previous Mill and site operations during ownership by Minerals Exploration Company (a UNOCAL subsidiary), UNOCAL has agreed to fund up to $8,000,000 of such costs (provided such costs are incurred before February 1, 2001 and before Mill production resumes), which would be recoverable only out of future Mill production (see above). Third, payment of the GMMV reclamation and environmental liabilities related to the mill is guaranteed by Kennecott Corporation, parent of Kennecott Uranium Company. Last, GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities once mining and milling commences. To date, ongoing Mill maintenance expense is funded by Kennecott as part of its development commitment.

        Kennecott will be entitled to contribution from the USE parties in proportion to their participation interests in GMMV, if Kennecott is required to pay Mill cleanup costs directly pursuant to its guarantee. Such payments by Kennecott only would be reimbursed if the liabilities cannot be satisfied within the initial $50,000,000 expenditure commitment, and then only to the extent there are insufficient funds from the reclamation reserve (to be built up out of GMMV operating revenues). In addition, if and to the extent such liabilities resulted from UNOCAL's Mill operations, and payment of the liabilities was required before February 1, 2001 and before Mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL, before Kennecott would be required to pay on its guarantee. Accordingly, although the extent of any ultimate Crested liability for contribution to Mill cleanup costs cannot be predicted, USE and Crested will only be required to pay its proportional share of Mill cleanup if a) the liabilities cannot be satisfied with the initial $50,000,000 expenditure commitment from Kennecott, b) there are insufficient funds from the reclamation reserve to be built up out of GMMV operating revenues and c) payments are not available from UNOCAL. As of June 1997, the obligation to continue to hold the mill in a standby mode to protect certain tax benefits sold by Consumers Power expired and the Company and USE are no longer under this obligation.

Sutter Gold Mining Company ("SGMC")

        SGMC which is currently owned 3.2% by the Company, 30.7% by USE and 66.1% by other investors, owns interests in gold mineral properties in California. Currently, the property is in development and costs consist of drilling, permitting, holding costs and administrative costs. No substantial mining has been completed, although a 2,800 foot decline through the identified ore zones for an underground mine was acquired in the purchase. SGMC's policy is to provide reclamation reserves as ore is produced on a unit-of-production basis. Current reclamation obligations are covered by a $27,000 reclamation bond, which SGMC has recorded as a reclamation liability as of May 31, 1997.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

Plateau Resources Limited ("Plateau")

        The environmental obligations acquired with the acquisition of Plateau include all environmental and reclamation obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In addition, Plateau has recorded additional obligations for the estimated holding and maintenance costs needed until the mill is placed in service or decommissioning begins. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational. As of June 1997, the obligation to continue to hold the Shootaring Canyon Mill in a standby mode to protect certain tax benefits associated with the Mill and sold by Consumers Power expired. The Company and USE used the funds held for this purpose to increase the NRC surety cash bond.

Executive Benefits

        The Company and USE are committed to pay the estates of certain of their officers an amount equal to one year's salary for one year after their death, and reduced amounts to be set by the Board of Directors, for a period of up to five years thereafter.

                                    PART III

        In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 1997, the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders. The information regarding the remaining executive officer is contained in Part I of this report.

ITEM 11.       EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

        The information required by Item 12 is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, REPORTS AND FORM 8-K.

(a)  The following financial statements are filed as a part of this Report as
     Item 8:

                                                                     Page No.
(1)  Financial Statements

     Registrant and Affiliate

     Report of Independent Public Accountants................................49


     Consolidated Balance Sheets - May 31, 1997 and 1996..................50-51

     Consolidated Statements of Operations
     for the Years Ended May 31, 1997, 1996 and 1995 ........................52

     Consolidated Statements of Shareholders'
     Equity for the Years Ended May 31, 1997, 1996 and 1995..................53

     Consolidated Statements of Cash Flows
     for the Years Ended May 31, 1997, 1996 and 1995......................54-55

     Notes to Consolidated Financial
     Statements...........................................................56-84

     (ii) Affiliate Financials as Schedules

         (a) Green Mountain Mining Venture

             Report of Independent Public Accountants........................93

             Balance Sheet - December 31, 1996 and 1995......................94

             Statement of Operations for the Period
             from June 1, 1990 (Date of Inception)
             through December 31, 1996.......................................95

             Statement of Changes in Partners' Capital
             for the Period from June 1, 1990 (Date of
             Inception) through December 31, 1996............................96

             Statement of Cash Flows for the Period
             from June 1, 1990 (Date of Inception)
             through December 31, 1996.......................................97

             Notes to Financial Statements...............................98-103

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

                Balance Sheets - May 31, 1997 and 1996........................*

                Statements of Operations - Years Ended
                May 31, 1976, 1996 and 1995...................................*

                Statements of Changes in Partners' Capital - Years Ended
                May 31, 1997, 1996 and 1995...................................*

                Statements of Cash Flows - Years Ended
                May 31, 1997, 1996 and 1995...................................*

                Notes to the Financial Statements.............................*

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

(3)     Exhibits Required to be Filed.

  Exhibit                                                        Sequential
    No.                           Title of Exhibit                Page No.

   3.1      Restated Articles of Incorporation..........................[1]

   3.4      By-Laws.....................................................[2]

   4.1      USE 1989 Incentive Stock Option Plan
            as Amended through 12/95....................................[9]

   4.2      Form of Stock Option Agreement and
            Schedule, Options issued 1992...............................[9]

   4.3      Form of Stock Option Agreement and
            Schedule, Options issued 1/96...............................[9]

   4.4      USE Restricted Stock Bonus Plan
            as Amended through 2/94.....................................[9]

   4.5      Amendment to Warrant to Purchase 200,000
            Common Shares of USE.......................................104

   4.6      Amendment to USE 1989 Incentive Stock
            Option Plan (12/13/96).....................................105

   4.7      USE 1996 Stock Award Program (Plan)....................106-107

   4.8      USE Restated 1996 Stock Award Plan and Amendment to
            USE 1990 Restricted Stock Bonus Plan...................108-111

   10.1     Promissory Note from Crested to USE (5/31/97)..........112-113

   10.2     Management Agreement - USE - CC.............................[3]

   10.3     Joint Venture Agreement - Registrant and USE................[2]

   10.4     U.S. Energy Corp. Employee Stock Ownership Plan.............[2]

   10.5     Assignment and Lease - Parador..............................[3]

   10.6     Employment Agreement - Daniel P. Svilar.....................[2]

   10.7     Executive Officer Death Benefit Plan........................[2]

   10.9     Big Eagle Acquisition Agreement with PMC....................[4]

   10.10    Ft. Peck Agreement - Drilling and Production Services.......[3]

   10.17    Sweetwater Mill Acquisition Agreement.......................[3]

   10.18    Self Bond Agreement - Crooks Gap Properties....................[1]

   10.21    Master Agreement - Mt. Emmons/AMAX Inc.........................[5]

   10.23    Crooks Gap Property Acquisition Agreement......................[6]

   10.26    Memorandum of Partnership Agreement - GMMV.....................[2]

   10.27    Mineral Properties Agreement - Congo Area - PMC................[2]

   10.29    Memorandum of Partnership Agreement - SMP......................[1]

   10.30    Plateau Acquisition - Stock Purchase Agreement
            and Related Exhibits...........................................[7]

   10.41    Option and Sales Agreements -
            Gunnison Property Parcel A.....................................[8]

   10.42    Option and Sales Agreements -
            Gunnison Property Parcel B.....................................[8]

   10.43    Contract for Sale of Wind River Estates
            to Arrowstar...................................................[9]

   10.44    Contract for sale of Jeffrey City Six-Plex
            to Tag Development, Inc........................................[9]

   10.45    Development Agreement with First-N-Last........................[9]

   10.46    Operating Agreement with First-N-Last..........................[9]

   10.49    Acquisition Agreement between
            Kennecott Uranium Company,
            USE and USECC regarding GMMV (6/23/97).....................114-148

   10.50    Exhibit A to Acquisition Agreement (see 10.49)
            Promissory Note from Kennecott Uranium Company to
            Kennecott Energy Company regarding GMMV ...................149-153

   10.51    Exhibit B to Acquisition Agreement (see 10.49)
            Mortgage, Security Agreement, Financing Statement and
            Assignment of Proceeds, Rents and Leases...................154-183

   10.52    Exhibit G to Acquisition Agreement
            (see 10.49) - Contract Services Agreement
            for the Sweetwater Uranium Mill Facility...................184-217

   10.53    Exhibit H to Acquisition Agreement
            (see 10.49) - Mineral Lease Agreement .....................218-245

   10.54    Exhibit I to Acquisition Agreement (see 10.49) - Fourth
            Amendment of Mining Venture Agreement among
            Kennecott Uranium Company, USE and USECC...................246-257

   10.55    Master Resolution Agreement
            regarding Gunnison Properties..............................258-262

   10.56    Membership Pledge Agreement
            regarding Gunnison Properties..............................263-269

   10.57    Management Agreement between SGMC and USECC................270-286

   10.58    Outsourcing and Lease Agreement between YSFC and USECC.....287-290

   10.59    Convertible Promissory Note from YSFC to USECC.............291-293

   21       Subsidiaries of Registrant.....................................294


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

   [9] Incorporated by reference from the like- numbered exhibits of the Registrant's Form 10-K for the year ended May 31, 1996.

(b) Reports filed on Form 8-K.

            During the fourth quarter of the fiscal year ended on May 31, 1997, the Registrant filed one report on Form 8-K under Item 5, Other Events, reporting an event of March 6, 1997.

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

                                                   CRESTED CORP.
                                                   (Registrant)


Date:   September 10, 1997             By:      /S/ JOHN L. LARSEN
                                              ----------------------------------
                                              JOHN L. LARSEN,
                                              Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   September 10, 1997             By:      /S/ JOHN L. LARSEN
                                              ----------------------------------
                                              JOHN L. LARSEN, Director


Date:   September 10, 1997             By:      /S/ MAX T. EVANS
                                              ----------------------------------
                                              MAX T. EVANS, Director


Date:   September 10, 1997             By:      /S/ DANIEL P. SVILAR
                                              ----------------------------------
                                              DANIEL P. SVILAR, Director


Date:   September 12, 1997             By:      /S/ MICHAEL D. ZWICKL
                                              ----------------------------------
                                              MICHAEL D. ZWICKL, Director


Date:   September ___, 1997            By:
                                              ----------------------------------
                                              KATHLEEN R. MARTIN, Director


Date:   September 12, 1997             By:      /S/ ROBERT SCOTT LORIMER
                                              ----------------------------------
                                              ROBERT SCOTT LORIMER,
                                              Principal Financial Officer and
                                              Chief Accounting Officer

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)


                    Report on Audits of Financial Statements
                  as of December 31, 1996 and 1995 and for the
                  years ended December 31, 1996, 1995 and 1994,
                          and the period from inception
                       (June 1, 1990) to December 31, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Members of the Management Committee of Green Mountain Mining Venture
Riverton, Wyoming

We have audited the accompanying balance sheet of Green Mountain Mining Venture (A Joint Venture in the Development Stage) as of December 31, 1996 and 1995, and the related statements of operations, changes in Venture partners' capital, and cash flows for the years ended December 31, 1996, 1995 and 1994, and the period from inception (June 1, 1990) to December 31, 1996. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Mining Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, and the period from inception (June 1, 1990) to December 31, 1996, in conformity with generally accepted accounting principles.


   /s/  Coopers & Lybrand L.L.P.


Salt Lake City, Utah
May 6, 1997, except for Note 5, as
to which the date is June 17, 1997

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                                  BALANCE SHEET
                                     ------

                                                                   AS OF DECEMBER 31,
                                                               1996                  1995
                 ASSETS
Assets:
   Due from USECC                                         $    -                $        1,212
   Property and equipment (Note 3):
      Mineral properties and mine development costs           22,812,077            22,443,305
      Buildings                                               24,815,009            24,815,009
      Machinery and equipment                                    403,000             -
                                                          --------------        --------------
                                                              48,030,086            47,258,314
                                                          --------------        --------------
               Total assets                               $   48,030,086        $   47,259,526
                                                          ==============        ==============

   LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Due to USECC                                           $      469,032        $    -
   Reclamation liabilities (Note 3)                           23,620,000            23,620,000
                                                          --------------        --------------

               Total liabilities                              24,089,032            23,620,000
                                                          --------------        --------------

   Commitments and contingencies (Notes 3 and 4)

   Partners' capital:
      Kennecott Uranium Company                               11,970,527            11,819,763
      USECC                                                   11,970,527            11,819,763
                                                          --------------        --------------
                                                              23,941,054            23,639,526
                                                          --------------        --------------
               Total liabilities and partners' capital    $   48,030,086        $   47,259,526
                                                          ==============        ==============


                            The accompanying notes are an integral
                              part of these financial statements

                                 GREEN MOUNTAIN MINING VENTURE
                          (A Joint Venture in the Development Stage)

                                      STATEMENT OF OPERATIONS
                                              -------


                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                                   (JUNE 1, 1990)
                                            YEAR ENDED DECEMBER 31,                TO DECEMBER 31,
                                    -------------------------------------------    ---------------
                                       1996          1995             1994              1996
                                   ------------   ------------   --------------    ---------------
Cost and expenses:
   Maintenance and holding costs   $  1,838,820   $  1,697,234   $    1,877,528     $    9,457,836
   Marketing costs                   -              -                    85,676            247,598
                                   ------------   ------------   --------------     --------------

      Net loss                     $  1,838,820   $  1,697,234   $    1,963,204     $    9,705,434
                                   ============   ============   ==============     ==============

                            The accompanying notes are an integral
                              part of these financial statements.

                                 GREEN MOUNTAIN MINING VENTURE
                          (A Joint Venture in the Development Stage)

                          STATEMENT OF CHANGES IN VENTURE PARTNERS CAPITAL
                                                -----


                                                                                       Period from
                                                                                         inception
                                                                                      (June 1, 1990)
                                            YEAR ENDED DECEMBER 31,                   TO DECEMBER 31,
                                   ----------------------------------------------     ---------------
                                       1996             1995             1994              1996
                                   ------------     ------------     ------------     ---------------

Balance at beginning of period     $ 11,819,763     $ 11,510,240     $ 11,348,745     $   -
   Kennecott Uranium Company         11,819,763       11,510,240       11,348,745

Capital Contributions (Note 1):
   Kennecott Uranium Company          1,070,174        1,158,140        1,143,097        16,823,244
   USECC                              1,070,174        1,158,140        1,143,097        16,823,244

Net loss:
   Kennecott Uranium Company           (919,410)        (848,617)        (981,602)       (4,852,717)
   USECC                               (919,410)        (848,617)        (981,602)       (4,852,717)

Balance at end of period:
   Kennecott Uranium Company       $ 11,970,527     $ 11,819,763     $ 11,510,240     $  11,970,527
   USECC                           $ 11,970,527     $ 11,819,763     $ 11,510,240     $  11,970,527


                            The accompanying notes are an integral
                              part of these financial statements

                                 GREEN MOUNTAIN MINING VENTURE
                          (A Joint Venture in the Development Stage)

                                     STATEMENT OF CASH FLOWS
                                             -----


                                                                                                    PERIOD FROM
                                                                                                     INCEPTION
                                                                                                   (JUNE 1, 1990)
                                                               YEAR ENDED DECEMBER 31,             TO DECEMBER 31,
                                                  ---------------------------------------------    ---------------
                                                       1996             1995            1994            1996
                                                  -------------    ------------    ------------    ---------------
Cash flows from operating activities:
   Net loss                                       $ (1,838,820)    $(1,697,234)    $(1,963,204)    $  (9,705,434)
   Increase (decrease) in due to and due from
      USECC                                            329,171         (47,889)        (34,782)          298,447
                                                  ------------     -----------     -----------     -------------
      Net cash used in operating activities         (1,509,649)     (1,745,123)     (1,997,986)       (9,406,987)
                                                  ------------     -----------     -----------     -------------

Cash flows from investing activities:
   Cost of buildings, mineral properties mine
      development, and machinery and equipment        (771,772)       (555,448)       (283,194)       (8,683,086)
   Increase (decrease i due to and due from
      USECC                                            141,073         (15,709)         (5,014)          170,585
                                                  ------------     -----------     -----------     -------------
      Net cash used in investing activities           (630,699)       (571,157)       (288,208)       (8,512,501)
                                                  ------------     -----------     -----------     -------------

Cash flows from financing activities:
   Capital contributions                             2,140,348       2,316,280       2,286,194        17,919,488
                                                  ------------     -----------     -----------     -------------

      Net change in cash and cash equivalents      $    -          $    -          $    -          $      -
                                                   ===========     ===========     ===========     =============

Cash and cash equivalents:
   At beginning of period                          $    -          $    -          $    -          $      -
   At end of period                                     -               -               -                 -

Supplemental schedule of non-cash activities:

During 1990 and 1992 the Venture acquired
  mineral  properties an an established
  uranium  processing  milling  exchange
  for  the  assumption  of  reclamation
   liabilities associated with the
   properties.                                                    $ 23,620,000
In 1990 the Venture partners contributed mineral
   properties and buildings which were recorded
   at the contributing partners' historical cost.                 $ 15,727,000


                            The accompanying notes are an integral
                              part of these financial statements




                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS



1.      ORGANIZATION OF THE JOINT VENTURE:

        Green Mountain Mining Venture ("GMMV" or the "Venture") is a joint venture with a 30 year life, formed by U.S. Energy Corp. ("USE"), Crested Corp. ("Crested") and Kennecott Uranium Company ("Kennecott"), the Venture partners, to explore for, evaluate, develop, mine and market the mineral resources from the Green Mountain properties located in south-central Wyoming. Kennecott has a 50% interest in GMMV, and USE and Crested ("USECC") collectively have a 50% interest. GMMV was formed June
        1,  1990,  with  each  partner  contributing  its  portion  of the Green
        Mountain  properties.  Kennecott  acquired  its  portion  of  the  Green
        Mountain properties from USECC in 1990 for a cash payment of $15.0 million. Thereafter, the partners are required to contribute funds based upon their respective participating interests, subject to certain provisions as provided for in the joint venture agreement.

        Kennecott has agreed to contribute the first $50 million of operating and development expenses pursuant to Management Committee budgets. As of May 6, 1997, the Management Committee has not approved a budget for the year ending December 31, 1997. Kennecott has also agreed to pay a disproportionate share (up to an additional $45,000,000) of GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30,000,000 of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for the next $15,000,000 of such operating expenses).

        Through December 31, 1996, Kennecott has contributed  $17,919,488 to the
        Venture for operating and development expenses. During this period, 50% of the capital contributions made by Kennecott have been allocated to USECC. Income or loss and the cash flows from the Venture will be allocated 50% to Kennecott and 50% to USECC. The allocation of the USECC portion of cash flows will be determined by the ownership interests of USE and Crested in the various GMMV properties.

        Effective October 29, 1992,  Kennecott  replaced USECC as manager of the
        Venture. Kennecott contracts with USECC to perform work on behalf of the Venture.

                                    Continued




                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued


1.      ORGANIZATION OF THE JOINT VENTURE, Continued:

        Through December 31, 1996, the activities of the Venture have consisted primarily of the development and maintenance of the Green Mountain properties. While these activities are expected to continue in the future, additional development at substantially higher annual levels is required prior to the commencement of commercial production. Such commencement is not expected to occur until the venture partners have agreed that all economic and other conditions justify such commencement.
        Therefore, the Venture is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Mineral  properties  contributed  to the  Venture  were  recorded at the partners' historical cost at the date of contribution. Costs incurred in the acquisition of mineral properties are capitalized and either charged to  operations  on the  units-of-production  method  over the  estimated reserves  to be  recovered  or  charged  to  operations  at the time the property is sold or abandoned. Mine development costs incurred either to expand  the  capacity  of  operating  mines,  develop  new ore bodies or
        develop  mine  areas   substantially   in  advance  of  production   are
        capitalized and charged to operations on the units-of-production  method over  the  estimated  reserves  to be  recovered.  Amortization  of mine properties and  development  costs will commence when mining  operations start.  Mine  development  costs  incurred  to maintain  production  are included in operating costs and expenses.  Maintenance and holding costs are expensed as incurred.

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


                                    Continued




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

3.      BUILDINGS, MINERAL PROPERTIES AND MINE DEVELOPMENT COSTS:

        USECC conducts operations at the mine site on behalf of the Venture. All accounts payable are due to USECC for costs incurred by USECC in the normal course of business on behalf of GMMV. Through December 31, 1996
        Kennecott had reimbursed USECC for substantially all development costs incurred.

                                    Continued




                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued



3.      BUILDINGS, MINERAL PROPERTIES AND MINE DEVELOPMENT COSTS, Continued:

        Building, mineral property and mine development costs incurred by each of the Venture partners are as follows:

                                                                              Period from
                                                                               inception
                                                                            (June 1, 1990)
                                    YEAR ENDED DECEMBER 31,                 TO DECEMBER 31,
                          ---------------------------------------------     ---------------
                           1996             1995              1994               1996
                        ------------     ------------      ------------     --------------
        Kennecott             31,597           43,626           137,482          2,732,181
                        ------------     ------------      ------------     --------------

        Total           $    771,772     $    555,448      $    283,194     $    8,683,086
                        ============     ============      ============     ==============

        In December 1990, GMMV acquired additional mineral properties in exchange for the assumption of reclamation liabilities associated with those properties of $7.3 million. In 1992, GMMV acquired an established uranium processing mill (the Sweetwater Mill) in exchange for the assumption of reclamation liabilities associated with this property of $16.3 million. Such amounts represent the estimated costs at the acquisition date to reclaim these properties. Kennecott, on behalf of GMMV, is self-bonded in the amount of $24.3 million, which is payable to the Wyoming Department of Environmental Quality ("WDEQ") and the U.S. Nuclear Regulatory Commission in the event GMMV does not properly reclaim the above properties or violates the Wyoming Environmental Quality Act. Before the earlier of January 1, 2001, and resumption of production, if the GMMV is required to incur reclamation or environmental costs, the seller of the mill will be liable for the first $8 million of these costs at the Sweetwater Mill.

        The Venture properties include state leases which will expire in May 2001 and October 2006. All fees required to hold the unpatented mining claims have been paid to the state of Wyoming as of December 31, 1996.


                                    Continued

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued



3.      BUILDINGS, MINERAL PROPERTIES AND MINE DEVELOPMENT COSTS, Continued:

        At December 31, 1996 and 1995, costs capitalized as property and equipment are composed of the following:

                                                  1996                1995
                                            --------------       -------------
               Acquisition costs            $   39,347,000       $  39,347,000
               Development costs                 8,683,086           7,911,314
                                            --------------       -------------

                                            $   48,030,086       $  47,258,314
                                            ==============       =============

        Acquisition costs include the partners' initial contribution of mineral properties and buildings recorded at the contributing partners' historical cost of $15,727,000 and mineral properties and buildings acquired in exchange for the assumption of reclamation liabilities totaling $23,620,000.

4.      CONTINGENCIES:

        In June 1994, Kennecott was served with a complaint filed by Nukem Inc. (Nukem) and Cycle Resource Investment Corporation (Cycle). The complaint alleges that when Kennecott entered into the Green Mountain Mining
        Venture with USE on June 1, 1990, that Kennecott interfered with a Uranium Marketing Agreement (UMA) between Nukem and USE and the Sheep Mountain Partners Partnership Agreement (SMPA) between USE and Cycle. Nukem and Cycle are each seeking damages in excess of $14 million and punitive damages.

        The case was stayed pending the conclusion of an arbitration proceeding between Cycle, Nukem and USE. The arbitration panel entered its order in April 1996, and the stay in this case was lifted. The arbitration panel held against Nukem in material respects stating that, even if the UMA had been breached, Nukem suffered no damages thereby. The panel denied the relief that Cycle sought for alleged breach of the SMPA. Accordingly, on January 6, 1997, Kennecott filed a motion for summary judgment contending, among other things, that the arbitration findings collaterally estop all claims asserted by Nukem and Cycle. The motion is currently pending. If the motion is denied,


                                    Continued

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)
                    NOTES TO FINANCIAL STATEMENTS, Continued



4.      CONTINGENCIES, Continued:

        the case will proceed to trial scheduled in 1997. Kennecott intends to vigorously prosecute the summary judgment motion, and to vigorously defend the litigation in the event the motion is denied.

        Although the Venture is not a party to the complaint filed by Nukem and Cycle, the ultimate resolution of this contingency could have an impact on the properties held by the Venture.

5.      SUBSEQUENT EVENT:

        Subsequent to year end, Kennecott and USECC continued negotiations whereby the parties are attempting to extract Kennecott from the GMMV. These negotiations contemplate USECC buying out the Kennecott interest in GMMV. No assurance can be given that the negotiations will be successfully concluded.


                                    Continued