Form 10-K/A
period 1997-05-31
CRESTED CORP
filed 1997-10-15
CIK 25657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

        1997 Annual Meeting Proxy Statement for the fiscal year ended May 31, 1997, into Items 10-13 of Part III of the filing.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K/A includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1937, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, the disclosures concerning future prices in the uranium market, and disclosures about the Green Mountain Mining Venture development schedule for the Wyoming properties, the plan of operations for Yellow Stone Fuels Corp. and Sutter Gold Mining Company (subsidiaries of Crested Corp.) and the projected operating status for Plateau Resources Limited's Shootaring Canyon uranium mill in Utah, a wholly-owned subsidiary of U.S. Energy Corp. (Crested Corp.'s parent), are forward-looking statements.

        Although Crested Corp. believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Annual Report. The forward-looking statements should be carefully considered in the context of all the information set forth in this Annual Report.

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

NET REVENUES BY CRESTED SEGMENT

        Percentage contributions by the two Crested segments in the last three fiscal years were:

                                   PERCENTAGE OF NET REVENUE DURING YEAR ENDED
                                   -------------------------------------------
                                    May 31,          May 31,           May 31,
                                     1997             1996              1995
                                   --------         --------          ------

Minerals                              6%              62%                4%
Commercial Operations                29%              16%               35%

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

        In order to concentrate the efforts of USECC on conventional uranium mining using the Shootaring and Sweetwater Mills, USECC decided to take a minority position in Yellow Stone Fuels, Inc. and not be directly involved in properties believed suitable for the production of uranium through the in-situ leach ("ISL") mining process. USECC will have first call on any uranium ore bodies YSFC discovers which are amenable to conventional mining and milling and YSFC will have a call on ore bodies discovered by USECC amenable to the ISL process. In the ISL process, groundwater fortified with oxidizing agents is pumped into the ore body, causing the uranium contained into the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to a dried form of uranium which is shipped to conversion facilities for eventual sale. Generally, the ISL process is more cost effective and environmentally benign compared to conventional underground mining techniques. In addition, less time may be required to bring an ISL mine into operation than to permit and build a conventional mine.

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

                                                NUEXCO EXCHANGE VALUE
             Years Ended                         US $/POUND OF U3O8
                                                 ------------------
               MAY 31,                        HIGH                   LOW
            -------------                     ----                   ---
               1992                         $  9.05              $  7.75
               1993                           10.05                 7.75
               1994                           10.20                 9.25
               1995                           11.00                 9.50
               1996                           16.60                13.00
               1997*                          14.80                10.30

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


        (1) Includes $725,900,  $725,900,  $725,900,  $847,800  and  $847,800 of
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


Liquidity and Capital Resources at May 31, 1997

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

        Accounts receivable affiliates increased by $454,600 primarily as a result of increased amounts due to USECC from GMMV, $406,100 and SGMC of $56,000. These amounts were paid after May 31, 1997. At May 31, 1996, the Company owed $88,000 on the line of credit of $1,000,000 that the Company and USE have. During fiscal 1997, this amount was paid off and at May 31, 1997 a total of $1,000,000 remained available to the Company and USE on the line of credit.

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

        Reclamation work on any of the above properties need not be fully completed until a decision is made to abandon the properties, or as otherwise required by regulatory agencies. Reclamation and environmental costs associated with any of these properties are not expected to require Crested funding in fiscal 1998, because such costs are not anticipated to be incurred for many years.

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

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 and 1995
                                   (continued)

                                                        Year Ended May 31,
                                           -----------------------------------------
                                              1997            1996            1995
                                              ----            ----            ----
Expected federal income tax benefit        $(453,700)      $(397,400)      $(491,900)
Capital loss carryforward                      --             --            (269,900)
Other                                        (52,600)       (204,500)        (37,900)
Valuation allowance                          506,300         601,900         799,700
                                           ---------       ---------       ---------
Income taxes                               $   --          $  --           $   --
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

                                                   CRESTED CORP.
                                                   (Registrant)


Date:   October 14, 1997               By:      /S/ JOHN L. LARSEN
                                              ----------------------------------
                                              JOHN L. LARSEN,
                                              Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   October 14, 1997               By:      /S/ JOHN L. LARSEN
                                              ----------------------------------
                                              JOHN L. LARSEN, Director


Date:   October 13, 1997               By:      /S/ MAX T. EVANS
                                              ----------------------------------
                                              MAX T. EVANS, Director


Date:   October 14, 1997               By:      /S/ DANIEL P. SVILAR
                                              ----------------------------------
                                              DANIEL P. SVILAR, Director


Date:   October 14, 1997               By:      /S/ MICHAEL D. ZWICKL
                                              ----------------------------------
                                              MICHAEL D. ZWICKL, Director


Date:   October ___, 1997              By:
                                              ----------------------------------
                                              KATHLEEN R. MARTIN, Director


Date:   October 14, 1997               By:      /S/ ROBERT SCOTT LORIMER
                                              ----------------------------------
                                              ROBERT SCOTT LORIMER,
                                              Principal Financial Officer and
                                              Chief Accounting Officer

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