Form 10-Q
period 1997-08-31
CRESTED CORP
filed 1997-10-20
CIK 25657

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the  fiscal  quarter  ended AUGUST 31, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number   0-8773

                                  CRESTED CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     COLORADO                                               84-0608126
-------------------------------------------------     --------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     877 NORTH 8TH WEST, RIVERTON, WY                    82501
-------------------------------------------------     --------------------------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone Number, including area code:      (307) 856-9272
                                                      -------------------------


                                      NONE
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES   X             NO

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at October 17, 1997
---------------------------------------     -----------------------------------
      Common stock, $.001 par value                  10,302,694 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                       PAGE NO.
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

             Condensed Consolidated Balance Sheets
                August 31, 1997 and May 31, 1997.............................

             Condensed Consolidated Statements of Operations
                Three Months Ended August 31, 1997 and 1996..................

             Condensed Consolidated Statements of Cash Flows
                Three Months Ended August 31, 1997 and 1996..................

             Notes to Condensed Consolidated Financial Statements............

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................

PART II.   OTHER INFORMATION

ITEM 1.      Legal Proceedings...............................................

ITEM 6.      Exhibits and Reports on Form 8-K................................

             Signatures......................................................

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                           CRESTED CORP. AND AFFILIATE

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    August 31,             May 31,
                                                       1997                 1997
                                                  --------------       --------------
                                                    (Unaudited)         (Unaudited)

CURRENT ASSETS:
   Cash                                           $   1,451,900        $       37,100
   Accounts receivable
      Trade                                              90,500                63,900
      Affiliates                                        887,800               596,200
   Current portion of long-term receivable
      Related parties                                   308,700               304,000
      Other                                              79,000               --
   Inventory and other                                   32,700                48,300
                                                  -------------        --------------
         TOTAL CURRENT ASSETS                         2,850,600             1,049,500

LONG-TERM NOTES RECEIVABLE                              406,700               474,600

INVESTMENTS IN AFFILIATES                             1,845,300             1,796,800

INVESTMENT IN CONTINGENT WARRANT                        651,000                651,000

PROPERTIES AND EQUIPMENT                              5,213,300             5,181,300
   Less accumulated depreciation,
   depletion and amortization                        (3,061,800)           (3,017,700)
                                                  -------------        --------------
                                                      2,151,500             2,163,600

OTHER ASSETS                                            150,400               150,200
                                                  -------------        --------------
                                                  $   8,055,500        $    6,285,700
                                                  =============        ==============




                   See notes to Condensed Consolidated Financial Statements.

                                     CRESTED CORP. AND AFFILIATE

                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         August 31,             May 31,
                                                            1997                 1997
                                                       -------------         -------------
                                                        (Unaudited)           (Unaudited)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses             $      76,000        $      556,600
     Deferred income                                       2,000,000               --
     Current portion of long-term debt (Note 4)
        Affiliates                                         6,039,600             6,023,400
        Others                                                 3,700                12,400
                                                       -------------        --------------
TOTAL CURRENT LIABILITIES                                  8,119,300             6,592,400

LONG-TERM DEBT                                                12,800                15,800

ACCRUED RECLAMATION COSTS (Note 5)                           725,900               725,900

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
     65,000 shares                                            43,900                43,900

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value;
        authorized, 100,000 shares;
        none issued or outstanding                           --                    --
     Common stock, $.001 par value;
        authorized 20,000,000 shares;
        issued 10,237,694 shares                              10,200                10,200
     Additional paid-in capital                            6,375,400             6,375,400
     Accumulated deficit                                  (7,232,000)           (7,477,900)
                                                       -------------        --------------
                                                            (846,400)           (1,092,300)
                                                       -------------        --------------
                                                       $   8,055,500        $    6,285,700
                                                       =============        ==============



                   See notes to Condensed Consolidated Financial Statements.

                                 CRESTED CORP. AND AFFILIATE

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                            August 31,
                                                  ----------------------------
                                                     1997                1996
                                                     ----                ----
REVENUES:
   Mineral sales                                  $ 429,300         $  --
   Oil and gas sales                                 24,300             19,500
   Mineral property transactions                     28,800             20,900
   Interest                                          28,300              6,400
   Rental                                           220,700             27,400
   Gain on sale of assets                               400            --
   Other                                            155,000            111,100
                                                  ---------         ----------
                                                    886,800            185,300

COSTS AND EXPENSES:
   Cost of sales                                     27,600             26,500
   Mineral operations                               187,400             81,400
   Interest expense                                   4,400              7,500
   General and administrative                       330,100            179,000
   Depreciation and amortization                     44,100             44,100
                                                  ---------         ----------
                                                    593,600            338,500
                                                  ---------         ----------

INCOME (LOSS) BEFORE EQUITY LOSS
   AND INCOME TAX PROVISION                          293,200          (153,200)

EQUITY IN (LOSS) GAIN
   INCOME OF AFFILIATE                              (47,300)           (58,800)
                                                  ---------         ----------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                 245,900           (212,000)

PROVISION FOR INCOME TAXES                         --                  --
                                                  ---------         ----------

NET INCOME (LOSS)                                 $ 245,900         $ (212,000)
                                                  =========         ==========

NET INCOME (LOSS) PER SHARE                       $     .02         $     (.02)
                                                  =========         ==========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                             10,302,694        10,213,094
                                                  ==========        ==========



            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                      August 31,
                                                            ------------------------------
                                                                1997               1996
                                                                ----               ----
                                                             (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $   245,900        $ (212,000)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation, depletion and amortization                44,100            44,100
         Equity loss from investments                            47,300            58,800
         Deferred income                                      2,000,000           --
      Net changes in components
         of working capital                                    (783,400)          (83,700)
                                                            -----------        ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                        1,553,900          (192,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable                                 (27,500)          (77,900)
   Proceeds from collection
      of notes receivable                                        11,700            33,900
   Investments in affiliates                                    (95,800)         (105,200)
   Purchase of property and equipment                           (32,000)           (6,400)
                                                            -----------        ----------
NET CASH (USED IN)INVESTING ACTIVITIES                         (143,600)         (155,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in debt                                              16,200           331,400
   Payment on long-term debt                                    (11,700)             (900)
                                                            -----------        ----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                           4,500           330,500
                                                            -----------        ----------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                  1,414,800           (17,900)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           37,100            52,600
                                                            -----------        ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              1,451,900            34,700
                                                            -----------        ----------

SUPPLEMENTAL DISCLOSURES:

   Interest paid                                            $     4,400        $    7,500
                                                            ===========        ==========



                   See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        1) The Condensed Consolidated Balance Sheet as of August 31, 1997, the Condensed Consolidated Statements of Operations for the three months ended August 31, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 1997 and 1996, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet of May 31, 1997, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant and its affiliate as of August 31, 1997 and May 31, 1997, the results of operations for the three months ended August 31, 1997 and 1996, and the cash flows for the three months then ended.

        2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1997 Form 10-K. The results of operations for the periods ended August 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

        3) The condensed consolidated financial statements of the Registrant include its proportionate share of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by Registrant and 50% by Registrant's parent, U.S. Energy Corp. (USE). All material intercompany profits and balances have been eliminated.

        4) Debt consists primarily of the balance on a note payable to the Registrant's parent USE of $6,039,600. The remaining long-term debt of $12,800 is for various equipment loans through financial institutions.

        5) Accrued reclamation obligations of $725,900 are the Registrant's share of the reclamation liability at the Crooks Gap Mining District. This reclamation work may be performed over several years.

        6) Certain reclassifications have been made in the May 31, 1997 financial statements to conform to the classifications used in August 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        On June 23, 1997, the Company and its parent company, U.S. Energy Corp. ("USE"), entered into an Acquisition Agreement with Kennecott Uranium Company ("Kennecott") whereby the Company and USE received a signing bonus from Kennecott of $4,000,000 and a loan to develop the Green Mountain Mining Venture ("GMMV") properties of $16,000,000. The $4,000,000 is forfeitable until such time as a closing takes place on December 1, 1997 or certain other actions are taken by the Company and USE at that date. The $4,000,000, one half of which is attributable to the Company, is therefore carried on the liability portion of the balance sheet as a current deferred income item. Additionally, the Company received cash from the sale of uranium under the Sheep Mountain Partners ("SMP") contracts of $429,300; its advance royalty from Cyprus Amax of $28,000; $220,000 from the rental of equipment to the GMMV and real estate properties, and $109,800 in the form of management fees. The receipt of these funds increased the Company's liquidity position significantly.

        The Company utilized $143,600 in its investing activities during the three months ended August 31, 1997. This was primarily as a result of the Company and USE funding SMP and Plateau Resources Limited ("Plateau"). As the Company and USE provide various services for the GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. The GMMV is current on its reimbursements to the Company and USE for all the operating costs. Due to disputes existing between the SMP partners, the Company and USE have not been reimbursed for care and maintenance costs expended on the SMP mineral properties in Wyoming since the spring of 1996. As a result of the uncertainty of the receivable from SMP, it is being reported on the Financial Statements as an investment in affiliates. In addition to increasing investments, the Company utilized $32,000 of the cash received to purchase additional equipment.

        The Company netted $4,500 from its financing activities as it increased its long term debt to USE as a result of USE paying certain expenses on the Company's behalf. Cash provided by operations, $1,553,900 and financing activities, $4,500 less the cash used in investing activities, $143,600 resulted in a net increase in cash and cash equivalents of $1,414,800. This increase places the Company in a strong cash position of $1,451,900 at August 31, 1997 as compared to $34,700 at the same date of the prior year. Transactions that could potentially impact the Company's liquidity position are the indebtedness to USE, $6,039,600 and the Company's potential refundable portion of the $4,000,000 signing bonus from Kennecott. It is believed by management of the Company that it and USE will be able to satisfy the terms of the Kennecott agreement and the signing bonus will not have to be refunded.

        The primary requirements for the Registrant's working capital continue to be funding of the on-going administrative expenses, including the mine and mill development and holding costs of Plateau; and the uranium delivery costs and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and USE have been delivering certain of their respective portions of the uranium concentrates required to fill various SMP delivery requirements on long-term U3O8 contracts with domestic utilities. Nukem/CRIC are currently making most of the SMP deliveries. No assurances can be given that this method of delivery will continue. The capital requirements to fill the Company's and USE's portion of the remaining commitments in fiscal 1998 will depend on the spot market price of uranium concentrates and is also dependent on the outcome of the arbitration proceedings involving Nukem/CRIC.

        The primary source of the Company's capital resources for the remainder of fiscal 1998 will be financing available through the GMMV, see discussion below; cash on hand; eventual settlement of the Nukem/CRIC arbitration/Litigation; uranium deliveries pursuant to the SMP contracts; borrowing from financial institutions (primarily the line of credit), and the sale of equity or interests in investment properties. Fees from oil production, rentals of various real estate holdings and equipment, and the sale of aviation fuel will also provide cash. The Company and USE are currently seeking additional financing for the construction of the gold processing mill and mine development of Sutter Gold Mining Company ("SGMC"). See discussion under Sutter below. An additional $12 million in financing is being sought, however, there is no assurance that the funds will be raised.

        The expenditures for the SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. See Part II, Item 1 "Legal Proceedings" below.

GMMV

        As a result of agreements being reached with Kennecott during the quarter ended August 31, 1997, it is believed that no funding will be required by the Company for the GMMV at either the Sweetwater Mill or the Jackpot Mine. On June 23, 1997 USE, the Company and USE d/b/a USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. Kennecott paid USE and USECC a bonus of $4,000,000 on signing, and committed to provide the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational.

        The $16,000,000 being loaned by Kennecott to the GMMV was advanced to Kennecott by an affiliate, Kennecott Energy Company ("KEC") under a secured recourse Promissory Note (the "Note") bearing interest at 10.5% per annum starting in April 1999 until paid in full. The Note is payable quarterly out of 20% of cash flow from the GMMV properties, but not more than 50% of the earnings for such quarter from the GMMV operations, before interest, income tax, depreciation and amortization, however, the Note is payable (i) in full on June 23, 2010 regardless of cash flow and earnings of the GMMV, or (ii) sooner (on December 31, 2005) if an economically viable uranium mine has not been placed into production by such date. The Note is secured by a first mortgage lien against Kennecott's interest in the GMMV pursuant to a Mortgage, Security Agreement, Financing Statement and Assignment of Proceeds, Rents and Leases granted by Kennecott to KEC (the "Mortgage"). USE and USECC will assume the Note, and the assets of the GMMV will be subject to the Mortgage, at closing of the acquisition.

        Pursuant to the Acquisition Agreement, the Mineral Lease, and the Mill Contract, USECC is to develop the proposed Jackpot Mine and work with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work will be funded from the $16,000,000 being provided to the GMMV by Kennecott. Under the Fourth Amendment of the GMMV Agreement, Kennecott will be entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 provided by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement. It is anticipated that such credits will satisfy the balance of Kennecott's initial funding commitment to acquire a 50% interest in the GMMV.

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

        Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000; (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 in cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 Note and the Mortgage) from and after the closing. Under very limited circumstances, the scheduled closing date may be postponed to another date not later than October 30, 1998. The parties to the Acquisition Agreement also executed a mutual General Release with respect to any and all claims that they may have with respect to any prior disputes concerning the GMMV, which General Release would be delivered to all such parties at closing of the Acquisition Agreement. Upon closing of the Acquisition Agreement, the Mineral Lease and the Mill Contract will be terminated and USE, USECC or the acquiring entity will own 50% of the GMMV, although its properties will remain subject to the Mortgage until the Note is paid in full. The current 50% interest in GMMV held by USE and USECC will not change when the Acquisition Agreement is closed.

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

        If the Acquisition Agreement is not closed, USE and USECC, and Kennecott, shall own their respective 50% interest in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 advance, will have benefited all parties to the GMMV.

SUTTER GOLD MINING COMPANY

        Sutter Gold Mining Company is in discussions with two separate, substantial Canadian investment banking firms in Toronto, Canada, regarding a proposed public offering of SGMC common stock through the Toronto Stock Exchange. If such discussions result in a successful securities offering, which would be made only to Canadian residents, SGMC will be able to fund the anticipated $12 million development costs with these funds and the funds it currently has on hand from the 1997 private placements. It is not anticipated that any of the Company's funds will be required to fund these operations, if such financing efforts are successful.

SHEEP MOUNTAIN PARTNERS

        On June 27, 1997, the District Court entered its Second Amended Judgment ordering Nukem to assign the PSE&G contract to SMP and impressed a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom. The District Court also stayed USECC's right to execute on the Judgment against Nukem/CRIC when Nukem/CRIC posted a supersedeas bond in the amount of $8,613,600. Thereafter, Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion.

        Nukem/CRIC then filed an Amended Notice of Appeal of the District Court's Judgment and Second Amended Judgment with the Tenth Circuit Court of Appeals. The Company and USE filed a motion to increase the supersedeas bond to cover the value of the CIS purchase contracts. Nukem/CRIC filed their response on October 17, 1997. No assurance can be given on the outcome of these motions. The Tenth Circuit Court of Appeals set November 6, 1997 as the date that Nukem/CRIC must file its pleadings in their appeal before the Court. The Company and USE have until December 6, 1997 to file a response to these pleadings. Some time after that the issue will be resolved by the Appellate Court. No assurance can be given as to the ultimate outcome, however management of the Company and USE are optimistic the ruling will be in their favor.

        Until such time as these issues are resolved, the Company and USE may be required to fund the standby costs of the Sheep Mountain mines. The Company and USE have filed a lien on the SMP properties as a protection for the payment of past and future standby costs for which they have not been reimbursed by Nukem/CRIC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO
THREE MONTHS ENDED AUGUST 31, 1996

        Revenues for the quarter ended August 31, 1997 increased by $701,500 over the same quarter of the prior year. The increase in revenues primarily are as a result of a delivery of uranium concentrates under one of the SMP delivery contracts wherein a net profit of $429,300 was recognized by the Company. There were no such sales during the quarter ended August 31, 1996 as Nukem/CRIC were making all deliveries for SMP during that period. Nukem/CRIC likewise made the SMP delivery for the first quarter of fiscal 1998 and delivered one half of the reported profits from the sale to the Company and USE. Revenues also increased for the rental of equipment by $186,400 to a total of $190,100 for the quarter ended August 31, 1997. This increase is as a result of increased equipment rentals to the GMMV under the June 23, 1997 agreement discussed above. Finally other revenues increased by $43,900 during the quarter ended August 31, 1997 over the quarter ended August 31, 1996. This increase was primarily as a result of management fees increasing by $53,900 due to increased activities provided to the various subsidiary companies by the Company,

        Costs and expenses remained fairly constant with the prior year for the same quarter of the prior year. The costs that increased were mineral operations, $106,000 and general and administrative expenses, $151,100. These increases were due primarily to additional staff to administer the development of the GMMV as well as accrued vacations being paid to certain employees and primarily applied to their indebtedness to the Company and USE.

        Operations for the quarter ended August 31, 1997 resulted in income of $245,900 or $0.02 per share as compared to a loss of $212,000 or $0.02 per share. The increase in earnings is primarily as a result of increased revenues for the sale of uranium concentrates and the rental of equipment.

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

        The information called for in this Item 1 has been previously reported in: the Registrant's Form 10-K (Item 3) for the fiscal year ended May 31, 1997. This report discloses the status of the consensual arbitration/litigation in the U.S. District Court of Colorado involving the Registrant and USE d/b/a USECC and Nukem, Inc. and its wholly-owned subsidiary Cycle Resource Investment Corp.
(CRIC) over disputes involving the Sheep Mountain Partners (SMP) partnership concerning the marketing and sale of uranium and mining operations in Wyoming. As was reported earlier, an Amended Judgment was entered on March 6, 1997 by Judge Lewis T. Babcock of the U.S. District Court of Colorado, wherein the Court confirmed the Arbitration Award ordering Nukem to pay USECC approximately $12,594,000 as monetary damages. In November 1996, USECC received $4,367,000 of these damages out of the SMP escrowed funds and its bank account per the Court's earlier November 5, 1996 Judgment.

        Despite the rulings of the Arbitration Panel imposing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom, the defendants-appellants Nukem/CRIC continued to assert in both Court filings and public news releases that the Arbitration Panel did just the opposite and in fact, "denied" SMP's rights to the CIS contracts in constructive trust.

        In the March 6, 1997 Amended Judgment, Judge Babcock again confirmed the Arbitration Panel's Orders and Award; denied Nukem's motion to modify and/or vacate portions of the Award; denied Nukem's objections to the confirmation of the Orders and Award, and granted USECC's motion to modify the Award by deducting $265,213 from the amounts Nukem and CRIC claimed to have advanced to purchase uranium for the SMP Partnership. The Amended Judgment of March 6,1997 did not specifically address the Panel's Award to SMP of a supply contract Nukem had entered into with another utility, or Nukem's uranium purchase contracts with three CIS Republics.

        On or about March 21, 1997, defendants Nukem and CRIC filed a motion to stay enforcement of USECC's monetary judgment pending the appeal of Nukem/CRIC and posted a supersedeas bond in the amount of $8,613,600. On March 25, 1997, USECC filed a motion objecting to defendants' motion on the posting of that amount for its supersedeas bond and requested the Court to order the defendants to increase the bond to cover the value of the CIS contracts but the District Court denied the motion. USECC then filed a motion with the U.S. District Court to correct clerical omissions in its March 6, 1997 Amended Judgment. Nukem/CRIC opposed the motion but on June 30, 1997, the District Court entered its Second Amended Judgment ordering Nukem to assign the PSE&G contract to SMP and impressing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom.

        Thereafter, Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion. Nukem and CRIC then filed an amended notice of appeal of the District Court's Judgment and Second Amended Judgment with the Tenth Circuit Court of Appeals. USECC filed a motion to increase the supersedeas bond and Nukem/CRIC filed their response to USECC's motion on October 17, 1997. Also, Nukem and CRIC are to file their brief in the appeal to the Tenth Circuit Court of Appeals by November 6, 1997. USECC will then have thirty days to respond to Nukem/CRIC's appellant brief.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.  None.

        (b) Reports on Form 8-K. The Registrant filed two Reports on Form 8-K under Item 5 Other during the quarter ended August 31, 1997 reporting events of June 23, 1997 and June 27, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CRESTED CORP.
                                             (Registrant)



Date:  October 17, 1997                     By:      /S/ MAX T. EVANS
                                                   ----------------------------
                                                   MAX T. EVANS,
                                                   President



Date:  October 17, 1997                     By:      /S/ ROBERT SCOTT LORIMER
                                                   ----------------------------
                                                   ROBERT SCOTT LORIMER,
                                                   Principal Financial Officer
                                                   and Chief Accounting Officer