Form 10-Q
period 1997-11-30
CRESTED CORP
filed 1998-01-20
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal quarter ended November 30, 1997 or
                              -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------     --------------

Commission file number   0-8773

                                  CRESTED CORP.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Colorado                                           84-0608126
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

        877 North 8th West, Riverton, WY                         82501
        --------------------------------                         -----
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone Number, including area code:   (307) 856-9272
                                                      --------------


                                      NONE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X             NO
                              -----               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at January 14, 1998
              -----                             -------------------------------
    Common stock, $.001 par value                      10,302,694 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
             November 30, 1997 and May 31, 1997.......................... 3-4

         Condensed Consolidated Statements of Operations
             Three and Six Months Ended November 30, 1997 and 1996....... 5-6

         Condensed Consolidated Statements of Cash Flows
             Six Months Ended November 30, 1997 and 1996................. 7-8

         Notes to Condensed Consolidated Financial Statements............   9

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................... 10-13

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................  13

ITEM 6.  Exhibits and Reports on Form 8-K................................  14

         Signatures......................................................  15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                   November 30,       May 31,
                                                      1997             1997
                                                   ------------     -----------
                                                   (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                    $ 1,493,700      $    37,100
      Accounts receivable
         Trade                                         135,200           63,900
         Affiliates                                    456,500          596,200
      Current portion of long-term
       notes receivable
         Related parties                               317,900          304,000
         Other                                          79,000             --
      Inventory and other                               88,600           48,300
                                                   -----------      -----------

             TOTAL CURRENT ASSETS                    2,570,900        1,049,500

LONG-TERM NOTES RECEIVABLE                             403,600          474,600

INVESTMENTS IN AFFILIATES                            1,889,400        1,796,800

INVESTMENT IN CONTINGENT
      STOCK PURCHASE WARRANT                           651,000          651,000

PROPERTIES AND EQUIPMENT                             5,607,200        5,181,300
      Less accumulated depreciation,
      depletion and amortization                    (3,103,800)      (3,017,700)
                                                   -----------      -----------
                                                     2,503,400        2,163,600


OTHER ASSETS                                           150,200          150,200
                                                   -----------      -----------
                                                   $ 8,168,500      $ 6,285,700
                                                   ===========      ===========

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                   November 30,      May 31,
                                                      1997            1997
                                                   ------------    ----------
                                                   (Unaudited)

CURRENT LIABILITIES:
      Accounts payable and accrued expenses        $   168,700        556,600
      Deferred income (Note 4)                       2,000,000           --
      Current portion of long-term debt
       (Note 5)
         Affiliates                                  6,256,200      6,023,400
         Others                                         66,700         12,400
                                                   -----------    -----------
TOTAL CURRENT LIABILITIES                            8,491,600      6,592,400

LONG-TERM DEBT (Note 5)                                 10,800         15,800

ACCRUED RECLAMATION COSTS (Note 6)                     725,900        725,900

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
      65,000 shares issued, forfeitable
       until earned                                     43,900         43,900

SHAREHOLDERS' DEFICIT:
      Preferred stock, $.001 par value;
         authorized, 100,000 shares;
         none issued or outstanding                       --             --
      Common stock, $.001 par value;
         authorized 20,000,000 shares;
         issued, 10,237,694                             10,200         10,200
      Additional paid-in capital                     6,375,400      6,375,400
      Accumulated deficit                           (7,489,300)    (7,477,900)
                                                   -----------    -----------
TOTAL SHAREHOLDERS' DEFICIT                         (1,103,700)    (1,092,300)
                                                   -----------    -----------
                                                   $ 8,168,500    $ 6,285,700
                                                   ===========    ===========

                                                          CRESTED CORP. AND AFFILIATE

                                           Condensed Consolidated Statements of Operations


                                                 Three Months Ended                         Six Months Ended
                                                    November 30,                               November 30,
                                         --------------------------------          --------------------------------
                                             1997                1996                 1997                  1996
                                             ----                ----                 ----                  ----
                                          (Unaudited)         (Unaudited)          (Unaudited)           (Unaudited)
REVENUES:
   Mineral sales                         $      --            $      --            $   429,300          $      --
   Oil and gas sales                          14,000               11,600               38,300               31,100
   Mineral property transactions              26,400               27,500               55,200               48,400
   Interest                                   23,600                8,500               51,900               14,900
   Rental                                    171,500               61,300              392,200              129,100
   Gain on sale of assets                        800                 --                    800                 --
   Other                                     184,300               92,900              339,700              163,600
                                         -----------          -----------          -----------          -----------
                                             420,600              201,800            1,307,400              387,100
COSTS AND EXPENSES:
   Cost of sales                              44,100               22,700               71,700               49,200
   Mineral operations                        174,200               77,100              361,600              158,500
   Interest                                    6,200                6,200               10,600               13,700
   General and
      administrative                         356,700              258,200              686,800              437,200
   Depreciation and
      amortization                            52,600               49,000               96,700               93,100
                                         -----------          -----------          -----------          -----------

                                             633,800              413,200            1,227,400              751,700
                                         -----------          -----------          -----------          -----------

LOSS BEFORE EQUITY
   LOSS AND TAX PROVISION                   (213,200)            (211,400)              80,000             (364,600)

EQUITY IN LOSS OF
   AFFILIATES                                (44,100)             (68,100)             (91,400)            (126,900)
                                         -----------          -----------          -----------          -----------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                         (257,300)            (279,500)             (11,400)            (491,500)

(continued)




                                                       CRESTED CORP. AND AFFILIATE

                                           Condensed Consolidated Statements of Operations
                                                             (continued)


                                                 Three Months Ended                      Six Months Ended
                                                    November 30,                            November 30,
                                      -------------------------------------      --------------------------------
                                            1997                  1996               1997               1996
                                            ----                  ----               ----               ----
                                         (Unaudited)           (Unaudited)        (Unaudited)        (Unaudited)
PROVISION FOR
   INCOME TAXES                                   --                    --               --                  --
                                      ----------------      ----------------     ------------      --------------


NET LOSS                              $       (257,300)     $       (279,500)    $    (11,400)     $     (491,500)
                                      ================      ================     ============      ==============

NET LOSS PER SHARE                    $          (.02)     $           (.03)     $        *        $         (.05)
                                      ================      ================     ============      ==============

WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING                              10,302,694            10,156,094       10,302,694          10,156,094
                                      ================      ================     ============      ==============




                               CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Statements of Cash Flows

                                                                       Six Months Ended
                                                                          November 30,
                                                             -----------------------------------
                                                                 1997                     1996
                                                                 ----                     ----
                                                             (Unaudited)              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $   (11,400)             $  (491,500)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation, depletion and amortization                 96,700                   93,100
         Equity in loss on affiliates                             91,400                  126,900
         Gain on sale of assets                                     (800)                    --
         Deferred income                                       2,000,000                2,103,800
      Net changes in components
         of working capital                                     (359,800)                (323,300)
                                                             -----------              -----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                         1,816,100                1,509,000
                                                             -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable                                  (35,000)                    --
   Proceeds from collection
      of notes receivable                                         13,100                  (45,800)
   Investments in affiliates                                    (184,000)                (249,900)
   Purchase of property and equipment                           (437,700)                 (17,700)
   Proceeds from sale of assets                                    2,000                     --
                                                             -----------              -----------
NET CASH USED IN INVESTING ACTIVITIES                           (641,600)                (313,400)
                                                             -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in debt                                              313,300                  112,600
   Principle payments on long-term debt                          (31,200)              (1,342,700)
                                                             -----------              -----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                          282,100               (1,230,100)
                                                             -----------              -----------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                   1,456,600                  (34,500)
(continued)


                                                     7

                           CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Statements of Cash Flows
                                   (continued)

                                                         Six Months Ended
                                                            November 30,
                                                    ----------------------------
                                                       1997             1996
                                                       ----             ----
                                                    (Unaudited)      (Unaudited)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  37,100            52,600
                                                    ----------        ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $1,493,700        $   18,100
                                                    ==========        ==========

SUPPLEMENTAL DISCLOSURES:
   Income tax paid                                  $     --          $     --
                                                    ==========        ==========

   Interest paid                                    $   10,600        $   13,700
                                                    ==========        ==========

                                  CRESTED CORP.

              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of November 30, 1997, the Condensed Consolidated Statements of Operations for the three and six months ended November 30, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 1997 and 1996, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet of May 31, 1997, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of November 30, 1997 and May 31, 1997, the results of operations for the six months ended November 30, 1997 and 1996, and the cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1997 Form 10-K. The results of operations for the periods ended November 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

     3) The condensed consolidated financial statements of the Company include its proportionate share of the accounts of USECB Joint Venture (USECB) which is owned 50% by Company and 50% by Company's parent, U.S. Energy Corp. (USE). All material intercompany profits and balances have been eliminated.

     4) Deferred income consists of the Company's half of the $4,000,000 Signing Bonus received when the Company and its parent, USE entered into an Acquisition Agreement with Kennecott Uranium Company to develop properties. The amount was forfeitable until certain actions are taken by the Company and USE (See GMMV discussion in Item 2).

     5) Debt consists primarily of a note payable to the Company's parent USE of $6,256,200. The remaining debt is for various equipment and insurance loans through financial institutions.

     6) Accrued reclamation obligation of $725,900 is the Company's share of the reclamation liability at the Sheep Mountain/Green Mountain Mining Districts. This reclamation work may be performed over several years.

     7) Certain reclassifications have been made in the May 31, 1997 financial statements to conform to the classifications used in November 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

Liquidity and Capital Resources

On June 23, 1997, the Company and its parent, U.S. Energy Corp. ("USE"), entered into an Acquisition Agreement with Kennecott Uranium Company ("Kennecott") whereby the Company and USE received a signing bonus from Kennecott of $4,000,000 and a loan to develop the Green Mountain Mining Venture (GMMV) properties of $16,000,000. The $4,000,000, one half of which is attributable to the Company, is shown as deferred income on the November 30, 1997 balance sheet as it was forfeitable until certain conditions were met. During the third quarter of fiscal 1998 the forfeitable terms were satisfied which will allow the signing bonus to be recognized as income for the quarter ending February 28, 1998.

The Company also received cash from the sale of uranium under the SMP contracts of $429,300; its advance royalty payment from Cyprus AMAX of $55,200; $392,200 from the rental of equipment and real estate properties, and $239,300 in the form of management fees. The receipt of these funds increased the Company's liquidity position significantly.

The Company utilized $641,600 in its investing activities during the six months ended November 30, 1997. This was primarily as a result of the Company and USE purchasing $437,700 worth of equipment, and the funding of standby costs of Sheep Mountain Partners ("SMP") and Plateau Resources Limited ("Plateau"). Due to the disputes existing between the SMP partners, the Company and USE have not been reimbursed for the care, maintenance and standby costs expended on the SMP mineral properties in Wyoming since the spring of 1991.

The Company netted $282,100 from its financing activities as a result of increased long term-debt primarily to USE because of USE paying certain expenses on the Company's behalf. Cash provided by operations of $1,816,100 plus the $282,100 provided by financing activities, less $641,600 used in investing activities resulted in a net increase in cash and cash equivalents of $1,456,600. This increase places the Company in the strong cash position of $1,493,700 at November 30, 1997 as compared to $18,100 at the same date of the prior year and $37,100 as of May 31, 1997.

The primary requirements for the Company's working capital continue to be funding of the on-going administrative expenses; the mine and mill holding and start-up costs of Plateau; the holding costs of the SMP mines, on going litigation expenses associated with the SMP dispute; and certain uranium delivery costs to SMP contracts. Nukem is currently making most of the SMP deliveries. No assurances can be given that this method of delivery will continue. The capital requirements to fill the Company's and USE's portion of the remaining commitments in fiscal 1998 will depend on the spot market price of uranium and may also be dependent on the outcome of the Arbitration/Litigation Award involving Nukem and CRIC, which they have appealed to the 10th Circuit Court of Appeals.

The primary source of the Company's capital resources for the remainder of fiscal 1998 will be cash on hand; financing available through the GMMV (see discussion below); eventual settlement of the Nukem/CRIC Arbitration/Litigation; uranium deliveries pursuant to the SMP contracts; the borrowing from financial institutions (primarily the line of credit), and the sale of equity or interests in investment properties. Fees from oil production; rentals of various real estate holdings and equipment, and the sale of aviation fuel will also provide cash.

The Company, USE and Sutter Gold Mining Company ("SGMC") are currently seeking additional financing for the construction of the gold processing mill and mine development of SGMC. See discussion of SGMC below. An additional $8 million in financing is being sought, however, there is no assurance the funds will be raised.

The expenditures for the SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP Arbitration/Litigation. See Part II, Item 1 "Legal Proceedings" below.

GMMV
----

On June 23, 1997, the Company and USE signed an Acquisition Agreement with Kennecott Uranium Company ("Kennecott") for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. This information was previously reported in the Company's Form 10-Q (Item 2) for the fiscal quarter ended August 31, 1997. Kennecott paid USE and USECC $4,000,000 on signing, and committed to provide the GMMV a loan of up to $16,000,000 for payment of costs incurred by USECC in developing the proposed underground
Jackpot uranium mine and permitting the Sweetwater Mill. As a result of these agreements, it is believed that no internal funding will be required by the Company and USE for the GMMV at either the Sweetwater Mill or the Jackpot mine.

Pursuant to the Acquisition Agreement and the Mineral Lease and Mill Contract, USECC is developing the proposed Jackpot Mine and working with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work is being funded from the $16,000,000 loan being provided to the GMMV by Kennecott. Under the Fourth Amendment of the GMMV Agreement, Kennecott will be entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 provided by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement.

Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, on or before the extended closing date of October 30, 1998. If the Acquisition Agreement were not closed by December 1, 1997, then USE and USECC (or an entity formed by them to acquire the GMMV interest owned by Kennecott) were to provide to Kennecott a commitment letter from a recognized national investment banking firm to complete an underwritten public offering of the securities of USE (or an entity formed or introduced to acquire Kennecott's GMMV interest (the "Acquiring Entity"), in amount sufficient to close the Acquisition Agreement transactions. Such amount is estimated by the company and USE to be approximately $40,000,000. The Acquisition Agreement was not closed by December 1, 1997 but USE and USECC provided Kennecott a commitment letter from a recognized national investment banking firm to meet the timely requirements of the Acquisition Agreement. Thus, the $4,000,000 signing bonus paid by Kennecott became nonrefundable.

Sutter Gold Mining Company
--------------------------

A preliminary prospectus to qualify a previous special warrant offering prospectus of Sutter Gold Mining, has been filed with the Ontario Securities Commission and the Toronto Stock Exchange. An additional $8 million must be raised to fund the development costs to place the SGMC properties in production. It is not anticipated that any of the Company's funds will be required to fund these operations.

Sheep Mountain Partners
-----------------------

Nukem and CRIC filed their opening brief in their appeal before the 10th Circuit Court of Appeals on December 12, 1997. The Company and USE filed their answer brief on January 12, 1998. Nukem and CRIC now have fourteen days to file a reply brief after which time the 10th Circuit Court may set oral arguments and then decide the case. No assurance can be given as to the ultimate outcome, however management of the Company and USE are optimistic the ruling will be in their favor.

Until such time as these issues are resolved, the Company and USE may be required to fund the standby costs of the Sheep Mountain mines. The Company and USE have filed a lien on the SMP properties as a protection for the payment of past and future standby costs for which they have not been reimbursed by Nukem/CRIC and filed suit in Wyoming to foreclose the lien. The case is in the discovery stage.

Results of Operations

Six months  ended  November 30, 1997  Compared to Six Months Ended  November 30,
1996

Revenues for the six month period ended November 30, 1997, increased by $920,300 over the same period of the prior year. The increase in revenues primarily is as a result of a delivery of uranium concentrates pursuant to one of the SMP delivery contracts wherein a net profit of $429,300 was recognized by the Company and an increase of $263,100 in revenues generated from the rental of equipment and certain real estate. There were no Uranium sales during the six month period ended November 30, 1996. The increase in rental revenues is as a result of increased equipment rentals to the GMMV under the June 23, 1997 Agreement discussed above. Finally, other revenues increased by $176,100 during the six months ended November 30, 1997, over the six month period ended November 30, 1996. This increase was primarily as a result of management fees increasing by $107,600 because of increased activities provided to the various subsidiary companies and partnerships by the Company.

Costs and expenses increased by $475,700 over the same six month period for the prior year. This is as a result of Mineral Operations and General and Administrative expenses increasing by $203,100 and $249,600 respectively. These increases were due primarily to requiring additional staff to administer the development of the GMMV and Plateau mining properties.

Operations for the six months ended November 30, 1997, resulted in a loss of $11,400, less than $0.01 per share as compared to a loss of $491,500 or $0.05 per share for the same period last year. The increase in earnings is primarily as a result of increased revenues from the sale of uranium and the rental of equipment.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

     (a) Sheep Mountain Partners Arbitration/Litigation. The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item
3) for the fiscal year ended May 31, 1997 and Item 1, Part II of the Company's Form 10-Q for the quarter ended August 31, 1997. This report discloses the status of the consensual arbitration/litigation in the U.S. District Court of Colorado and 10th Circuit Court of Appeals involving the Company and USE d/b/a USECC and Nukem, Inc. and its wholly-owned subsidiary Cycle Resource Investment Corp. (CRIC) over disputes involving the Sheep Mountain Partners (SMP) partnership concerning the marketing and sale of uranium and mining operations in Wyoming. As was reported earlier, a Second Amended Judgment was entered on June 30, 1997, by Judge Lewis T. Babcock of the U.S. District Court of Colorado wherein the Court again confirmed the Arbitration Award ordering Nukem to pay USECC a net of approximately $8,600,000 as monetary damages and imposing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom (the "CIS contracts"). Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion. Nukem and CRIC then filed an amended notice of appeal of the District Court's Judgment and Second Amended Judgment with the 10th Circuit Court of Appeals. USECC filed a motion to increase the supersedeas bond Nukem posted for $8,613,600 to cover the value of the CIS contracts, but the 10th Circuit Court denied the motion. Nukem/CRIC filed their Appellants' opening brief with the 10th Circuit Court of Appeals on December 12, 1997. USECC filed its Appellees' brief on January 12, 1998. Nukem/CRIC may file a reply brief on or before January 26, 1998. The Court may hear oral arguments on the appeal and a decision from the Court is expected in late spring or early summer 1998.

     (b). BGBI Litigation. The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item 3) for the fiscal year ended May 31, 1997. This report discloses the status of the lawsuit filed by Bond Gold Bullfrog Inc. ("BGBI" or "Bond Gold") in Nye County, NV against Company, USE and Parador Mining Company, Inc. regarding Parador's mining lease to Bond Gold of two patented mining claims. The District Court had bifurcated the trial of the issues and heard the issue of whether Parador's mining claims had extralateral rights, in December 1995. On December 18, 1997, at a hearing before the District Court on motions for summary judgment by all parties, the Court granted various motions for summary judgment of the parties. However, the Court denied plaintiff's motions for summary judgment on the breach of Parador's lease and the issue of specific performance by plaintiff and denied defendants' motion for summary judgment on plaintiff's claim for breach of contract. Thus, the issues of breach of contract by both BGBI and the defendants Company, USE and Parador and these defendants' claim against BGBI for specific performance, will be tried before the Court commencing on January 26, 1998.

ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits. None.

     (b) Reports on Form 8-K. The Company filed no Reports on Form 8-K during the quarter ended November 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CRESTED CORP.
                                                 (Company)



Date:  January 14, 1998                 By:      /s/ Max T. Evans
                                                 ------------------------------
                                                 MAX T. EVANS,
                                                 President



Date:  January 14, 1998                 By:      /s/ Robert Scott Lorimer
                                                 ------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer
                                                 and Chief Accounting Officer