Form 10-Q/A
period 1997-11-30
CRESTED CORP
filed 1998-04-08
CIK 25657

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 1997 or
                                  -----------------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number:  0-8773
                         ------

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

                                   YES    X              NO

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at January 14, 1998
-----------------------------      -------------------------------
Common stock, $.001 par value             10,302,694 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                        Page No.
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

                Condensed Consolidated Balance Sheets
                November 30, 1997 and May 31, 1997.......................3-4

                Condensed Consolidated Statements of
                Operations Three and Six Months
                Ended November 30, 1997 and 1996.........................5-6

                Condensed Consolidated Statements of Cash Flows
                Six Months Ended November 30, 1997 and 1996..............7-8

                Notes to Condensed Consolidated
                Financial Statements.......................................9

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............10-13

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings.........................................14-15

ITEM 6.      Exhibits and Reports on Form 8-K.............................16

             Signatures...................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                           CRESTED CORP. AND AFFILIATE

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              November 30,             May 31,
                                                  1997                  1997
                                               ----------            ----------
                                               (Unaudited)

CURRENT ASSETS:
     Cash                                   $  1,493,700       $         37,100
     Accounts receivable
        Trade                                    135,200                 63,900
        Affiliates                               456,500                596,200
     Current portion of
        long-term receivable
        Related parties                          317,900                304,000
        Other                                     79,000                  ---
     Inventory and other                          88,600                 48,300
                                                ----------            ----------
           TOTAL CURRENT ASSETS                2,570,900              1,049,500

LONG-TERM NOTES RECEIVABLE                       403,600                474,600

INVESTMENTS IN AFFILIATES                      1,889,400              1,796,800

INVESTMENT IN CONTINGENT
 STOCK PURCHASE W                                651,000                651,000

PROPERTIES AN                                  5,607,200              5,181,300
     Less accumulated depreciation,
     depletion                                (3,103,800)            (3,017,700)
                                               ----------            ----------
                                               2,503,400              2,163,600

OTHER ASSETS                                      150,200               150,200
                                               ----------            ----------
                                          $     8,168,500       $     6,285,700
                                               ==========            ==========

                           CRESTED CORP. AND AFFILIATE

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                               November 30,           May 31,
                                                  1997                 1997
                                               -----------          -----------
                                               (Unaudited)

CURRENT LIABILITIES:
     Accounts payabl
        and accrued expenses             $       168,700       $      556,600
     Deferred income (Note 4)                  2,000,000              ------
     Current portion of long-term
     debt (Note 5)
   Affiliates                                  6,256,200            6,023,400
     Others                                       66,700               12,400
                                               ---------             ---------
TOTAL CURRENT LIABILITIES                      8,491,600            6,592,400

LONG-TERM DEBT (Note 5)                           10,800               15,800

ACCRUED RECLAMATION COSTS (See Note 6)           725,900              725,900


COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,$.001 par value
     65,000 shares issued,
   forfeitable until earned                       43,900               43,900

SHAREHOLDERS'DEFICIT:
     Preferred stock, $.001 par value;
        authorized, 100,000 shares;
        none issued or outstanding                 --                    --
     Common stock, $.001 par value;
        authorized 20,000,000 shares;
        issued 10,23                              10,200                10,200
     Additional paid-in capital                6,375,400             6,375,400
     Accumulated deficit                      (7,489,300)           (7,477,900)
                                              ----------             ----------
TOTAL SHAREHOLDERS' DEFICIT                   (1,103,700)           (1,092,300)
                                              ----------             ----------

                                              $8,168,500            $6,285,700
                                               ==========           ==========

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three Months Ended            Six Months Ended
                            November 30,                 November 30,
                       ------------------------     ------------------------
                        1997           1996         1997            1996
                       ---------       -------      --------     -----------
                       (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
REVENUES:
  Mineral sales        $    ----     $    ----      $  492,300    $    ----
  Oil and gas sales        14,000        11,600         38,300        31,100
  Mineral property
   transactions            26,400        27,500         55,200        48,400
  Interest                 23,600         8,500         51,900        14,900
  Rental                  171,500         61,300       392,200       129,100
 Gain on sale of assets       800         -----            800         -----
  Other                   184,300        92,900        339,700       163,600
                         ---------     ----------     ----------    ----------
                          420,600       201,800      1,307,400       387,100
COSTS AND EXPENSES:
  Cost of sales            44,100        22,700         71,700        49,200
  Mineral operations      174,200        77,100        361,600       158,500
  Interest                  6,200         6,200         10,600        13,700
  General and
     administrative       356,700       258,200        686,800       437,200
  Depreciation and
     amortization          52,600        49,000         96,700        93,100
                          ---------    ----------    ---------     ---------
                          633,800       413,200      1,227,400       751,700
                          ---------    ----------    ---------     ---------
LOSS BEFORE EQUITY
  LOSS AND TAX PROVISION (213,200)     (211,400)        80,000      (364,600)

EQUITY IN LOSS OF
  AFFILIATES              (44,100)      (68,100)       (91,400)     (126,900)
                          --------     ----------     -------      ----------

Continued

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                       Three Months Ended            Six Months Ended
                          November 30,                  November 30,
                        --------------------        -------------------
                         1997           1996          1997            1996
                        ---------    -----------      ----------    ---------
                       (Unaudited)   (Unaudited)     (Unaudited)    (Unaudited)
LOSS BEFORE PROVISION
  FOR INCOME TAXES     (257,300)     (279,500)          (11,400)       (491,500)

PROVISION FOR
  INCOME TAXES          --              --               --               --
                       ---------      ------           ----------     ----------
NET LOSS             $ (257,300)    $(279,500)      $   (11,400)     $ (491,500)
                       =========    ==========        ==========     ==========
NET LOSS PER SHA           (.02)    $    (.03)      $    *         $       (.05)
                       =========    ==========        ==========     ==========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING        10,302,694    10,156,094        10,302,694      10,156,094
                      ==========    ==========        =========      ==========

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               Six Months Ended
                                                 November 30,
                                                ----------------
                                           1997                 1996
                                         (Unaudited)          (Unaudited)
                                         ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                             $   (11,400)       $     (491,500)
   Adjustments to reconcile net
      loss to net cash used
      in operating activities:
         Depreciation, depletion
            and amortization                 96,700                93,100
         Equity in loss on investments
       And affiliates                        91,400               126,900
         (Gain) on sale of assets              (800)                ----
         Deferred Income                  2,000,000             2,103,800
      Net changes in components
         of working capital                (359,800)             (323,300)
                                           ----------            ----------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                   1,816,100             1,509,000
                                           ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable             (35,000)               -----
   Proceeds from collection
      of notes receivable                    13,100               (45,800)
  Investments in affiliates                (184,000)             (249,900)
   Purchase of property and equipment      (437,700)              (17,700)
   Proceeds from sale of assets               2,000
                                           ----------            ----------
NET CASH (USED IN)INVESTING ACTIVITIES     (641,600)             (313,400)
                                            ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in debt                         313,300               112,600
   Payment on long-term debt                (31,200)           (1,342,700)
                                            ----------            ----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                     282,100            (1,230,100)
                                            ----------            ----------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS              1,456,600               (34,500)




(Continued)

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             Six Months Ended
                                               November 30,
                                         -------------------------
                                        1997                  1996
                                     ----------            ----------
                                   (Unaudited)    (Unaudited)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                        37,100                52,600
                                       ----------            ----------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                     $ 1,493,700            $   18,100
                                       ==========            ==========


SUPPLEMENTAL DISCLOSURES:
    Income tax paid                $        --           $        --
                                       ==========            ==========
    Interest paid                  $       10,600        $       13,700
                                       ==========            ==========

                                         CRESTED CORP.

                     Notes to Condensed Consolidated Financial Statements

  1) The Condensed Consolidated Balance Sheet as of November 30, 1997, the Condensed Consolidated Statements of Operations for the six months ended November 30, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 1997 and 1996, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet of May 31, 1997, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of November 30, 1997 and May 31, 1997, the results of operations for the six months ended November 30, 1997 and 1996, and the cash flows for the six months then ended.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.
               -------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

On June 23, 1997, the Company and its parent, U.S. Energy corp. ("USE"), entered into an Acquisition Agreement with Kennecott Uranium Company ("Kennecott") whereby the Company and USE received a signing bonus from Kennecott of $4,000,000 and a loan to develop the Green Mountain Mining Venture (GMMV) properties of $16,000,000. The $4,000,000, one half of which is attributable to the Company, is shown as deferred income on the November 30, 1997 balance sheet as it was forfeitable until certain conditions were met. During the third quarter of fiscal 1998, the forfeitable terms were satisfied.

The Company also received cash from the sale of uranium under the SMP contracts of $429,300; its advance royalty payment from Cyprus AMAX of $55,200; $392,200 from the rental of equipment and real estate properties; and $239,300 in the form of management fees. The receipt of these funds increased the Company's liquidity position significantly.

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

The Company netted $282,100 from its financing activities as a result of increased long term debt primarily to USE because of USE paying certain expenses on the Company's behalf. Cash provided by operations of $1,816,100 plus the $282,100 provided by financing activities, less $641,600 used in investing activities resulted in a net increase in cash and cash equivalents of $1,456,600. This increase places the company in the strong cash position of $1,493,700 at November 30, 1997 as compared to $18,100 at the same date of the prior year and $37,100 as of May 31, 1997.

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

The primary source of the Company's capital resources for the remainder of fiscal 1998 will be cash on hand; financing available through the GMMV (see discussion below); eventual settlement of the Nukem/CRIC Arbitration/Litigation; uranium deliveries pursuant to the SMP contracts; the borrowing from financial institutions (primarily the line of credit); and the sale of equity or interests in investment properties. Fees from oil production; rentals of various real estate holdings and equipment, and the sale of aviation fuel will also provide cash.

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

Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, on or before the extended closing date of October 30, 1998. If the Acquisition Agreement were not closed by December 1, 1997, then USE and USEC (or an entity formed by them to acquire the GMMV interest owned by Kennecott) were to provide to Kennecott a commitment letter from a recognized national investment banking firm to complete an underwritten public offering of the securities of USE (or an entity formed or introduced to acquire Kennecott's GMMV interest (the "Acquiring Entity"), in amount sufficient to close the Acquisition Agreement transactions. Such amount is estimated by the company and USE to be approximately $40,000,000. The Acquisition Agreement was not closed by December 1, 1997 but USE and USECC provided Kennecott a commitment letter from a recognized national investment banking firm to meet the timely requirements of the Acquisition Agreement. Thus, the $4,000,000 signing bonus paid by Kennecott became nonrefundable.

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

SHEEP MOUNTAIN PARTNERS
------------------------

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

Until such time as these issued are resolved, the Company and USE may be required to fund the standby costs of the Sheep Mountain mines. The Company and USE have filed a lien on the SMP properties as a protection for the payment of past and future standby costs for which they have not been reimbursed by Nukem/CRIC and filed suit in Wyoming to foreclose the lien. The case is in the discovery stage.

RESULTS OF OPERATIONS

SIX MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1996

Revenues for the six month period ended November 30, 1997 increased by $920,300 over the same period of the prior year. The increase in revenues primarily is as a result of a delivery of uranium concentrates pursuant to one of the SMP delivery contracts wherein a net profit of $429,300 was recognized by the Company and an increase of $263,100 in revenues generated from the rental of equipment and certain real estate. There were no Uranium sales during the six month period ended November 30, 1996. The increase in rental revenues is as a result of increased equipment rentals to the GMMV under the June 23, 1997 Agreement discussed above. Finally, other revenues increased by $176,100 during the six months ended November 30, 1997, over the six month period ended November 30, 1996. This increase was primarily as a result of management fees increasing by $107,600 because of increased activities provided to the various subsidiary companies and partnerships by the Company.

Costs and expenses increased by $475,700 over the same six month period for the prior year. This is as a result of Mineral Operations and General and Administrative expenses increasing by $203,100 and $249,600 respectively. These increases were due primarily to requiring additional staff to administer the development of the GMMV and Plateau mining properties.

Operations for the six months ended November 30, 1997, resulted in a loss of $11,400 less than $0.01 per share as compared to a loss of $491,500 or $0.05 per share for the same period last year. The increase in earnings is primarily as a result of increased revenues from the sale of uranium and the rental of equipment.

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.
               -------------------

        (a) Sheep Mountain Partners Arbitration/Litigation.
         -----------------------------------------------
The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item 3) for the fiscal year ended May 31, 1997 and Item 1,
Part II of the Company's Form 10-Q for the quarter ended August 31, 1997. This report discloses the status of the consensual arbitration/litigation in the U.S. District Court of Colorado and 10th Circuit Court of Appeals involving the Company and USE d/b/a USECC and Nukem, Inc. and its wholly-owned subsidiary Cycle Resource Investment Corp. (CRIC) over disputes involving the Sheep Mountain Partners (SMP) partnership concerning the marketing and sale of uranium and mining operations in Wyoming. As was reported earlier, a Second Amended Judgment was entered on June 30, 1997, by Judge Lewis T. Babcock of the U.S. District Court of Colorado wherein the Court again confirmed the Arbitration Award ordering Nukem to pay USECC a net of approximately $8,600,000 as monetary damages and imposing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom (the "CIS contracts"). Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion. Nukem and CRIC then filed an amended notice of appeal of the District Court's Judgment and Second Amended Judgment with the 10th Circuit Court of Appeals. USECC filed a motion to increase the supersedeas bond Nukem posted for $8,613,600 to cover the value of the CIS contracts, but the 10th Circuit Court of Appeals on December 12, 1997. USECC filed its Appellees' brief on January 12, 1998. Nukem/CRIC may file a reply brief on or before January 26, 1998. The Court may hear oral arguments on the appeal and a decision from the Court is expected in late spring or early summer 1998.

        (b) BGBI Litigation.
         ----------------
The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item 3) for the fiscal year ended May 31, 1997. This report discloses the status of the lawsuit filed by Bond Gold Bullfrog Inc. ("BGBI" or "Bond Gold") in Nye County, NV against Company, USE and Parador Mining Company, Inc. regarding Parador's mining lease to Bond Gold of two patented mining claims. The District Court had bifurcated the trial of the issues and heard the issue of whether Parador's mining claims had extralateral rights, in December 1995. On December 18, 1997, at a hearing before the District Court on motions for summary judgment by all parties, the Court granted various motions for summary judgment of the parties. However, the Court denied plaintiff's motions for summary judgment on the breach of Parador's lease and the issue of specific performance by plaintiff and denied defendants' motion for summary judgment on plaintiff's claim for breach of contract. Thus, the issues of breach of contract by both BGBI and the defendants Company, USE and Parador and these defendants' claim against BGBI for specific performance, will be tried before the Court commencing on January 26, 1998.

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


                                  CRESTED CORP.
                                    (Company)



Date:  January 14, 1998                     By:    s/ Max T. Evans
                                                   -----------------------------
                                                   MAX T. EVANS,
                                                   President



Date:  January 14, 1998                     By:      s/ R. Scott Lorimer
                                                   ------------------------
                                                   ROBERT SCOTT LORIMER,
                                                   Principal Financial Officer
                                                   and Chief Accounting Officer