Form 10-Q
period 1998-02-28
CRESTED CORP
filed 1998-04-14
CIK 25657

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended FEBRUARY 28, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to ----------

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

Registrant's telephone Number, including area code (307) 856-9272


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

           CLASS                      OUTSTANDING AT APRIL 13, 1998
Common stock, $.001 par value               10,302,694 Shares

                    CRESTED CORP. AND AFFILIATE

                               INDEX

                                                           Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Consolidated Balance Sheets
            February 28, 1998 and May 31, 1997..................3-4

          Condensed Consolidated Statements of Operations
            Three and Nine Months Ended February 28, 1998
             and February 28, 1997..............................5-6

          Condensed Consolidated Statements of Cash Flows
            Nine Months Ended February 28, 1998
            and February 28, 1997...............................7-8

          Notes to Condensed Consolidated Financial Statements....9

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....10-13

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................14-15

ITEM 4.   Submission of Matters to a Vote of Security Holders....15

ITEM 5.   Other Information...................................16-17

ITEM 6.   Exhibits and Reports on Form 8-K.......................17

          Signatures.............................................18

                     PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                       CRESTED CORP. AND AFFILIATE

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                              February 28,     May 31,
                                                  1998          1997
                                              (Unaudited)    (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                 $ 815,900      $  37,100
    Accounts receivable
      Trade                                      82,000         63,900
      Affiliates                                876,400        596,200
    Current portion of long-term receivable
      Related parties                           105,300        304,000
      Inventory and other                        64,900         48,300
                                              ---------      ---------
TOTAL CURRENT ASSETS                          1,944,500      1,049,500


LONG-TERM NOTES RECEIVABLE                      397,500        474,600

INVESTMENTS IN AFFILIATES                     1,955,400      1,796,800

INVESTMENT IN CONTINGENT
 STOCK PURCHASE WARRANT                         651,000        651,000

PROPERTIES AND EQUIPMENT                      5,716,600      5,181,300
    Less accumulated depreciation,
    depletion and amortization               (3,162,200)    (3,017,700)
                                              ----------     ----------
                                              2,554,400      2,163,600

OTHER ASSETS                                    150,300        150,200
                                              ---------      ---------
                                             $7,653,100     $6,285,700



            See Notes to Condensed Consolidated Financial Statements

                       CRESTED CORP. AND AFFILIATE

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                            February 28,       May 31,
                                                 1998           1997
                                             (Unaudited)    (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses     $ 113,000      $ 556,600
    Deferred Income                           2,000,000       --
    Current portion of long-term debt
      Affiliates                              6,370,500      6,023,400
      Others                                     53,200         12,400
                                              ---------       --------
TOTAL CURRENT LIABILITIES                     8,536,700      6,592,400

LONG-TERM DEBT                                   48,700         15,800

ACCRUED RECLAMATION COSTS                       725,900        725,900

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value;
    65,000 shares issued, forfeitable
    until earned                                 43,900         43,900

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value;
      authorized, 100,000 shares;
      none issued or outstanding                  --             --
    Common stock, $.001 par value;
      authorized 20,000,000 shares;
      issued 10,237,694 shares                   10,200         10,200
    Additional paid-in capital                6,375,400      6,375,400
    Accumulated deficit                      (8,087,700)    (7,477,900)
                                              -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY               (1,702,100)    (1,092,300)
                                              -----------    -----------
                                            $ 7,653,100    $ 6,285,700
                                             ============   ===========



            See Notes to Condensed Consolidated Financial Statements

                          CRESTED CORP. AND AFFILIATE

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three Months Ended            Nine Months Ended
                                 FEBRUARY                     FEBRUARY

                          28, 1998      28, 1997        28, 1998      28, 1997
                        (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
REVENUE
  Mineral Sales           $       --    $       --   $429,300        $   --
  Oil and gas sales        24,200        31,400        62,500          62,500
  Mineral property
  transactions             23,100        26,900        78,300          75,300
  Interest                 53,800        12,800       105,700          27,700
  Rental                  137,200        98,900       529,400         228,000
  Other                   296,600       124,000       637,100         287,500
                          -------       -------       -----------   ------------
                          534,900       294,000     1,842,300         681,000

COSTS AND EXPENSE
   Cost of sales           36,000        25,100       107,700          74,300
   Mineral operations     187,700       114,300       549,300         272,800
   Interest                 5,200         8,800        15,800          22,500
   General and
   administrative         838,400       375,400     1,525,200         812,600
   Depreciation, depletion
   and amortization           -          46,400        96,700         139,500
                          ---------      ------      --------       ---------
                        1,067,300       570,000     2,294,700       1,321,700
                          ---------     -------     ---------       ---------

LOSS BEFORE EQUITY
    INCOME (LOSS)
   AND TAX PROVISION     (532,400)     (276,000)     (452,400)       (640,700)

EQUITY IN  LOSS
   OF AFFILIATES          (66,000)      (43,000)     (157,400)       (169,900)
                          -------       -------       --------       ---------

LOSS BEFORE PROVISION
   FOR INCOME TAXES      (598,400)     (319,000)     (609,800)       (810,600)

PROVISION FOR
  INCOME TAXES              --            --           --              --
                          -------       -------       -------         -----



            See Notes to Condensed Consolidated Financial Statements

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)


                            Three Months Ended           Nine Months Ended
                                 FEBRUARY                    FEBRUARY
                            28, 1998       28, 1997      28, 1998     28, 1997


NET LOSS                  $ (598,400)   $ (319,000)  $ (609,800)    $ (810,600)
                          ===========   ===========  ===========    ===========

NET LOSS
  PER SHARE               $     (.06)   $    (0.03)  $     (.06)    $     (.08)
                           =======       =======      ========       =========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING             10,302,694    10,217,805   10,302,694     10,214,647
                          ==========    ==========   ==========     ==========





            See Notes to Condensed Consolidated Financial Statements

                         CRESTED CORP. AND AFFILIATE

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                        FEBRUARY
                                                   28, 1998          28, 1997
                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $ (609,800)       $(810,600)
   Adjustments to reconcile net loss to net cash
     Provided by operating activities:
       Depreciation, depletion and amortization     155,100          139,500
       Abandonment of mining claims                    --                --
       Equity loss of affiliates                    157,400          169,900
       Loss (gain) of sale of asset                    (800)            --
       Other                                           --             (2,200)
       Deferred income                            2,000,000        2,103,800
         Non-cash compensation                         -                 700
       Net changes in components and working ca    (758,600)        (395,400)

NET CASH  PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                              943,300        1,205,700

CASH FLOWS FROM INVESTING ACTIVITIES:
       Increase in notes receivable                 (40,300)        (174,400)
       Proceeds from collection of notes receiv     316,100           36,300
       Development of mining claims                    (600)             --
     Investment in affiliates                      (316,000)        (404,300)
     Purchase of property and equipment            (546,500)        ( 35,600)
     Proceeds from sale of assets                     2,000                -
                                                      ------          -------

NET CASH  USED IN INVESTING ACTIVITIES             (585,300)        (578,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in debt                                 503,900          112,600
   Principle payment on long-term debt              (83,100)        (730,600)
                                                   --------         ---------

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES  420,800         (618,000)

            See Notes to Condensed Consolidated Financial Statements

                         CRESTED CORP. AND AFFILIATE

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                                                    Nine Months Ended
                                                        FEBRUARY
                                                28, 1998       28, 1997
                                               (Unaudited)    (Unaudited)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                           778,800         9,700

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            37,100        52,600
                                               ---------      --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 815,900      $ 62,300
                                               =========      ========

SUPPLEMENTAL DISCLOSURES:
   Interest Paid                               $  15,800      $ 22,500
                                               =========      ========

   Income tax paid                             $   9,500      $    -
                                               =========      =========




            See Notes to Condensed Consolidated Financial Statements

                                  CRESTED CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1) The Condensed Consolidated Balance Sheet as of February 28, 1998, the Condensed Consolidated Statements of Operations for the nine months and the three months ended February 28, 1998 and February 28, 1997, and Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 1998 and February 28, 1997, have been prepared by the Company ( "Crested") without audit. The Condensed Consolidated Balance Sheet of May 31, 1997, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of February 28, 1998 and May 31, 1997, the results of operations for the three months and nine months ended February 28, 1998 and February 28, 1997, and the cash flows for the nine months then ended.

      2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1997 Form 10-K. The results of operations for the periods ended February 28, 1998 and February 28, 1997 are not necessarily indicative of the operating results for the full year.

     3) The condensed consolidated financial statements of the Company include its proportionate share of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by Company and 50% by Company's parent, U.S. Energy Corp. ("USE"). All material intercompany profits and balances have been eliminated.
     4) Debt at February 28, 1998 and May 31, 1997 consists primarily of an account payable to the Company's parent USE of $6,370,500 and $6,023,400, respectively. The remaining debt is for various equipment.

      5) Accrued reclamation obligations of $725,900 represent the Company's share of the reclamation liability at the Crooks Gap Mining District. This reclamation work may be performed over several years.

      6) Certain reclassifications have been made in the May 31, 1997 financial statements to conform to the classifications used in February 28, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended February 28, 1998, the Company's current assets increased by $895,000 to a balance of $1,944,500. This increase is primarily due to a net increase of cash $778,800 and an increase of $280,200 in Accounts Receivable related parties. The increase in cash was a result of the Acquisition Agreement entered into during the three months ended August 31, 1997 between the Company, its parent U.S. Energy Corp. ("USE") and Kennecott Uranium Company
(Kennecott). As a result of the Acquisition Agreement, the Company and USE received a $4,000,000 signing bonus and a loan of $16,000,000 to continue to develop the Green Mountain Mining Venture (GMMV) mining properties and Sweetwater Mill. The $4,000,000 signing bonus was forfeitable through December 1, 1997, unless certain conditions were met by the Company and USE. Although the conditions were met and the signing bonus was no longer forfeitable, under generally accepted accounting principals the Company's portion, $2,000,000 continues to be carried as a deferred revenue item until such time as the Acquisition Agreement is closed or terminated. If the Acquisition Agreement is terminated, the GMMV will continue to hold the properties and only Kennecott will be responsible for paying back the amount loaned under the $16,000,000 development loan to a Kennecott affiliate and the 50% interest of Crested and USE will not be impacted.

The Company also received cash in the amount of $429,300, which is one half of the proceeds the Company and USE received for the sale of uranium under a Sheep Mountain Partners (SMP) contract, and $78,300 as an advance royalty from Cyprus/AMAX. As a result of the GMMV operations, the Company and USE invoiced the GMMV a total of $5,438,500 for direct costs, management fees and equipment rental during the nine months ended February 28, 1998. Of the total amount invoiced to the GMMV, $622,950 (an increase of $212,450) had not been paid to the Company as of Februrary 28, 1998. However, the quarter-end balance was paid in full in March of 1998. The Company and USE continued to fund SMP and the Plateau Resources ("Plateau") operations. SMP has not reimbursed the Company and USE for their direct costs for maintaining the SMP properties on standby and is subject to the Arbitration Panel's Award and pending litigation.

The primary uses of cash by the Company were the reduction of Accounts Payable of $443,600; purchases of Property Plant and Equipment of $546,500; increases in the Investment in Affiliates of $316,000, and the repayment of Long Term Debt of $83,100. The Company and USE's Chairman and CEO retired $432,000 in amounts owed to the Company and USE. This was done as a result of the decision of the board of director and compensation committee of USE granting the Company's and USE's Chairman and CEO John L. Larsen a bonus of $615,000 for his excellent work in acquiring Kennecott as a joint venture partner in 1990 for $15,000,000 in cash plus a $50,000,000 commitment to USECC to develop the Green Mountain properties; the negotiations by Mr. Larsen in acquiring Plateau Resources Ltd. with the Shootaring Mill and the most recent negotiations for USECC to enter into the Acquisition Agreement to acquire Kennecott's interest in GMMV resulting in the signing bonus of $4,000,000 to the Company and US. The Companies and Mr. Larsen agreed that the bonus is further in full settlement of the $1,000,000 bonus to the CEO authorized by the USE board of directors in 1993 which was conditioned on the spot price of uranium concentrates and cash distributions from the GMMV to the Company and USE.

The primary requirements for the Company's working capital continue to be funding of the on-going administrative expenses; mine and mill holding and start up costs of Plateau; the holding costs of the SMP mines; on-going litigation expenses associated with the SMP dispute, and certain uranium delivery costs associated with SMP utility contracts. Nukem and CRIC are currently making most of the SMP uranium deliveries. No assurance can be given that this method of delivery will continue. The capital requirements to fill the Company's and USE's portion of the remaining commitments in fiscal 1998 will depend on the spot market price of uranium and may also be dependent on the outcome of the Arbitration/ Litigation Award involving Nukem and CRIC, which Nukem and CRIC have appealed to the 10th Circuit Court of Appeals.

The primary source of the Company's capital resources for the remainder of fiscal 1998 will be reimbursement available through the GMMV (see discussion
below);   cash  on   hand;   the   potential   settlement   of  the   Nukem/CRIC
Arbitration/Litigation; uranium deliveries pursuant to the SMP contracts; borrowing from financial institutions (primarily the line of credit), and the sale of equity or interests in investment properties. Fees from oil production; rentals of various real estate holdings and equipment, and the sale of aviation fuel will also provide cash.

The Company, USE and Sutter Gold Mining Company ("SGMC") are currently seeking additional financing for the construction of the gold processing mill and mine development of SGMC. See discussion under SGMC below. An additional $8 million in financing is being sought. However, there is no assurance that the funds will be raised.

The expenditures for the SMP care and maintenance costs at the SMP uranium mines may require additional funding, depending on the outcome of the SMP arbitration. See Part II, Item 1 "Legal Proceedings" below.

GMMV

On June 23, 1997, the Company and USE d/b/a USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other considerations. This information was previously reported in the Company's Form 10-Q (Item 2) for the fiscal quarter ended August 31, 1997. As a result of this agreement, it is believed that no internal funding will be required by the Company and Crested for the GMMV at either the Sweetwater Mill or the Jackpot Mine.

Pursuant to the Acquisition Agreement which includes the Mineral Lease and the Mill Contract, USECC is developing the proposed Jackpot Mine and working with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work is being funded from the $16,000,000 loan provided to the GMMV by Kennecott. Under the Fourth Amendment of the GMMV Agreement, (which amendment was affected pursuant to the Acquisition Agreement), Kennecott will be entitled to a credit against its original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 loan provided by Kennecott to the GMMV, plus the $4,000,000 bonus paid to the Company and USE on signing of the Acquisition Agreement.

Closing of the Acquisition Agreement is subject to the Company and USE satisfying several conditions on or before the extended closing date of October 30, 1998. If the Acquisition Agreement is never closed, Kennecott and USECC, shall own their respective 50% interest in the GMMV and the obligation to repay the $16,000,000 loan shall remain Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by the Company and USE.

SUTTER GOLD MINING COMPANY

The preliminary prospectus to qualify a previous special warrant offering prospectus of Sutter Gold Mining common stock has been filed with the Ontario Securities Commission with a copy to the Toronto Stock Exchange. An additional $8 million must be raised to fund the development costs to place the SGMC properties in production. It is not anticipated that any of the Company's funds will be required to fund these operations. Subsequent to the quarter ended February 28, 1998 USE purchased certain Special Warrants of Sutter Gold. Please refer to Item 5 below. It is unlikely SGMC will be listed on the Toronto Stock Exchange until such time as gold prices recover further from the drop in prices in 1997.

SHEEP MOUNTAIN PARTNERS

Nukem and CRIC filed their opening brief in their appeal to the 10th Circuit Court of Appeals on December 12, 1997. The Company and USE filed their answer brief on January 12, 1998. Thereafter, Nukem and CRIC filed a reply brief. On April 13, 1998, the Deputy Clerk of Court advised all counsel that a three-judge panel had reviewed the briefs and record on appeal and oral arguments are not needed. See Item 1, Part II below. No assurance can be given as to the ultimate outcome.

Until such time as these issues are resolved, the Company and USE may be required to fund the standby costs of the Sheep Mountain Partners' mines. The Company and USE have filed a lien on the SMP properties as a protection for the payment of past and future standby costs for which they have not been reimbursed by Nukem/CRIC and filed suit in Wyoming to foreclose the lien. The case has been stayed and the issues will be heard in the Denver District Court. See Item 1,
Part II below.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997

Revenues for the nine months ended February 28, 1998, increased by $1,161,300 over the same period of the prior year. The increase in revenues primarily is as a result of a delivery pursuant to one of the SMP delivery contracts wherein a net profit of $429,300 was recognized by the Company and an increase of $301,400 in rental revenues which consist primarily of the rental of equipment and real estate. There were no uranium sales during the nine months ended February 28 1998. The increase of equipment rentals is as a result of increased equipment rentals to the GMMV under the June 23, 1997 Acquisition Agreement discussed above. Management fees and other Revenues increased by $349,600 during the nine month period ended February 28, 1998, over the same period ended February 28, 1997, due primarily to management fees charged on increased activities provided to various subsidiary companies and partnerships by the Company and USE.

Other than the increases in Mineral Operations of $276,500 and General and Administrative expenses of $712,600, costs and expenses remained relatively constant with those experienced during the nine month period of the prior year. Mineral Operations and General and Administrative expenses increased due primarily to additional staff to administer the development of the GMMV and the bonus given to the Company and USE's Chairman and CEO.

Equity in loss of in affiliates decreased by $12,500 over the prior year during the nine months ended February 28, 1997; to a total of $157,500.

Operations for the nine month period ended February 28, 1998, resulted in a loss of $609,800 or $0.06 per share as compared to a loss of $810,600 or $0.08 per share for the same period from the previous year. The decrease in the loss is primarily as a result of increased revenues for the sale of Uranium and the rental of equipment which were offset by increases in mineral costs, and the increased administrative costs associated with expanded operations. Operations for the three months ended February 28, 1998, resulted in a loss of $598,401 or $0.06 per share as compared to a loss of $319,000 or $0.03 per share during the quarter ended February 28, 1997. This increase in the loss for the quarter is primarily associated with the bonus given the Company's Chairman and CEO and increased costs associated with mining and administrative costs.

                    PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

      (a) SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION. The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item
3) for the fiscal year ended May 31, 1997 and Item 1, Part II of the Company's Form 10-Q for the quarters ended August 31, 1997 and November 30, 1997. This report discloses the status of the consensual arbitration/litigation in the U.S. District Court of Colorado and 10th Circuit Court of Appeals involving the Company and U.S. Energy Corp. d/b/a USECC and Nukem, Inc. and its wholly-owned subsidiary Cycle Resource Investment Corp. (CRIC) over disputes involving the Sheep Mountain Partners (SMP) partnership concerning the marketing and sale of uranium and mining operations in Wyoming. As was reported earlier, a Second Amended Judgment was entered on June 30, 1997, by Judge Lewis T. Babcock of the U.S. District Court of Colorado wherein the Court again confirmed the Arbitration Award ordering Nukem to pay USECC a net of approximately $8,600,000 as monetary damages and imposing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom (the "CIS contracts"). Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion. Nukem and CRIC then filed an amended notice of appeal of the District Court's Judgment, Amended Judgment and Second Amended Judgment with the 10th Circuit Court of Appeals. USECC filed a motion to increase the supersedeas bond Nukem posted for $8,613,600 to cover the value of the CIS contracts, but the 10th Circuit Court denied the motion. Nukem/CRIC filed their Appellants' opening brief with the 10th Circuit Court of Appeals on December 12, 1997. USECC filed its Appellees' brief on January 12, 1998. Nukem/CRIC filed a reply brief on January 26, 1998. On April 13, 1998, Company received a notice to all counsel in the appeal from the Deputy Clerk of the 10th Circuit Court advising that the case was referred to a three-judge panel and after examination of the briefs and record on appeal, the panel was of the unanimous opinion that oral arguments were not needed. Nukem and CRIC have the opportunity to file within ten days with the Court a statement of reasons for oral argument. The Court also required Nukem and CRIC to initiate a mandatory settlement conference and a report of the proposed conference shall be filed with the Clerk.

      (b). BGBI LITIGATION. The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item 3) for the fiscal year ended May 31, 1997 and Item I part II of the Company's Form 10-Q for the quarter ended November 30, 1997. This report discloses the status of the lawsuit filed by Plaintiff Bond Gold Bullfrog Inc. in Nye County, NV against the Defendants Company, USE and Parador Mining Company, Inc. regarding Parador's lease to Bond Gold of two patented mining claims. On December 18, 1997, at a hearing before the District court on motions for summary judgment by all parties, the Court granted various motions of the parties but denied plaintiff's motions for summary judgment on the breach of Parador's lease and the issue of specific performance by plaintiff. The Court denied defendants' motion for summary judgment on plaintiff's claim for breach of contract. Thus, the issues of breach of contract by both BGBI for specific performance by plaintiff. The Court denied defendants' motion for summary judgment on plaintiff's claim for breach of contract. Thus, the issues of breach of contract by both plaintiff BGBI and these defendants and BGBI for specific performance remained and were tried before the Court commencing on January 26, 1998. After the trial, the Court found against the parties on their respective claims and the plaintiff and these defendants filed a Notice of Cross-Appeal and Notice of Appeal, respectively to the Nevada Supreme Court. The record on appeal has been filed with the Nevada Supreme Court and the appeals process is now being followed.

      (c). On September 16, 1991, Company and USE d/b/a USECC as plaintiffs, filed Civil Action No. 91CV7082 in the Denver District Court, wherein plaintiffs were seeking reimbursement of $85,000 per month from the spring of 1991 for maintaining the SMP uranium mines at Crooks Gap on a standby basis. On behalf of SMP, CRIC filed an answer, affirmative defenses and a counterclaim against plaintiffs denying that SMP owed plaintiffs any money. Plaintiffs filed a Motion for Summary Judgment and the Denver District Court Judge denied the motion and stayed all proceedings until the case involving plaintiffs and CRIC and Nukem were resolved in the U.S. District Court for Colorado. This matter was submitted to arbitration in February 1994, and on April 18, 1996, the Arbitration Panel awarded USECC $2,512,823 plus per diem interest of $616 against Nukem and CRIC jointly and severally for standby costs through March 31, 1996. When Nukem and CRIC appealed the confirmation of the Arbitration Award, they posted a supersedeas bond to cover this portion of the Award. USECC continued to maintain the SMP underground and open pit mines in Fremont County, Wyoming so USECC filed a lien for such expenditures on the SMP mining properties from March 31, 1996 and in 1997, filed a civil action to foreclose the lien in a Wyoming District Court. Nukem and CRIC resisted the foreclosure case in Wyoming claiming the Denver District Court had jurisdiction because of the forum selection clause referred to Colorado as the jurisdiction for such claim in the Operating Agreement between SMP and USECC. The Court enjoined USECC from proceeding with the foreclosure action in the Wyoming Court and various pleadings have been filed by both parties in the Denver District Court where the case is now pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 5, 1997, an annual meeting of shareholders was held and five directors, John L. Larsen, Max T. Evans, Daniel P. Svilar, Michael D. Zwickl and Kathleen R. Martin were reelected for a term expiring at the next succeeding annual meeting and until their successors are duly elected or appointed and qualified.

      The vote as follows:

NAME OF DIRECTOR          FOR       AGAINST   ABSTAIN   WITHHELD

John L. Larsen        8,601,807      8,400    31,500      8,330
Max T. Evans          8,604,807      8,400    31,500      5,330
Daniel P. Svilar      8,602,807      8,400    31,500      7,330
Michael D. Zwickl     8,602,807      8,400    31,500      7,330
Kathleen R. Martin    8,602,507      8,400    31,500      7,630

ITEM 5.      OTHER INFORMATION

Subsequent to February 28, 1998, USE entered into four separate Stock Purchase Agreements with four Canadian investment funds, for the issuance of 658,895 shares of Common Stock of USE, in consideration of the funds' payment to USE of US$1,190,000 in cash and the delivery to USE of 888,900 Special Warrants of Sutter Gold Mining Company ("SGMC"), a subsidiary of USE. The funds had paid SGMC a total of Cdn$4,888,950 in May 1997, pursuant to a private offering in Canada, to purchase the Special Warrants from SGMC. Each Special Warrant entitled the holder to acquire from SGMC, at no further cost, one share of Common Stock of SGMC, and one Purchase Warrant; each Purchase Warrant would have entitled the holder to purchase one share of Common Stock of SGMC, at a price of Cdn $6.00 per whole share (the "Purchase Warrants"), during the 18 months following the May 1997 closing of the offering of the SGMC Special Purchase Warrants.

Pursuant to the terms and conditions of the Special Warrants, if SGMC were to fail to obtain prospectus qualification before the October 10, 1997 qualification deadline (as such terms were defined in the Special Warrants) from the securities commissions of the Canadian Provinces wherein purchasers of the Special Warrants reside, the holders of the Special Warrants would be entitled to receive a dilution penalty in the amount of 1.1 shares of Common Stock of SGMC and 1.1 Purchase Warrants, for each Special Warrant exercised after the qualification deadline if prospectus qualification were not obtained by the qualification deadline. Such qualification required listing of the SGMC shares and Purchase Warrants on a principal Canadian stock exchange.

The prospectus qualification has not been obtained by SGMC, due to the drop in gold prices during the latter part of 1997 and the resulting lack of interest in new listings of gold companies in the Canadian markets. However, none of the four Canadian funds, nor any other investor in the Canadian offering, has received additional shares of SGMC Common Stock or additional Purchase Warrants in payment of the dilution penalty with respect to the Special Warrants and their constituent securities.


Each of the four Canadian funds, in order to diversify and increase their original investment, made offers to USE to purchase shares of Common Stock of USE. Each of the four funds, and USE, negotiated the terms of acceptance of the funds' offer by USE. As a result of the offer and subsequent negotiations with each of the funds, USE entered into the four Stock Purchase Agreements with the funds.

As of the date hereof, pursuant to the Stock Purchase Agreements, USE has received consideration for its issued shares consisting of (i) net cash proceeds, from all four funds, of US$1,102,464 (after deduction of US$87,536 in legal fees and a fee paid to a Canadian investment banking firm); (ii) 684,300 Special Warrants of SGMC (from three of the four funds); and (iv) the relinquishment by each of the four funds of their rights to the dilution penalty. USE has issued 546,365 shares of Common Stock as of the date hereof in consideration of the cash, the Special Warrants received to date and the relinquishments. The USE shares are restricted securities. Pursuant to the terms of the Stock Purchase Agreements, USE will file a resale registration statement with the Securities and Exchange Commission, to permit the resale of the subject shares by the funds. When the registration statement is declared effective, the balance of 112,530 shares of USE Common Stock will be issued to the fourth fund, and that fund will deliver its 204,600 Special Warrants to USE in payment for such 112,530 shares of USE Common Stock. Such 112,530 shares of USE Common Stock issued to the fourth fund will be included in the resale registration statement.

The dilution penalty, if paid, would have resulted in the issuance to the funds of an additional 88,890 shares of Common Stock of SGMC and Purchase Warrants to buy another 88,890 shares of Common Stock of SGMC. USE will retain the SGMC Special Warrants acquired to date from three of the funds (and will retain the fourth fund's Special Warrants when acquired). It is possible that the dilution penalty may have to be paid with respect to Canadian investors in the Special Warrants other than the four Canadian funds.

The Stock Purchase Agreements closed as of April 7, 1998, at which date the closing bid price of USE shares was US$6.876. A price of US$7.00 was utilized by the funds and by USE for purposes of determining the number of USE shares to be issued under the Stock Purchase Agreements. There will not be any adjustment in the terms of the fourth fund's Stock Purchase Agreement for any changes in USE share market prices when the final portion of that Agreement is closed.

The USE compensation committee is to review the transaction with the above four funds on a division of the SGMC Special Warrants acquired by USE, between USE and Crested and make its recommendation to the boards of directors of USE and the Company.

The accounting treatment of the transaction with the funds will be set forth in the full year financial statements for USE, which will be included in the Form 10-K Report for fiscal year ending May 31, 1998.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.  None.

      (b) Reports on Form 8-K. There were no Reports filed by the Registrant on Form 8-K during the quarter ended February 28, 1998.

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CRESTED CORP.
                                    (Registrant)



Date:  April 13, 1998          By:     S/ MAX T. EVANS
                                    ------------------
                                    MAX T. EVANS,
                                    President



Date:  April 13, 1998          By:     S/ ROBERT SCOTT LORIMER
                                    --------------------------
                                    ROBERT SCOTT LORIMER,
                                    Principal Financial Officer
                                    and Chief Accounting Officer