Form 10-K
period 1998-05-31
CRESTED CORP
filed 1998-09-14
CIK 25657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended May 31, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        [No Fee Required] for the transition period from ______ to ______ Commission file number 0-8773

                                  CRESTED CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Colorado                                           84-0608126
---------------------------------------------       ----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

        877 North 8th West
        Riverton, WY                                        82501
---------------------------------------------       ----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's Telephone Number, including area code:        (307) 856-9271
                                                   -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 5, 1998 computed by reference to the average of the bid and asked prices for the Registrant's common stock as reported by National Quotation Bureau on Pink Sheets for the week then ended, was approximately $600,000.

               Class                          Outstanding at September 4, 1998
---------------------------------------      -----------------------------------
     Common Stock, $0.001 par value                  10,302,694 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the item numbers involved:

        1998 Annual Meeting Proxy Statement for the fiscal year ended May 31, 1998, into Items 10-13 of Part III of the filing.

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

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, the disclosures about the Green Mountain Mining Venture development schedule for the Wyoming properties, the projected operating status of Plateau Resources Limited's Shootaring Canyon uranium mill in Utah, future market prices for uranium oxide, possible utility contracts for uranium oxide, and the plan of operations for Yellow Stone Fuels Corp. and Sutter Gold Mining Company (subsidiaries of Crested), are forward-looking statements. In addition, when words like "expect," "anticipate" or "believe" are used, Crested is making forward-looking statements.

        Although Crested believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Annual Report. The forward-looking statements should be carefully considered in the context of all the information set forth in this Annual Report.

                                     PART I

ITEM 1 AND ITEM 2. BUSINESS AND PROPERTIES

(A)     GENERAL.

        Crested Corp. ("Crested" or the "Registrant") is in the business of acquiring, exploring, developing and/or selling or leasing mineral properties, and the mining and marketing of minerals. USE is now engaged in two principal mineral sectors: uranium and gold, both of which are in the development stage. The most significant uranium properties are located on Green Mountain and Sheep Mountain in Wyoming, and in southeast Utah. USE's gold operations are conducted through Sutter Gold Mining Company ("SGMC"), a 59% USE owned subsidiary. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. Crested and its parent U.S. Energy Corp. ("USE") also carry on small oil and gas operations in Montana and Wyoming. Other Crested business segments are commercial operations (real estate and general aviation). Crested has a May 31 fiscal year.

        Crested was incorporated in Wyoming in 1970. All of its operations are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone
(307) 856-9271.

        Most of Crested's operations are conducted through a joint venture with USE, which owns a majority of Crested's Common Stock, and various jointly owned subsidiaries of USE and Crested. The joint venture with USE is referred to in this Report as "USECC". Construction operations are carried on primarily through USE's subsidiary Four Nines Gold, Inc. ("FNG"). Oil and gas operations are carried out through Energx, Ltd., a subsidiary of USE and Crested. USE and Crested originally were independent companies, with two common affiliates (John
L. Larsen and Max T. Evans). In 1980, USE and Crested formed a joint venture to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and later payment of the debts by Crested issuing common stock to USE, Crested became a majority owned subsidiary of USE in fiscal 1993. See Part III of this Report.

        In fiscal 1998, USE and USECC signed an agreement with Kennecott Uranium Company ("Kennecott"), for the purchase of Kennecott's interest in the Green Mountain Mining Venture ("GMMV") (the "Acquisition Agreement"). Please see "Minerals-Uranium-The Green Mountain Mining Project-June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

        In fiscal 1998, USE and Crested continued the development of the GMMV uranium mines and the upgrade of the GMMV's Sweetwater uranium mill and the Shootaring Canyon uranium mill in southeast Utah (owned by Plateau Resources Ltd., a wholly-owned USE subsidiary) In addition, USE intends to implement plans for it and Crested to consolidate their uranium assets into a single subsidiary and finance the startup of its mines and mill operations, subject to obtaining the necessary debt or equity funding. There is no assurance such financing can be obtained.

        For fiscal 1999, USE and Crested intend to seek the financing necessary to continue development work at the Jackpot Mine. In late July 1998, USE, Crested and Kennecott made a business decision to temporarily cease development work at the jackpot Mine because of the expected negative impact on uranium prices due to the amount of uranium inventory which USEC Inc. announced was held in its inventory and could be sold into the market. However, other factors are affecting the uranium market (reductions in current and planned production), such that the resumption of development work and putting the Utah uranium properties into production in the near-term may be warranted. See "Uranium Market Information." USE and Crested are in discussions with various sources of capital for this purpose, however, no funding agreements have been reached as of the date of this Report and there is no assurance any such funding would be received. Such funding would also finance USE's and Crested's purchase of Kennecott's interest in the GMMV. See "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

        USE also will be refining the mine and mill plan for the Lincoln Project in California (held by Sutter Gold Mining Company, a majority-owned subsidiary of USE and a minority owned subsidiary of Crested), with the objective of continuing mine development, building a gold mill and producing gold in late fiscal 1999 or early fiscal 2000. Capital and operating costs for the Lincoln Project may be funded internally by Sutter Gold Mining Company, as supplemented by additional funding from USE and/or third parties. However, there are no outside funding agreements as of the date of this Report and there is no assurance needed funding will be received. See "Gold" below.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

        The Registrant operates in two business segments: (i) minerals and (ii) commercial operations. The Registrant engages in other miscellaneous activities such as oil and gas exploration, development and production. The principal products of the operating units within each of the reportable industry segments are:

        INDUSTRY SEGMENTS                          PRINCIPAL PRODUCTS
        -----------------                          ------------------

        Minerals Sales and leases of mineral-bearing properties and, from time to time, the production and/or marketing of uranium, gold and molybdenum.

        Commercial                      Operations  Operation  of  a  motel  and
                                        rental of real  estate,  operation of an
                                        aircraft fixed base operation  (aircraft
                                        fuel  sales,   flight   instruction  and
                                        aircraft maintenance),  and provision of
                                        various  contract  services,   including
                                        managerial   services   for   subsidiary
                                        companies.

Percentage of Net Revenue contributions by the two segments in the last three fiscal years were:

                              Percentage of Net Revenues During the Year Ended
                              ------------------------------------------------
                                  May 31,         May 31,           May 31,
                                   1998             1997             1996
                                 --------         --------          ------

Minerals                           11%                 6%             62%
Commercial Operations              19%                29%             16%

        Crested received $429,300 in revenues from the sale of uranium in fiscal 1998. During fiscal 1996, mineral revenues were generated from sales of uranium under certain of the utility supply contracts held by Sheep Mountain Partners ("SMP"), a Colorado general partnership. During fiscal 1997, there were no revenues from mineral sales (except for molybdenum royalty interest) in part due to the arbitration proceedings involving SMP (see Item 3, "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation"). Additional mineral revenue was generated by Crested's molybdenum interest.

(C)  NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT
     (INCLUDING ITEM 2 - PROPERTIES DISCLOSURE).

                                    MINERALS

URANIUM

GENERAL

        Crested has interests in several uranium-bearing properties in Wyoming and Utah and in uranium processing mills in Sweetwater County, Wyoming (the "Sweetwater Mill") and in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium-bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. Crested and USE plan to develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. In addition, other uranium-bearing properties in New Mexico and Wyoming are held by Yellow Stone Fuels Corp. (a minority joint subsidiary of USE and Crested).

        The property interests of Crested in Wyoming are:
        -------------------------------------------------

        Green Mountain
        --------------

        521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine). These assets are held by the Green Mountain Mining Venture ("GMMV"), owned 50 percent by USE and USECC (the "USE Parties"), and 50 percent by Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company and Kennecott Corporation of Salt Lake City, UT are subsidiaries of Rio Tinto plc, formerly RTZ PLC of London. Rio Tinto plc is one of the world's leading natural resource companies and owns 69% of Rossing Uranium Corp.'s operations in Namibia in southwest Africa. Rossing currently produces about 6,000,000 lbs. of U3O8 out of its 10,000,000 lb. annual capacity. Rio Tinto has delayed indefinitely the construction of its 4,000,000 lb. U3O8 per year Kintyre uranium project in Western Australia. Kennecott Corporation owns and operates several mines including the Bingham Canyon, Utah open pit copper mine which opened in 1906.

        All of the GMMV mining claims are accessible by county, private and/or United States Bureau of Land Management ("BLM") access roads. Exploration and delineation of the principal uranium resources in the proposed Jackpot Mine have been substantially completed. The BLM has signed a Record of Decision approving the Jackpot Mine Plan of Operations following preparation of a final Environmental Impact Statement ("EIS") for the proposed mine, and on June 25, 1996, the Wyoming Department of Environmental Quality ("WDEQ") issued Mine Permit No. 660 that is required for GMMV to develop the underground Jackpot Mine and mine the uranium deposits. The proposed mine has had no previous operators, and will be a new mine when opened. The Big Eagle Mine and related claim groups (which are near the proposed Jackpot Mine and are part of the Green Mountain Claims held by the GMMV), are accessible by county and private roads. The Big Eagle Mine was first operated by Pathfinder Mines Corporation ("PMC") starting in the late 1970s.

        Sheep Mountain
        --------------

        Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From 1988 to June 1, 1998, these assets were held by SMP. On June 1, 1998, USECC received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem and CRIC. The disposition of SMP cash and the CIS uranium supply contracts, remain in dispute. See Item 3, "Legal Proceedings." The Sheep Mountain Mines 1 and 2 are accessible by county and private roads and were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

        Yellow Stone Fuels Corp.
        ------------------------

        Approximately 10,825 acres of properties are held by 437 unpatented lode mining claims which have been staked by, plus four leases (including three state leases) held by Yellow Stone Fuels Corp. (an Ontario, Canada corporation, or by its wholly-owned subsidiary Yellow Stone Fuels, Inc., a Wyoming corporation, hereafter collectively or individually referred to as "YSFC"). The properties are located in Wyoming and New Mexico, and are believed to be prospective of uranium and suitable for in-situ leaching. USE and Crested each own 12.7% of YSFC.

        The property interests of USE and Crested in Utah through
        Plateau Resources Ltd. are:
        ----------------------------------------------------------

        The Tony M Mine and the Frank M properties, underground uranium deposits in San Juan County, Utah located partially on Utah State mining leases. These properties are accessible by county roads.

        Plateau is the lessee of the Tony M Mine and portions of the Frank M properties and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M mine was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M Mine was in production (while Plateau was owned by CPC), it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill. In addition, low grade uranium ore was stockpiled at the Tony M Mine and at the Shootaring Mill.

        Plateau also acquired the Velvet Mine and the nearby Woods Complex in the Lisbon Valley area in southeastern Utah. The Velvet Mine was fully developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The Woods Complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Wood Mine. The Wood Mine property is not permitted, but USE and Crested do not expect difficulty in obtaining a new permit because the surface facilities would occupy the site that has been disturbed from previous operations.

        Plateau Resources Ltd. is a wholly-owned subsidiary of USE, however, Crested owns an interest in Plateau. See "Plateau Shootaring Canyon Mill" below.

THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT

        GMMV. In fiscal 1998, USE and USECC signed the Acquisition Agreement to acquire Kennecott Uranium Company's interest in the GMMV. The following is a description of the formation of GMMV and certain of its terms, which have been modified as a result of the Acquisition Agreement and related transactions, as set forth under the "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

        In fiscal 1991, USE and USECC entered into an agreement to sell 50 percent of their interests in the Green Mountain uranium claims, and certain other rights, to Kennecott for $15,000,000 (USE's share of the proceeds was $12,600,000, and the balance was Crested's) and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures pursuant to Management Committee budgets. At the same time, USE and USECC ("USE Parties") and Kennecott formed the GMMV to develop, mine and mill uranium ore from the Green Mountain Claims, and market U3O8.

        After the first $50,000,000 of GMMV expenditures advanced by Kennecott is spent (which has been completed as of the date of this 10-K Report (see "Properties and Mine Plan" below)), the GMMV expenses are to be shared by the parties generally in accordance with their participating interests (50 percent Kennecott, 50 percent USE Parties). The agreement also provides that Kennecott will pay a disproportionate share (up to an additional $45,000,000) of GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30,000,000 of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for the next $15,000,000 of such operating expenses).

        Pursuant to the GMMV joint venture agreement, each party's participation interest in the GMMV is subject to reduction for voluntary or involuntary failure to pay its share of expenses as required in approved budgets (including Kennecott's commitment to fund the initial $50,000,000 of the GMMV expenditures), so that in effect, the interest held by each party collateralizes its performance. However, a defaulting party would remain liable for third party liabilities incurred during the GMMV operations, proportionate to its interest before reduction.

        Assuming Kennecott's interest is not acquired by the USE Parties (see below), the GMMV cash flows will be shared between Kennecott and the USE Parties according to their participation interests. However, 105 of the Green Mountain Claims, which cover the Round Park (Jackpot) uranium deposit, currently believed to be the most significant mineralized resource on Green Mountain, were formerly owned solely by USE. Pursuant to an agreement between USE and Crested, cash flow from production of uranium out of these 105 Green Mountain Claims will be distributed only to USE and Kennecott, and GMMV expenditures on such properties will be shared 50 percent by USE and 50 percent by Kennecott. This sharing ratio will change if Kennecott's interest is acquired by USE and Crested. See "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company." Milling costs will be paid by the GMMV as operating costs and shared among the participants according to their ownership interests in the ore being milled.

        The USE Parties' share of GMMV cash flow resulting from the balance of the properties (outside the 105 claims), which were previously owned by USE and Crested together, will be shared equally by USE and Crested. GMMV expenditures from such properties will be shared 25 percent each by USE and Crested, and 50 percent by Kennecott. Such latter properties are expected to be developed after the Round Park (Jackpot) deposit is placed into production and the uranium deposits on these properties may be accessed through the proposed tunnels at the Jackpot Mine. Development work at the Jackpot Mine was temporarily halted in late July 1998, see "USEC Inc." below.

        The GMMV Management Committee has three Kennecott representatives and two USECC representatives, acts by majority vote, and appoints and supervises the project manager. In fiscal 1993, Kennecott became the GMMV project manager and has continued as project manager through May 31, 1998. USECC has continued work on a contract basis at Kennecott's request through May 31, 1998.

        Activities on the GMMV properties have included environmental and mining equipment studies, mine permitting and planning work, property maintenance, setting up a uranium marketing program, acquisition and monitoring of the Sweetwater Mill and preparation of an application to the U. S. Nuclear Regulatory Commission ("NRC") to convert the Sweetwater Mill license from standby to an operating license. USE and Crested have completed the construction of additional mining support facilities at the Jackpot Mine in fiscal 1998, including; the installation of natural gas lines and phone services; construction of a new shop building containing offices, a dry-change room, emergency generators, air compressors and mechanical repair base; upgrading the ore haul road; and installation of a conveyor and stacker and other incidental mine activities, while maintaining all permits and licenses at the Jackpot Mine and Sweetwater Mill. For underground mine development work, as of the date of this 10-K Report, the GMMV has driven twin decline tunnels 18 feet wide and 12 feet high on a -17 percent grade approximately 2,000 feet each into Green Mountain with 1,000 feet of cross cuts between the declines. All of these development costs in fiscal 1998 and to date in fiscal 1999 have been funded through the $16,000,000 loan in connection with Kennecott's $50,000,000 work commitment (for its 50 percent interest).

JUNE 23, 1997 ACQUISITION AGREEMENT WITH KENNECOTT URANIUM COMPANY

        On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott, for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. Kennecott paid USE and USECC $4,000,000 as a signing payment, and committed to provide the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational. The work to develop the proposed Jackpot Mine and ready the Sweetwater Mill for operations was performed by USECC as lessee of all the GMMV mineral properties under a Mineral Lease Agreement between the GMMV and USECC (the "Mineral Lease"), and as an independent contractor under a Contract Services Agreement (the "Mill Contract") between Kennecott (as manager of the GMMV) and USECC. Both the Mineral Lease and the Mill Contract, as well as a Fourth Amendment to the GMMV Mining Venture Agreement among Kennecott, USE and USECC (the "Fourth Amendment to the GMMV Agreement"), were executed simultaneously with the Acquisition Agreement.

        The $16,000,000 provided by Kennecott to the GMMV was advanced to Kennecott by an affiliate, Kennecott Energy Company ("KEC") under a secured recourse Promissory Note (the "Note") bearing interest at 10.5% per annum starting in April 1999 until paid in full. As of the date of this Report approximately $14,000,000 of the $16,000,000 loan has been spent. If the Acquisition Agreement closes, the Note converts to become a debt of the GMMV or its successors, and would be payable quarterly out of 20% of cash flow from the GMMV properties, but not more than 50% of the earnings for such quarter from the GMMV operations, before interest, income tax, depreciation and amortization. However, the Note is payable by GMMV or its successors (i) in full on June 23, 2010 regardless of cash flow and earnings of the GMMV, or (ii) sooner (on December 31, 2005) if an economically viable uranium mine has not been placed into production by such date. The Note is secured by a first mortgage lien against Kennecott's 50% interest in the GMMV pursuant to a Mortgage, Security Agreement, Financing Statement and Assignment of Proceeds, Rents and Leases granted by Kennecott to KEC (the "Mortgage"). At closing of the Acquisition Agreement, USE,

USECC and their assignee (if such is assigned) will assume the Note, and the assets of the GMMV will be subject to the Mortgage.

        Pursuant to the Mineral Lease and the Mill Contract included in the Acquisition Agreement, USECC is to expend funds to develop the proposed Jackpot Mine and nearby Big Eagle Mine, and work with Kennecott in preparing the
Sweetwater Mill for renewed operations. Such work was funded from the $16,000,000 loan provided to the GMMV by Kennecott. Under the Fourth Amendment to the GMMV Agreement, Kennecott is entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 provided by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement. These credits satisfied the balance of Kennecott's initial funding commitment to acquire a 50% interest in the GMMV.

        Pursuant to the Fourth Amendment to the GMMV Agreement, USECC submits detailed invoices for reimbursable costs, defined in the Mineral Lease and Mill Contract to include USECC's labor and equipment costs (maintenance and rental), environmental compliance costs, direct general and administrative costs of USECC staff incurred in monitoring and invoicing project costs and expenditures and associated engineering costs and expenditures, and an additional amount equal to 10% of all the preceding costs and expenditures as an administrative charge (the same 10% as previously allowed in the GMMV Agreement). USECC also charges the GMMV rental expense for equipment owned or leased by USECC. The reimbursable cost allocations for each phase of the development of the Jackpot Mine and upgrade of the Sweetwater Mill to operating status are made by the GMMV against budgets under the Mineral Lease and Mill Contract. Also included in reimbursable costs will be the amounts required to cover all reclamation activities that will result from operations conducted on the mining properties pursuant to the Mill Contract and the Mineral Lease (USE and USECC will be required to put such reclamation cost amounts aside in a sinking fund to pay for the reclamation work when production commences).

        Kennecott provided funds to the GMMV each month in an amount adequate to reimburse USECC for invoiced costs and restore the USECC working account balance to $1,000,000. Payment by GMMV of the monthly invoiced costs is subject to Kennecott's confirmation that such costs conform to the Mineral Lease and Mill Contract budgets. Subject to and at the closing of the Acquisition Agreement, Kennecott will advance to the GMMV cash equal to any difference between (i) the $16,000,000 commitment and (ii) amounts advanced to pay reimbursable costs and maintain the working capital account up until the closing date.

        Also pursuant to the Mineral Lease, USECC pays the GMMV a monthly lease fee of $3,363. Separately and pursuant to the Mineral Lease, USE and USECC are required to pay all rental, leasehold, property and other payments relating to the mining properties, and all utility and other payments, taxes and assessments that may be assessed against such properties during the term of the Mineral Lease.

        Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000 (this condition has not yet been met and may not be met by the deadline); (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 in cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 Note and the Mortgage) from and after the closing. Under very limited circumstances, the closing date for the Acquisition Agreement may be postponed not later than October 30, 1998 (see "USEC

Inc. " below). The parties to the Acquisition Agreement also executed a mutual General Release with respect to any and all claims that they may have with respect to any prior disputes concerning the GMMV, which General Release would be delivered to all such parties at closing of the Acquisition Agreement. Upon closing of the Acquisition Agreement, the Mineral Lease and the Mill Contract will be terminated and USE, USECC or the acquiring entity will own Kennecott's 50% of the GMMV, although its properties will remain subject to the Mortgage until the Note is paid in full. If the Acquisition Agreement is closed, USE and Crested would each own 50% of the GMMV, and Crested will thereby own the right to 25% of the revenues from the Round Park (Jackpot Mine) deposit, because Crested will have acquired one-half of Kennecott's 50% interest in the GMMV (which includes the Round Park deposit).

        Crested estimates that at least $40,000,000 will be needed to close the Acquisition Agreement transactions ($15,000,000 closing cash purchase price to Kennecott, plus $25,000,000 to assume or cause the replacement of reclamation bonds, guarantees, indemnification agreements and suretyship agreements related to the GMMV properties and the Sweetwater Mill). USE and Crested presently are negotiating with investment banking firms to raise up to $100 million in debt or a combination of debt and equity financing to close the Acquisition Agreement and put the uranium assets into production. Such negotiations have not been finalized as of the date of this Report. There is no assurance this financing can be obtained by October 30, 1998 in light of current prices in the uranium oxide market.

        If the Acquisition Agreement is not closed, USE, USECC and Kennecott, shall retain their respective 50% interests in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 loan will have benefitted all parties to the GMMV. Further, if the Acquisition Agreement is not closed, the GMMV parties will remain in the GMMV, and the development, mining and milling costs will be paid for by such parties. If one of the parties does not pay its share, its percentage in the GMMV is reduced if the other party pays instead. In the event the Acquisition Agreement is not closed, Kennecott may not wish to participate further in the project. If USE and USECC have the funding to pay for all costs to continue the development of the Jackpot Mine and the upgrade work at the Sweetwater Mill (but no the funds to purchase Kennecott's interest directly), and USE and USECC make the decision to continue the project, then Kennecott's interest would be reduced. Thus, it is possible that USE and Crested could indirectly purchase Kennecott's interest through funding the project through the GMMV.

        USEC INC. In 1992, Congress enacted the "Energy Policy Act of 1992" creating the U.S. Enrichment Corporation ("USEC") to operate the U.S. Department of Energy's ("DOE") uranium enrichment program. Congress later enacted the "USEC Privatization Act of 1996" to privatize USEC and allowed the DOE to transfer various forms of uranium to USEC. The DOE has transferred approximately 75 million pounds of uranium and uranium equivalents to USEC. On July 22, 1998, USEC Inc. became a publicly traded company. Because of the anticipated negative impact of USEC Inc.'s sales of new uranium inventory in the market (see "Marketing - U.S. Enrichment Corporation," below) on uranium oxide prices, on July 31, 1998, Kennecott and USE and Crested made a business decision to temporarily place the Jackpot Mine on standby, which resulted in the lay off of approximately 45 employees. Resumption of development work with funding from GMMV provided by Kennecott will depend on resolution of the USEC Inc. uranium inventory sales issue (see "U.S. Enrichment Corporation" below and Item 13, "Legal Proceedings") and improved uranium prices. However, it is possible that third party financing will be obtained, in which event the development work would resume and the Acquisition Agreement would be closed. The anticipated negative impact of the USEC Inc. inventory on the uranium market may be mitigated by other factors. Crested believes the GMMV's decision to place the development of the Jackpot Mine on standby, should be viewed as an interim event, because anticipated improved uranium prices based on supply and demand projections, or even continued level prices, could lead to a decision to resume development work on the Jackpot Mine. See "Uranium Market Information" below.

        As a result of the current uncertainty surrounding the uranium market, and the July 31, 1998 suspension of development work on the Jackpot Mine, USE and Crested anticipate that certain provisions of the Acquisition Agreement will be modified after discussions with Kennecott. Such changes may include an extension of the deadline for purchase of Kennecott's interest in the GMMV; the $200 million market capitalization requirement; provisions for funding GMMV's standby maintenance costs; and other items. However, as of the date of this Report, no such modifications had been finalized with Kennecott.

PROPERTIES AND MINE PLAN.

        The GMMV owns a total of 521 claims on Green Mountain, including the 105 claims on which the Round Park (Jackpot) uranium deposit is located. Surface rights are owned by the United States Government under management by the BLM. In addition, other uranium mineralization has been delineated in the Phase 2 and Whiskey Peak deposits on these claims, which formerly belonged to USE and Crested. These deposits are undeveloped. Roads and utilities have been put in place, which are satisfactory to support mine development.

        The GMMV also owns the Big Eagle Properties on Green Mountain, which contain substantial uranium mineralization, and are adjacent to the other GMMV mining claims. The Big Eagle Properties contain two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of 500,000 tons of uranium material with a grade of approximately .05% U3O8. The assets include two buildings (38,000 square feet and 8,000 square feet) formerly used by Pathfinder Mines Corporation ("PMC") in mining operations. Also included are three ore-hauling vehicles, each having a 100-ton capacity. Permits transferred to the GMMV for the properties include: a permit to mine, an air quality permit, and water discharge and water quality permits. The GMMV owns the mineral rights to the underlying unpatented lode mining claims.

        The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 52,000,000 pounds of U3O8; the grade averages 4.6 pounds of U3O8 per ton of mineralized material. The GMMV plans to mine this mineralize material from two decline tunnels (-17 percent slope) in the Jackpot Mine, which are being driven underground from the south side of Green Mountain. The first of several mineralized horizons is about 2,300 feet vertically down from the top of Green Mountain.

        The declines will ultimately extend up to 12,300 feet in length to access the different zones of the deposit; one decline will be used for ventilation and transportation of personnel, and the other will convey ore, rock and waste out of the mine. The mine plan estimates that the Jackpot Mine will produce about 3,000 tons of uranium ore per day and will have an expected mine life of 13 to 22 years. The Big Eagle Mine facilities located about three miles west of the Jackpot Mine site will be utilized. As many as 250 workers will be required during mining full operations. To the date of this Report, USE has run approximately 2,000 feet of tunnel in each decline.

        The USE Parties expect the Jackpot Mine development costs will not exceed an additional $10,000,000 to reach the "B" zone to continue the development in the ore at the Round Park deposit. However, cost estimates may change as the development progresses. Pursuant to the GMMV agreement, Kennecott agreed to fund the initial $50,000,000 in development costs including reclamation costs. To April 30, 1997, such expenditures totaled approximately $20,355,142. In fiscal 1998, approximately $10,160,896 of additional GMMV costs had been funded by the $16,000,000 loan. With the 2 for 1 credit provision in the Acquisition Agreement which also applied to the $4,000,000 signing bonus, Kennecott had completed its $50,000,000 commitment. Since June 1997, Kennecott has advanced approximately $14,000,000 of the $16,000,000 to the GMMV, leaving a balance of $2,000,000. Whether this $2,000,000 will be made available by Kennecott for the GMMV to keep the Jackpot Mine on standby status has not been determined as of the date of this Report.

        SWEETWATER MILL. In fiscal 1993, GMMV acquired the Sweetwater uranium processing mill and associated properties located in Sweetwater County, Wyoming, approximately 23 miles south of the proposed Jackpot Mine, from a subsidiary of Union Oil Company of California ("UNOCAL"), primarily in consideration of Kennecott and the GMMV assuming environmental liabilities, and decommissioning and reclamation obligations.

        Kennecott is manager and operator of the Sweetwater Mill and, as such, will be compensated by GMMV out of production. Payments for pre-operating management will be based on a sliding scale percentage of mill cash operating costs prior to mill operation; payments for operating management will be based on 13 percent of mill cash operating costs when processing ore. Mill holding costs have been paid by the GMMV and funded by Kennecott as part of its $50,000,000 funding commitment.

        The Sweetwater Mill includes buildings, milling and related equipment, real estate improvements, mining and mill site claims and other real property interests, personal property and intangible property (including government permits relating to operation of those properties). The major assets are the mill buildings and equipment located on approximately 92 acres.

        The mill was designed as a 3,000 ton per day ("tpd") facility. UNOCAL's subsidiary, Minerals Exploration Company, reportedly processed in excess of 4,200 tpd for sustained periods. The mill is one of the newest uranium milling facilities in the United States, and has been maintained in good condition. UNOCAL has reported that the mill buildings and equipment have historical costs of $10,500,000 and $26,900,000, respectively.

        As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). GMMV has agreed to be responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $24,330,000, which includes a $4,560,000 bond required by the NRC. None of the GMMV future reclamation and closure costs are reflected in the Consolidated Financial Statements (see "Notes F and K to the Consolidated Financial Statements for fiscal year ended May 31, 1998").

        The reclamation and environmental liabilities assumed by the GMMV consist of two categories: (1) cleanup of the inactive open pit mine site near the mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the mill building, equipment and tailings cells after mill decommissioning. On June 18, 1996, Kennecott established an irrevocable Letter of Credit through Morgan Guaranty Trust Company of New York City in the amount of $19,767,079 in favor of the Wyoming Department of Environmental Quality ("WDEQ") for reclamation requirements of the GMMV. The Letter of Credit was increased by $10,000 on August 26, 1996 to cover off-permit wetland enhancement. The WDEQ exercises delegated jurisdiction from the United States Environmental Protection Agency ("EPA") to administer the Clean Water Act and the Clean Air Act, and directly administers Wyoming statutes on mined land reclamation. The Sweetwater Mill is also regulated by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

        Although the GMMV is liable for all reclamation and environmental compliance costs associated with mill and site maintenance, as well as mill decontamination and cleanup and site reclamation and cleanup after the mill is decommissioned, USECC believes it is unlikely USECC would have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs covered by the letters of credit or other surety appear to be within the $24,330,000 of reclamation bonds posted by Kennecott for GMMV. These costs are not expected to increase materially if the mill is not put into operation. Second, UNOCAL has agreed that if the GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001, (which liabilities are not due solely to the operations of GMMV), then UNOCAL will loan the GMMV the first $8,000,000 (escalated according to the Consumer Price Index to current dollars, from 1993) of such expenditures. Any reimbursement for the loan may only be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the Sweetwater Mill. Third, payment of reclamation and environmental liabilities related to the Mill is guaranteed by Kennecott. Last, the GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities when mining and milling operations are finally shut down.

        Kennecott will be entitled to contribution from the USE Parties in proportion to their participating interests in the GMMV, if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee. Such contributions would be required only if the liabilities cannot be satisfied by Kennecott within the balance of any development commitment as provided by the Acquisition Agreement, after the credits provided by the Fourth Amendment to the GMMV (see the "June 23, 1997 Acquisition Agreement with Kennecott" above). In addition, if and to the extent such liabilities resulted from UNOCAL's mill operations, and payment of the liabilities was required before February 1, 2001 and before mill production resumes, then up to $8,000,000 (escalated) of that amount would be paid by UNOCAL, before Kennecott would be required to pay on its guarantee. However, notwithstanding the preceding, the extent of any ultimate USECC liability for contribution to mill cleanup costs cannot be predicted.

        PERMITTING AND ACTIVITIES. The WDEQ issued a mine permit for the Jackpot Mine on June 26, 1996. This Permit allows the GMMV to proceed with construction of mine surface facilities, further underground mine development and eventual mining of the Round Park (Jackpot) Deposit.

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

        Kennecott has initiated discussions and made filings with the NRC regarding amendments to the Source Material License to resume ore processing at the Sweetwater Mill. The NRC has advised that the Operating Permit should be issued in September 1998.

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

PLATEAU'S SHOOTARING CANYON MILL

        ACQUISITION OF PLATEAU RESOURCES, LIMITED ("PLATEAU"). In August 1993, USE purchased from Consumers Power Company ("CPC"), all of the outstanding stock of Plateau which owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah (the "Shootaring Mill") for a nominal cash consideration. The Shootaring Mill holds a source materials license from the NRC. USE agreed:

        (a) to perform all studies, remedial or other response actions or other activities necessary from time to time for Plateau to comply with environmental monitoring and other provisions of (i) federal and state environmental laws relating to hazardous or toxic substances, and (ii) the Uranium Mill Tailings Radiation Control Act, the Atomic Energy Act of 1954, and administrative orders and licenses relating to nuclear or radioactive substances or materials on the property of, or produced or released by, Plateau; and

        (b) to indemnify CPC from all liabilities and costs related to the presence of hazardous substances or radioactive materials on Plateau property, and to any future violation of laws and administrative orders and licenses relating to the environment or to nuclear or radioactive substances.

        Plateau transferred $2,500,000 cash to fund the "NRC Surety Trust Agreement" with a commercial bank as trustee. The trustee is to pay future decommissioning costs of Shootaring Mill as directed by the NRC. The amount transferred to the trust is the minimum amount now required by the NRC as financial assurance reclamation of the Shootaring Mill.

        Plateau transferred $4,800,000 cash to fund the "Agency Agreement" with a commercial bank. These funds will be available to indemnify CPC against possible claims related to environmental or nuclear matters as described above, and against third-party claims related to an agreement between Plateau and the third-party (see Note K to the USE Consolidated Financial Statements for fiscal year ended May 31, 1998).

        There are no present claims against funds held under either the Trust Agreement or Agency Agreement. Funds (including accrued interest) not disbursed under the Trust and Agency Agreements will be paid over to Plateau upon termination of such Agreements with NRC concurrence.

        Subsequent to closing, USE and Crested agreed that after Plateau's unencumbered cash had been depleted, USE and Crested each would assume one-half of Plateau's obligations, and share equally in Plateau's operating cash flows, pursuant to the USECC Joint Venture.

        SHOOTARING MILL AND FACILITIES. The Shootaring Mill is located in south-eastern Utah and occupies 19 acres of a 265 acre plant site. The mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer 1982. In 1984, Plateau put the mill on standby because of the depressed U3O8 market.

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

        In fiscal 1998, in anticipation of resuming milling operations, Plateau has significantly performed a reactivation and rehabilitation program at the Mill. Plateau is awaiting approval of the water control permit for the tailings facility from the State of Utah Water Control Division.

TICABOO TOWNSITE

        Plateau owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the Shootaring Mill. The Ticaboo site includes a motel, restaurant, lounge, convenience store and single family, mobile home and recreational vehicle sites (all with utility access). The townsite is located on a State of Utah lease near Lake Powell and is being operated as a commercial enterprise. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo townsite whereby the State deeded portions of the Townsite to Canyon on a sliding scale basis. USE and Crested may develop the townsite to sell home and mobile home sites as the nearby Shootaring Canyon uranium mill commences operations.

YELLOW STONE FUELS CORP.

        Yellow Stone Fuels Corp., was organized on February 17, 1997 in Ontario, Canada. As of February 17, 1997, YSFC acquired all the outstanding shares of Common Stock of Yellow Stone Fuels, Inc. (a Wyoming corporation which was organized on June 3,1996), in exchange for YSFC issuing the same number of shares of YSFC Stock to the former shareholders of Yellow Stone Fuels, Inc. ("YFI"). YSFC and its wholly-owned subsidiary Yellow Stone Fuels, Inc. are herein collectively referred to as YSFC.

        In order to concentrate the efforts of USECC on conventional uranium mining using the Shootaring and Sweetwater Mills, USECC decided to take a minority position in Yellow Stone Fuels, Inc. and not be directly involved in properties believed suitable for the production of uranium through the in-situ leach ("ISL") mining process. USECC will have the right of first refusal with respect to any uranium ore bodies YSFC discovers which are amenable to conventional mining and milling and YSFC will have the right of first refusal with respect to ore bodies discovered by USECC amenable to the ISL process. In the ISL process, groundwater fortified with oxidizing agents is pumped in the ore body, causing the uranium contained into the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to a dried form of uranium which is shipped to conversion facilities for eventual sale. Generally, the ISL process is more cost effective and environmentally benign compared to conventional underground mining techniques. In addition, less time may be required to bring an ISL mine into operation than to permit and build a conventional mine.

        In Wyoming, YSFC has staked and/or holds 356 unpatented mining claims and has entered into four State leases covering a total of 9,040 acres located in the Powder River Basin and Red Desert uranium districts. Three State leases have a 10 year term expiring October 1, 2006; one State lease has a 10 year term expiring October 1, 2008; each require annual rental of $1.00 per acre for five years, then $2.00 for the second five years, or sooner upon the discovery of commercial quantities of minerals; plus a 5% gross royalty of the value of uranium bearing ore mined from the leased properties is payable to the State of Wyoming.

        Also in Wyoming, YSFC owns or leases a total of 113 unpatented mining claims in the Powder River Uranium District. One group of 63 claims is located approximately 20 miles northwest of the producing Rio Algom's Smith Ranch Mine. These claims may be similar in geology and hydrology to the Smith Ranch and Cameco's Highland ISL operations.

        In New Mexico, YSFC has staked and holds 39 unpatented mining claims and has leased 8 patented mining claims (approximately 945 acres) in the Grants uranium region of New Mexico. The 8 unpatented mining claims (covering 165 acres) are held by a 5 year renewable lease ($500 monthly rental, and a 5% gross royalty on revenues from uranium sold from the property). Other claims in the immediate area were mined for up to 600,000 pounds U3O8 at a grade of 0.24% by other companies in the 1970s. The extent of further mineral resources on the properties is presently unknown.

        In fiscal 1997, USE, USECC and the GMMV have entered into several agreements with YSFC, including a Milling Agreement through Plateau Resources. The Shootaring Canyon mill facilities will be available to YSFC to transport uranium concentrate slurry and loaded resin to the mill and process it into uranium concentrate ("yellowcake"), for which Plateau will be paid its direct costs plus 10%. Other agreements include a Drill Rig Lease Agreement for YSFC to access USE drilling rigs at the prevailing market rates; an Outsourcing and Lease Agreement for assistance from USECC accounting and technical personnel on a cost plus 10% basis and a sublease for 1,000 square feet of office space and use of various office equipment for $3,000 per month; and a Ratification of Understanding by which USECC will offer to YSFC (with a reserved royalty in amounts to be agreed on later) any uranium properties amenable to in-situ production which USECC acquires or has the right to acquire. In return, YSFC will offer to USECC ( with a reserve royalty in amounts to be agreed on later) uranium properties amenable to conventional mining methods which YSFC acquires or has the right to acquire. USECC also will make its library of geological information and related materials available to YSFC. YSFC also has a Storage Agreement with GMMV by which YSFC stores used low-level contaminated mining equipment at the Sweetwater Mill.

        YSFC has 11,764,000 shares of Common Stock issued and outstanding, including 3,000,000 shares 25.4%) issued to USE and Crested. Most of the funds used by YSFC have been provided by USECC under a $400,000 loan facility. As part consideration for the loan, USE and Crested entered into a Voting Trust Agreement having an initial term of 24 months with two principal shareholders of YSFC, whereby USE and Crested will have voting control of more than 50% of the outstanding shares of YSFC. See Part III of this Report.

SHEEP MOUNTAIN PARTNERS ("SMP")

        PARTNERSHIP. In February 1988, USE and Crested acquired uranium mines, mining equipment and mineralized properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. These Crooks Gap mining properties are adjacent to the Green Mountain uranium properties. SMP mined and sold uranium ore from one of the underground Sheep Mines during fiscal 1988 and 1989. Production ceased in fiscal 1989, because uranium could be purchased from the spot market at prices below the mining and milling costs of SMP. In December 1988, USE and Crested sold 50 percent of their interests in the Crooks Gap properties to Nukem's subsidiary CRIC for cash. The parties thereafter contributed the properties to and formed Sheep Mountain Partners ("SMP"), in which USECC received an undivided 50 percent interest. SMP is a Colorado general partnership formed on December 21, 1988, between USECC and Nukem, Inc. of Stamford, CT ("Nukem") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). Each group provided one-half of $315,000 to purchase equipment from Western Nuclear, Inc.; USE and Crested also contributed their interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions. Nukem is a uranium brokerage and trading concern.


        SMP was directed by a management committee, with three members appointed by USECC, and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation. During fiscal 1991, certain disputes arose between the partners of SMP. These disputes resulted in arbitration/litigation and subsequent consensual arbitration from which an Order and Award was issued on April 18, 1996. USE and Crested filed petitions for confirmation of the Order and Award with the

U.S. District Court of Colorado and the Court has entered a Second Amended Judgment confirming the monetary and equitable provisions of the Order and Award. Some of the claims have been resolved and the rest are to be determined by the 10th Circuit Court of Appeals ("CCA"), which is expected to occur in fiscal 1999 (see "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation").

        PROPERTIES. Until June 1, 1998, SMP owned 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. In connection with a partial settlement of litigation/arbitration between USE/Crested and Nukem/CRIC, SMP conveyed these mineral properties and equipment to USECC. See "Item 3." Production from the properties is subject to sliding-scale royalties payable to Western Nuclear, with rates ranging from one to four percent on recovered uranium concentrates.

        Various structures and equipment are located on the properties including three operating and three non-operating mine headframes with hoists, maintenance shops, offices, and other buildings, equipment and supplies. An ion-exchange plant is located on the properties.

        Of the claims, which contain a previously-mined open-pit uranium mine and three underground mines, Pathfinder Mines Corporation ("PMC") has the right to mine a portion (the Congo area), by open-pit or in-situ techniques to certain depths, without royalty or other obligations to USECC. PMC has the responsibility for reclamation work needed thereon as a result of its activities. If PMC mines any portion of the properties outside the Congo area, a 3% royalty is owed to USECC. Conversely, USECC has the right to mine portions of the claims and leases outside the Congo area (and specified surrounding zones) by underground mining techniques, subject to a 3% royalty to PMC. PMC had conducted an exploration program on a portion of these properties, and has advised the Company that it does not intend any further development. PMC has decommissioned and dismantled its two uranium mills in the vicinity.

        The ion exchange plant on the properties was used to remove natural soluble uranium from mine water. USE, on behalf of USECC, has submitted a plan to the NRC to decommission this facility and obtained a three year extension for timeliness of decommissioning. Management is reviewing the economics of relicensing this facility as part of a potential in-situ leach uranium mining operation.

        PROPERTY MAINTENANCE. As operating manager for SMP, USECC was responsible for exploration, mining, and care and maintenance of the SMP mineral properties. USECC was to have been reimbursed by SMP for certain expenditures on the properties. During the SMP arbitration/litigation, Nukem/CRIC refused to allow SMP to pay USECC for care and maintenance and other work performed on the properties since the spring of 1991. As part of the Order and Award made on April 18, 1996, the Arbitration Panel awarded USECC $2,065,989 for Nukem/CRIC's 50% share of care and maintenance expenses for the SMP properties plus interest of $446,834 to March 31, 1996 and per diem cost of $616 thereafter. See Item 3, "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation - Stipulated Arbitration." Currently, USECC has a maintenance staff on site to care for and maintain the mines and pump mine water to prevent flooding of the mines, which could destroy equipment and the concrete lined vertical shafts accessing the various levels of uranium mineralization.

        SMP MARKETING. Nukem, Inc. was engaged by SMP to provide SMP with financial expertise and marketing services. SMP entered into a marketing agreement with CRIC, which was concurrently assigned to and assumed by Nukem.
Nukem was to provide marketing and trading services for SMP, which included acquiring uranium for SMP by purchasing or borrowing. Nukem was to be reimbursed at its direct costs for acquiring such uranium for SMP. USECC, SMP and Nukem had seven long-term contracts plus an additional long-term contract with a domestic utility that was awarded to SMP by the Arbitration Panel (three of these contracts remained in SMP until the partial settlement on June 1, 1998). The contracts all were for sales of uranium originally to eight domestic utilities. SMP's uranium supply contracts were either base-price escalated or market-related (referring to how price is determined for uranium to be delivered at a future date). Base- price escalated contracts set a floor price which is escalated over the term of the contract to reflect changes in the GNP price deflator. Two of the base priced contracts have been fulfilled and the third base-price escalated contract of SMP required a delivery of 130,000 pounds of uranium concentrates on May 15, 1997 which was made, completing that contract. The fourth contract of SMP (which has been transferred to USECC) is a market-related contract, and calls for delivery of unspecified quantities of U3O8 totaling approximately 1,000,000 lbs. U3O8 (depending on the number of reactors this utility is operating and their consumption levels). This contract may be completed in calendar 2000.

        Under the market-related contracts, the purchaser's cost depends on quoted market prices based on estimated prices at which a willing seller would sell its U3O8 during specified periods before delivery.

        Through fiscal 1997 and for prior years, USECC and its affiliates have satisfied most of these contracts with uranium concentrates previously produced by SMP, borrowed from others, or purchased on the open market. In fiscal 1998, $429,300 in revenues was received representing Crested's portion of revenues for a delivery made in late fiscal 1997 by Nukem. See "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation."

        PERMITS. Permits to operate existing mines on the Crooks Gap properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, a NPDES water discharge permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. During the past two years, SMP did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the McIntosh Pit.

URANIUM MARKET INFORMATION.

        There are currently nine producers of uranium in the United States, which collectively produced 5,800,000 pounds of U3O8 during calendar 1997 and produced approximately 6,300,000 pounds in calendar 1996. Production in the U.S. for 1998 is estimated at 5,000,000 pounds. In addition, there are several major producers in Canada (Cameco, Cogema Canada, Ltd., Rio Algom and Uranerz);
Australia (Energy Resources of Australia and Pancontinental Mining, Ltd.); Africa (Cogema and Rio Tinto's Rossing unit), and Europe, which collectively produced about 78,000,000 pounds of U3O8 during calendar year 1997 and are expected to produce approximately the same amount in calendar 1998. Several members of the Commonwealth of Independent States ("CIS") also export uranium into the western markets although the amount of such exports to the United States and European markets are currently limited.

        Uranium is primarily used in nuclear reactors to heat water which drive turbines to generate electricity. According to the Uranium Institute based in London, England, nuclear plants generated approximately 17% of the world's electricity in 1996, up from less than 2% in 1970. According to the Uranium Institute, through the year 2000, nuclear generating capacity is expected to grow at 1 % per annum primarily as a result of new reactor construction outside the United States and increased efficiencies of existing reactors.

        In 1997, 437 nuclear power plants were operating and 28 were under construction worldwide, according to the Uranium Institute. Uranium consumption by world commercial reactors has increased from about 60,000,000 pounds in 1981 to approximately 165,000,000 pounds in 1997.

SUPPLY AND DEMAND

        From the early 1970s through 1980, the Western World uranium industry was characterized by increasing uranium production fueled by overly optimistic projections of nuclear power growth. From 1970 to 1985, production exceeded consumption by approximately 500,000,000 pounds U3O8. By the end of 1985, enough inventory had been amassed to fuel Western World reactor needs for over five years. In response, sales of excess inventory followed and prices plummeted from highs above $40 per pound in 1979 to below $8 per pound U3O8 in 1992. As prices fell, Western World production declined dramatically from a high of 115,000,000 pounds in 1980 to a low of 57,000,000 pounds by 1994. Since 1985, uranium demand in the Western World has exceeded Western World production by over 400,000,000 pounds. In 1995, uranium demand in the Western World was 129,000,000 pounds, nearly double the production of 66,000,000 pounds by Western World producers. In 1997, total world demand rose to an estimated 165,000,000 pounds, while world mine supply increased only to an estimated 93,000,000 pounds (including the 78,000,000 pounds produced in North America, Australia, Africa and Europe, see above). Accordingly, by the end of 1997, excess inventory levels in the Western World (inventory in excess of preferred levels) had been reduced to less than
1.5 years of forward reactor requirements, and the excess inventories in the U.S. had been reduced to less than one year of projected forward requirements. This trend is expected to continue in calendar 1998.

        Countering the drawdown of Western World inventories and contributing directly to the downturn of market prices was the importation of uranium from the CIS republics, and to a lesser extent, from Eastern Europe and mainland China starting in 1989. As the result of an anti-dumping suit filed in the U.S. ("CIS Anti-dumping Suit") in 1991 against republics of the CIS, suspension agreements were signed by six CIS republics (Russia, Ukraine, Kazakhstan, Uzbekistan, Kyrgyzstan and Tajikistan) in October 1992. These Suspension Agreements applied price related volume quotas to CIS uranium permitted to be imported into the U.S, so that to rectify prior damage to domestic United States uranium producers from dumping sales of U3O8, all spot sales of U3O8 delivered into the U.S. now reflect quota restrictions on U3O8 imports from the CIS. Exceptions are allowed by provisions which allow CIS uranium to be imported for certain long-term uranium sales contracts entered into with domestic utilities prior to March 5, 1992 ("grandfathered contracts").

        The Suspension Agreement with Russia was amended in March 1994 allowing for up to 43,000,000 pounds of Russian uranium to be imported into the U.S. over the 10 years beginning March 1994, but only if it is matched with an equal volume of new U.S. production. Based on U.S. consumption for the 1994-2003 period (as reported or projected by the Department of Energy), the matched volumes could account for up to 18% of the supply to the U.S. market during this period.

        In 1995, the Republics of Kazakhstan and Uzbekistan concluded negotiations with the U.S. DOC to amend their respective Suspension Agreements. Both amendments lowered initial prices relating to their respective import quotas allowing imports to occur. Additionally, the amendments require that uranium mined in those Republics and enriched in another country for importation in the U.S. will count against their respective quotas. The Uzbekistan amendment replaces the price-tied quota system with one based upon U.S. production rates after October 1997. As U.S. production rates increase, additional imports from Uzbekistan are allowed.

        Although these amendments to three of the Suspension Agreements may increase the supply of uranium to the U.S. market, they also provide increased predictability concerning CIS imports into the U.S. Due to declining production levels in the CIS republics, uranium from these sources has recently been difficult to obtain. Consequently, the market impact of CIS primary production may be diminishing.

        In January 1994, the U.S. and Russia entered into an agreement (the "Russian HEU Agreement") to convert highly enriched uranium ("HEU"), derived from dismantling nuclear weapons, to low enriched uranium ("LEU") suitable for use in nuclear power plants. At a projected maximum conversion rate for HEU to LEU, approximately 24,000,000 pounds of U3O8 per year will be available to Western World markets.

        In 1996, the U.S. Congress passed legislation in compliance with the Suspension Agreements, which allows the converted Russian HEU material to be sold in the U.S. market at an annual rate not to exceed 2,000,000 pounds in 1998, increasing gradually to 20,000,000 pounds in 2009. At this maximum rate, HEU material could supply approximately 40% of annual U.S. reactor requirements projected for 2009. However, the Russians may require much of the material for its own internal use and the amounts which may be imported into the U.S. cannot be predicted. In addition, an uncertain amount of HEU material is allowed to be used in the U.S. for overfeeding of enrichment facilities and as a source of Russian uranium for matching sales.

        Industry analysts expect annual Western World consumption to be at levels between 135,000,000 and 165,000,000 pounds U3O8 through 2001. USE management estimates that between 30,000,000 and 40,000,000 pounds U3O8 of this demand could be filled by a combination of government stockpiles (including converted Russian and U.S. HEU) and imports from CIS republics and former Eastern Bloc countries. To achieve market equilibrium by 2001, primary production in the Western World will need to supply between 95,000,000 and 120,000,000 pounds U3O8 on an annual basis subject to some adjustment for any remaining inventory drawdown and limited uranium reprocessing. Production from existing facilities in the Western World, however, is projected to decline from current levels (78,000,000 pounds in 1998) to approximately 57,000,000 pounds U3O8 by 2001 as reserves are depleted. New production therefore will have to be brought on line to fill a potential annual gap of between 38,000,000 and 63,000,000 pounds U3O8. While current price levels may sustain 1998 production levels, USE believes that higher prices will be needed to support the required investment by other uranium producers in new higher cost production facilities as lower cost production reserves are depleted.

        Overall, Crested believes that adequate supply of U3O8 material to meet firm demand (i.e. to supply future long term contracts with utilities) cannot be sustained at spot price levels below $15.00 per pound. And, while production remains at levels just above 50% of consumption in the Western World, existing and planned new production combine will not equal consumption even if the new production comes on stream as planned.

        Published reports indicate that approximately 31 percent of the worldwide nuclear-powered electrical generating capacity is in the U.S., 49 percent is in Western Europe, and 14 percent is in the Far East. Although the reactors in Western Europe have a greater aggregate generating capacity and fuel usage, the supply of uranium for those reactors has been secured for relatively long periods. The market requiring the greatest supply of uranium for the next few years is believed to be the United States. The Asia Pacific region is also developing into a significant uranium consumer, due to announced plans for rapid expansion of nuclear power programs in Japan, Korea, Taiwan and the Russian Federation. This region accounts for most of the 98 power plants which are ordered or under construction.

        U.S. ENRICHMENT CORPORATION. The United States Enrichment Corporation ("USEC") was created by the United States Congress as part of the Energy Policy Act of 1992. USEC began operations in July 1993 when the United States Department of Energy ("DOE") transferred the DOE's uranium enrichment facilities to USEC. USEC enriches uranium at two gaseous diffusion process plants (at Paducah, Kentucky and near Portsmouth, Ohio) as part of the process to transform natural uranium into fuel for commercial power plants. USEC has a substantial share of the world market for enrichment services, and dominates the North American market for enrichment services. In 1996, Congress enacted the "USEC
Privatization Act of 1996" to privatize USEC and allowed the DOE to transfer certain amounts of various forms of uranium to USEC.

        In July 1998, USEC became a wholly-owned subsidiary of USEC Inc. (herein "USEC") when it completed its privatization through a $1.4 billion public offering. USEC represented in filings with the Securities and Exchange
Commission that it now holds or intends to acquire 95 metric tons enriched uranium (50 tons highly enriched, 45 tons low enriched) and 10,800 tons of natural uranium (uranium oxide as produced from uranium milling, prior to concentration). USEC has represented its intention to supplement uranium enrichment services revenues through sales of natural uranium.

        Based upon the amounts of uranium USEC purportedly has, or will be acquiring in shipments from DOE, USEC may be seeking to sell up to 75 million pounds of uranium or uranium equivalents through the year 2005. On an annual basis, such sales would adversely impact the domestic uranium market for producers such as USE and Crested, because USEC's sales would amount to more on an annual basis than all domestic producers (including USE and Crested) will produce and plan to sell combined.

        USE and Crested believe that a substantial portion of the uranium (45 metric tons of low enriched uranium and 7,000 tons of natural uranium) which USEC has acquired and will acquire from the DOE, in fact was transferred and will be transferred by DOE in violation of the USEC Privatization Act of 1996. USE and Crested have joined with other uranium producers and the Uranium Producers of America ("UPA") in the filing of a lawsuit for declaratory judgment and injunctive relief against the Department of Energy, with respect to the excess transfers, in an attempt to prevent USEC from enjoying a market advantage over the domestic uranium producers which is prohibited by law. See "Legal Proceedings" below.

        MARKET SUMMARY - IMPLICATIONS FOR FUTURE URANIUM PRICES. With the privatization of USEC and the prospect of natural uranium coming to the market from USEC inventories, uranium prices may not rise significantly over the next 12 months, as previously had been anticipated in reports by industry analysts and by Crested management. Nevertheless, Crested believes that uranium prices eventually will be determined and moved up significantly by the fundamentals of the market, because all excess inventories built up in the 1980s will eventually be consumed. In addition, USEC has stated that USEC would sell its uranium in a rational and responsible manner indicating (in the opinion of Crested management) that USEC may keep its market sales at levels which would not drive down uranium prices.

        As detailed below, many projects have been delayed or postponed since mid-1997 for various reasons, which will have a significant impact on future supply/demand fundamentals. If, as it appears to be the case, the possible introduction of the new USEC inventories currently has a depressing effect on the price of uranium concentrates, then new planned uranium production will be curtailed more than indicated below.

                                                                Delay/Loss of
                                                                    Annual
                                                            Production Potential
   Date                    The Events Reported                 lbs. of U3O8
   ----                    -------------------                 ------------

July 1997          Former Soviet Union production                   5 million
                   delcines 27% (1992-1996)

July 28, 1997      Russia announces it may require 30-50% of       6-10 million
                   the HEU feed for internal use

August 11, 1997    Kazakhs annul World Wide Contract at            1-2 million
                   Tselinney Project, Kazakhstan

September 1, 1997  Rio Tinto suspends development at Kintyre       3-4 million

September 1, 1997  McClean Lake, Can., schedule slips               6 million
                   from 1997 to 1998

November 3, 1997   Rio Algom begins product at Smith Ranch,        1-2 million
                   Wyo. behind schedule

November 10, 1997  Midwest and Cigar Lake, Can., timing delayed     18 million
                   from 1999 to 2001

November 24, 1997  Aborigines veto ERA's plan to truck ore           6 million
                   to Ranger Mill, Aust.

July 1998          U.S. Energy/Crested Corp. suspend operations    2-4 million
                   at Green Mountain, Wyoming

August 1998        World Wide Minerals puts the Dornod project in  1-2 million
                   Mongolia on standby citing market conditions

August 1998        Cogema will put Cluff Lake, Can., Mine on       2-3 million
                   standby on Dec. 31, 2000.                       -----------

                                                           Total 51-62 million

        With these delays, postponements, and possible further delays or cancellations of planned uranium production projects, Crested believes that it is possible that the market price for uranium may increase substantially in mid
- to late 1999, in spite of possible sales from the USEC inventory. The fundamentals for higher uranium prices are ascertainable. Currently, all nuclear reactors worldwide consume approximately 160 million lbs. of natural uranium per year and by most estimates, will continue at that rate for at least the next 20 years. Total world production for 1997 was approximately 90 million lbs. Over the next four years, three mines located in Canada (Key Lake, Cluff Lake and Rabbit Lake) will have exhausted their reserves and will be shut down. Three new Canadian mines (McArthur River, McClean Lake/Midwest and Cigar Lake) are scheduled to produce approximately 40 million lbs. of U3O8 annually when they are in full production.

        Crested management believes that other delays and cancellations of projects may be imminent and that eventually all inventories (government and public) will be consumed. New significant production will be needed to fuel existing and planned reactors into the 21st century. USE management believes that prices must rise significantly from current levels of $10.50/lb., and possibly up to the $18.00/lb. range over the next 2-3 years, to motivate existing and new mines to move forward as planned. In addition, no new mine/mill construction would be justifiable for selling into only the spot market. At least 80 percent of a uranium producer's production has to be sold to long term contracts, because only with long term contracts can the mine/ mill process over the life of the mine be planned and financed.

        In contrast to finding, developing and mining new properties and building new mills, USE's uranium properties are believed to contain well defined uranium deposits delineated by others which do not require further exploration work prior to beginning production. Development work is significantly advanced at both the principal Wyoming site (the Jackpot Mine) and the Utah mines. The uranium mills in Wyoming and Utah were acquired fully built at no cost to USE and Crested, and the remaining work required to put the mills into operating status will not consume significant amounts of capital. For these reasons, Crested believes that its uranium properties will be low cost uranium producers compared to some of the other uranium mines now in operation, and also compared to the costs to develop new properties and build new uranium mills.

        Nonetheless, the decision by USE and Crested to put any mine into production, and the commitment of funds necessary to implement that commitment, must be made well in advance of the time when revenues from the mined resource are received. Price fluctuations between the time the production commitment is made, and the time when production and sales occur, can significantly impact the economics of the mine. If the sales revenues fall below production costs for a substantial period of time, it is possible that USE and Crested could determine that it is not then economically feasible to continue production operations. Taking into account all of the relevant factors discussed above, Crested intends throughout fiscal 1999 to seek the financing to put the uranium properties into production, and in the meantime to seek long term utility contracts to take the uranium production, with the ultimate goal of being in full production in Wyoming in April 2000, and milling the stockpiled uranium in Utah in late fiscal 1999 or early fiscal 2000. There is no assurance such financing will be obtained, nor is there assurance prices will not decrease, which would make obtaining such financing more expensive or impossible.

        NUEXCO EXCHANGE VALUE. The market related contracts to sell uranium oxide to utilities usually are based on an average of the Nuexco Exchange Value ("NEV") or some other market quotes for 2, 3 or more months before the uranium delivery. The high and low NEV reported on U3O8 sales during USE's past seven fiscal years are shown below. NUEXCO Exchange Values are now reported weekly by TradeTech and represents its judgment of the price at which spot and near term transactions for significant quantities could be concluded. NEVs for fiscal 1993 are higher for U.S. transactions, due to the impact of CIS import restrictions since late 1992. These prices ("US NEV") were reported by NUEXCO for spot sales in the restricted U.S. market.

                                                NUEXCO EXCHANGE VALUE
                                                  US $/pound of U3O8
             Years Ended                          ------------------
               May 31,                       High                    Low
            -------------                    ----                    ---
               1992                         $  9.05              $  7.75
               1993                           10.05                 7.75
               1994                            9.60                 9.05
               1995                           12.20                 9.65
               1996                           16.50                13.00
               1997                           14.25                10.20
               1998*                          12.05                10.50

               * Through August 10, 1998 when it was $10.50/lb.

        NUEXCO's restricted market values ("U.S. NEV") apply to all products and services delivered in the U.S. as well as non-CIS origin products and services delivered outside the U.S.

        The foregoing prices represent the "spot" market only, and indicate transactions primarily by utilities purchasing to cover short positions. Long-term supply contracts, which cover up to 10 to 15 percent of the uranium sold from year to year, carry prices which are in excess of the spot market. This price premium is paid by the utilities to assure long term price stability; the producer demands the premium to compensate for future price increases which could (but may not) exceed the premium. Utilities keep their long term contract provisions confidential, so it is difficult to assess any one utility company's long term contract plans or needs. The amount of the price premium will vary from time to time.

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

        In fiscal 1997, SGMC completed private financings totaling a net of US$7,115,400 ($1,272,000 through a private placement conducted in the United States by RAF Financial Corporation ("RAF"), and $5,843,400 through a private placement conducted in Toronto, Ontario, Canada by C.M. Oliver & Company Limited). The net proceeds of $6,511,200 from these financings (after deduction of commissions and offering costs) are being applied to pre-production mine development, mill design, and property holding and acquisition cost. Additional financing of up to $15,000,000 will be sought to fund the development and construction of the mine/mill. SGMC's properties contain an estimated amount of proven reserves (see below). Because the properties are not yet in production and the needed funding is not yet available to do so (gold is at $290 per ounce, which has hampered efforts to raise capital), the recorded value of SGMC's mineral properties has been reduced as of May 31, 1998. See "Item 7,
Management's Discussion and Analysis Financial Condition and Results of Operations." If such financing is not available by the end of fiscal 1999, or if gold prices do not improve, the value of Crested's investment in SGMC could be deemed further impaired and more of such investment written off during fiscal 1999. SGMC intends to fund the development and construction of the project through private or public debt and/or equity financing. At Report date SGMC is in discussions with certain investment banks, however, no agreements for financing have been reached, and there is no assurance any agreements will be reached.

        In fiscal 1998, due to the depressed gold price and gold equity market, SGMC suspended the start of construction of the 1,000 ton-per-day gold mill complex and development of the underground mine. SGMC initially anticipated production mining would commence in mid-calendar 1998 and by that time, construction of a 1,000 ton per day gold mill would have been completed. Once a decision to commence production is made, from that date, it is estimated it will take approximately 18 months to complete the mill complex construction and pour the first bar of gold. During fiscal 1998, SGMC pursued amendments to its approved 1993 Conditional Use Permit (see "Permits and Future Plans"), finalized the process flow of the mill, entered into the final design engineering contract with the engineering firm of Lockwood Greene of Dallas, Texas and started to build the entrance road to the mine.

        SGMC does not have any class of its securities registered with the Securities and Exchange Commission, and none of its securities are traded in the United States.

        After completion of the two private financings, and taking into account a restructuring of the ownership of USE and Crested in SGMC, USE and Crested each own the following securities of SGMC:

        (a) Together, a majority (after the April 1998 transaction, discussed below) of the outstanding shares of SGMC Common Stock, which would be reduced in the event outstanding warrants held by the remaining Canadian investors to purchase 564,900 more shares of Common Stock are exercised at Cdn$6.00 per share 18 months from the date of closing of the private offerings (which were completed in May 1997) and the outstanding warrants held by C.M. Oliver to purchase 145,480 more shares of Common Stock are exercised at Cdn$5.50 per share, before May 13, 1999. The preceding does not reflect SGMC shares that may be acquired by USE and Crested pursuant to the USECC $10,000,000 Contingent Stock Purchase Warrant (described below) issued as consideration for the voluntary reductions in the ownership of SGMC shares by

USE and  Crested.  One  reorganization  of the  capital  structure  was  made in
contemplation   of  its  private   placement  of  SGMC  shares,   and  a  second
reorganization was made in contemplation of the Canadian private placement.

        (b) A $10,000,000 Contingent Stock Purchase Warrant (the "USECC Warrant") was issued to USE and Crested in connection with the restructuring of SGMC for the Canadian private placement. The USECC Warrant is owned 88.9% by USE and 11.1% by Crested. The USECC Warrant provides that for each ounce of gold over 300,000 ounces added to the proven and probable category of SGMC's reserves (up to a maximum of 400,000 additional ounces), using a cut-off grade of 0.10 ounces of gold per ton (at a minimum vein thickness of 4 feet), USE and Crested will be entitled to cash or additional shares of Common Stock from SGMC (without paying additional consideration) at SGMC's election. The number of additional shares issuable for each new ounce of gold reserves will be determined by dividing US$25 by the greater of $5.00 or the weighted average closing price of the Common Stock for the 20 trading days before exercise of the USECC Warrant. The USECC Warrant is exercisable semi-annually. If SGMC decides against the exercise of the USECC Warrant, it can pay USE and Crested US$25 in cash for each new ounce of gold (payable out of a maximum of 60% of net cash-flow from SGMC's mining operations). Additions to reserves will be determined by an independent geologist agreed upon by the parties.

        APRIL 1998 TRANSACTION FOR CASH AND SGMC SPECIAL WARRANTS. As of April 7, 1998, USE entered into four separate Stock Purchase Agreements with four Canadian investment funds, for the issuance of 658,895 shares of Common Stock of USE, in consideration of the funds' payment to USE of $1,190,000 in cash and the delivery to USE of 888,900 Special Warrants of SGMC. The funds had paid SGMC a total of Cdn$4,888,950 in May 1997, pursuant to a private offering in Canada, to purchase the Special Warrants from SGMC. Each Special Warrant entitles the holder to acquire from SGMC, at no further cost, one share of Common Stock of SGMC, and one Purchase Warrant; each Purchase Warrant entitles the holder to purchase one share of Common Stock of SGMC, at a price of Cdn$6.00 per whole share (the "Purchase Warrants"), through November 13, 1998. For further information on this transaction, reference is made to USE's Annual Report on Form 10-K for fiscal year ended May 31, 1998.

        USECC MANAGEMENT AGREEMENT WITH SGMC. Effective June 1, 1996, SGMC entered into a Management Agreement (dated as of May 22, 1996) with USE under which USECC provides administrative staff and services to SGMC. USECC is reimbursed for actual costs incurred, plus an extra 10% during the exploration and development phases; 2% during the construction phase; and 2.5% during the mining phase (such 2.5% charge to be replaced with a fixed sum which the parties will negotiate at the end of two years starting when the mining phase begins). The Management Agreement replaces a prior agreement by which USECC provided administrative services to SGMC.

        PROPERTIES. SGMC (through its subsidiary USECC Gold) holds approximately 14 acres of surface and mineral rights (owned), 55 acres of surface rights (owned), 436 acres of surface rights (leased), 158 acres of mineral rights (leased), and 380 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside of Sutter Creek.

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

        Surface and mineral rights holding costs will aggregate approximately $225,000 from June 1, 1998 through May 31, 1999. Property taxes for fiscal 1998 are estimated to be $30,000.

        The leases are for varying terms, and require rental fees, advance production royalties, real property taxes and insurance. The lease that was to expire in February 1998 has been extended through its force majeure clause due to the low price of gold. Leases expiring before 2010 will generally be extended automatically, so long as minerals are continuously produced from the property that is subject to the lease or minimum payments are made . Other leases may be extended for various periods on terms similar to those contained in the original leases. Production royalties are from 2.5% to 6% (most are 4%). The various leases have different methods of calculating royalty payments (net smelter return and gross proceeds).

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

        Through May 31, 1998, an estimated $21,000,000 was spent on the Lincoln Project by Meridian, USECC Gold and other of their predecessors to acquire the Lincoln Project and for mine development, mining and processing bulk samples of mineralization, exploration, feasibility studies, permitting costs, holding costs, and related general and administrative costs. The amount of such expenditures during the 1998 fiscal year was approximately $1,410,800 ($572,700 in 1997).

        GEOLOGY AND RESERVES. The minerals consulting firm Pincock, Allen & Holt of Lakewood, CO ("PAH") prepared a prefeasibility study of the Lincoln Project in fiscal 1994 (and updated the study in 1997). PAH reviewed core drilling data on the Lincoln Zone on 100-foot centers from the surface, and drilling on the Comet Zone from both surface and underground. PAH also reviewed data from drilling on the Keystone Zone from surface on 200-foot centers. Total data is from 162 exploration core holes (surface and underground), with total footage of 64,700 feet. PAH based its estimate of proven reserves on mineralized material within 25 feet of sample information; probable reserves were based on material located between 25 and 50 feet of sample information.

        Using a cutoff grade of 0.15 ounces of gold per ton in place, PAH estimates the Lincoln Project contains approximately 350,000 tons of proven and probable reserves grading approximately 0.4 ounces of gold per ton. If operating economics indicate a lower cutoff grade is feasible, the tonnages for the stated reserves would be increased. Historical data (underground maps and production records) from historic (now closed) mines within the Lincoln Project boundaries indicate certain areas of those mines were not "mined out," such that additional mineralized resources may exist on the property.

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

        PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional Use Permit ("CUP") allowing mining of the Lincoln Mine and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of the mine and mill facilities in stages as the project gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course. On July 14, 1998 the Amador County Planning Commission certified the Final Subsequent Environmental Impact Report ("FSEIR:) and approved all of the amendments requested by SGMC. The decision by the Planning Commission has been appealed to the Amador County Board of Supervisors by a local citizens' group and will be heard by the Board of Supervisors in August 1998; further appeal would be available to the Amador County Superior Court if the opposition lost at the Board of Supervisors level. The appeal deals only with the adequacy of the FSEIR; since SGMC already has a valid CUP, SGMC could continue to move forward on certain parts of the development of the mine/mill. In any event, SGMC does not expect the appeal process to materially impact the development plan or schedule. Amendments to the CUP will remove two tailings dams, eliminate the need to use cyanide on-site, and eliminate mine related traffic on two county roads.

PROPOSED MINE PLAN

        In should be noted that the mine workings actually developed may vary substantially from the plan adopted, depending on the different conditions and grades of mineralization that are encountered. SGMC proposes to mine the Lincoln and Comet Zones initially by access through the existing Stringbean Alley decline. Production will be by overhand cut-and-fill and open sub-level stoping techniques. Screened tailings from the mill (support fill) will be used to back fill the stopes, which will stabilize the hanging and foot wall vein rocks, and greatly reduce the volume of processed ore going into the Surface Fill Unit.

        Mining at startup is expected to increase up to 500 tons per day ("tpd") during the first six months of mining operations. Ore will be conveyed to the surface through an off shoot portal from the Stringbean Alley decline. a new underground level is planned to be driven at 1,000 feet above sea level, (approximately 120 feet below surface) during the next six months. Mining will coincide with development of additional stopes and may allow an increase in mine production up to 1,000 tpd in approximately the third year of operation. Concurrently with production mining, SGMC intends to maintain an aggressive underground development program to delineate (on an on-going basis) two to three years of developed ore in sight.

MILL PLAN

        There are three stages of milling and processing the ore. The first stage involves wet grinding of the ore to the size of fine sand in a semi-autogenous grinding ("SAG") mill. The resulting finely-milled ore is treated in a gravity separator which employs centrifugal force to separate the heavier free gold particles from the lighter rock particles. Next, the gold concentrate is run across a set of cleaning tables to upgrade the gold concentrate. The second stage takes the middlings and tails from the first and again involves wet grinding in a ball mill to a finer size particle. This ground ore is again treated in a similar gravity separator which is tuned for this finer size particle and the gold concentrate is run across a different set of cleaning tables. The third stage separates the remaining gold by flotation wherein minute quantities of non-toxic chemicals are added to the ground ore which makes the gold bearing particles attach to air bubbles. The gold bearing particles are then separated from the ground ore into a flotation concentrate. At this stage, the flotation concentrate is either reground and processed with a dilute solution of sodium cyanide or shipped offsite. SGMC is planning on shipping the flotation concentrate offsite, even though its CUP allows processing with sodium cyanide. The mill is designed to produce several gold-bearing products: a high-grade gravity concentrate; a flotation concentrate or a gold precipitate if the cyanide process is used. These gold-bearing products will be smelted to dore bullion for shipment to a precious metal refinery. During processing, 95 to 97% of the processed ore will be removed. Of this material, approximately 65% will be placed underground as structural fill and 35% will be placed into the Surface Fill Unit.

MOLYBDENUM

        As holders of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE and Crested are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent (one-half to each). AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties of USE and Crested.

        Advance royalties are paid in equal quarterly installments, until: (i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to USE and Crested. USECC did not receive any advance royalties during fiscal 1996 because of an arrangement with Cyprus Amax described below. These royalties are shown in the Consolidated Statements of Operations as a component of gains from restructuring mineral properties agreements. See "Note F to the USE Consolidated Financial Statements." The advance royalty payments reduce the operating royalties (six percent of gross production proceeds) which would otherwise be due from Cyprus Amax from production. There is no obligation to repay the advance royalties if the property is not placed in production.

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

        In fiscal 1995, USE and Crested reached agreement with Cyprus Amax to forego six quarters of advance royalties (starting fourth quarter calendar 1994) as payment for the option exercise price for certain real estate in Gunnison, Colorado owned by Cyprus Amax and the subject of a purchase option held by USE and Crested. The option exercise price is valued at $266,250. USE and Crested exercised their option in August 1994 and subsequently sold that property for $970,300 in cash and notes receivable. The advance royalties resumed in the second quarter of calendar 1996, however, the payment was not received until June 1996, being the first quarter of fiscal 1997. Crested recognized $105,500 and $103,600 of revenues in fiscal 1998 and 1997, respectively related to this royalty interest.

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

        Worldwide demand for molybdic oxide in calendar 1996 was reported at approximately 230,000,000 pounds, its highest level ever. Production for that period was about 225,000,000 pounds. There is, however, excess capacity from the primary molybdenum mines which are currently not producing. In addition, by-product molybdenum (primarily from Chilean copper mining companies) has a major impact on available supplies. It is unlikely that any major new primary deposits will be developed during fiscal 1999.

        Molybdenum prices on the open spot market increased substantially, from $3.35 per pound of technical grade molybdic oxide (the principal product) in September 1994, to $15.50 - $17.50 per pound in February 1995. However, by May 31, 1996, prices declined to $3.00 - $3.35 per pound but were in the $4.00 to $4.40 per pound range in September 1997 and $3.75 in July 1998.

PARADOR MINING (NEVADA)

        USE and Crested are sublessees and assignees from Parador Mining Co., Inc. ("Parador"), of certain rights under two patented mining claims located in the Bullfrog Mining District of Nye County, Nevada. The claims are immediately adjacent to and part of a gold mine operated by Bond Gold Bullfrog, Inc. ("BGBI"), a non-affiliated third party (now known as Barrick Bullfrog, Inc.). USE and Crested have also been assigned certain extralateral rights associated with the claims and certain royalty rights relating to a prior lease on those properties. The lease to USE and Crested is for a ten year primary term, is subject to a prior lease to BGBI on the properties, and allows USE and Crested to explore for, develop and mine minerals from the claims. If USE and Crested conduct activities on the claims, they are entitled to recover costs out of revenues from extracted minerals. After recovering any such costs, USE and Crested will pay Parador a production royalty of 50 percent of the net value of production sold from the claims.

        USE, Crested and Parador presently are in litigation concerning this property. See Item 3, "Legal Proceedings - BGBI Litigation."

OIL AND GAS.

        FORT PECK LUSTRE FIELD (MONTANA). USECC conducts a small oil production operations at the Lustre Oil Field on the Ft. Peck Indian Reservation in north-eastern Montana; four wells are producing, and USE and Crested receive a fee based on oil produced. USE is the operator of record. No further drilling is expected in this field. This fee and certain real property of USE and Crested, have been pledged or mortgaged as security for a $1,000,000 line of credit from a bank.

        ENERGX, LTD. FORT PECK GAS PROJECT. Energx, Ltd., a Wyoming corporation owned 45% by USE, 45% by Crested, and 10% by the Fort Peck (Montana) Assiniboine and Sioux Tribes, had certain rights to explore Montana properties for shallow natural gas. Exploration efforts were unsuccessful prior to 1998, and Energx was released from the property agreements in 1998. Other Energx projects have also been unsuccessful. Accordingly, in fiscal 1998 Energx decided to cease all operations pending evaluation of future options.

REAL ESTATE AND OTHER COMMERCIAL OPERATIONS

        Crested owns varying interests, alone and with USE, in affiliated companies engaged in real estate, transportation, and commercial businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. (through Plateau). Activities of these and other subsidiaries in the business sectors include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.

        WYOMING PROPERTIES. USECC owns a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to affiliates, nonaffiliates and government agencies; the second floor is occupied by USE and Crested and is adequate for their executive offices. The property is mortgaged to the WDEQ as security for future reclamation work on the SMP Crooks Gap uranium properties.

        USECC (through WEA) also owns a fixed base aircraft operation at the Riverton Municipal Airport, including a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This operation is located on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. The annual rent is presently $1,180 (adjusted annually to reflect changes in the Consumer Price Index), plus a $0.02 fee per gallon of fuel sold. WEA owns and operates an aircraft fixed base operation with fuel sales, flight instruction services and aircraft maintenance in Riverton, Wyoming.

        USE and Crested also own 18 undeveloped lots on 26.8 acres of the Wind River Airpark near the Riverton Municipal Airport, and three mountain sites covering 16 acres in Fremont County, Wyoming.

        USECC owns various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming. Nearly 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. The townsite may be utilized for worker housing as the Jackpot Mine and Sweetwater Mill are put into operation. In the interim, USE and Crested are selling lots at Jeffrey City and made sales aggregating $38,400 and $21,150 during fiscal 1998 and 1997, respectively.

        USE owns five city lots and a 20-acre tract with improvements including two smaller office buildings and three other buildings with 19,000 square feet of office facilities, 5,000 square feet of laboratory space and repair and maintenance shops containing 8,000 square feet, all in Riverton, Wyoming.

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

        The second option covered 472.5 acres of ranch land, owned by Crested, northwest of the City of Gunnison, Colorado (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $46,090 in cash and $776,370 by two nonrecourse promissory notes. USE did not receive the $35,000 as scheduled. At closing, 22.19 acres were deeded to Pangolin; different parcels of the remaining acreage secured the notes, and were to be released for principal payments in the course of development. The sale was accounted for as an installment sale and thus the gain on sale was deferred, to be recorded as the notes were paid. Both notes required annual interest payments.

        In fiscal 1997, USE and Crested agreed with Pangolin to restructure the remaining obligations of Pangolin. Under the restructuring, Contour Development Company LLC gave USE and Crested two recourse, secured promissory notes: the first note for $454,894 due January 26, 1998, the second note for $872,508. The notes are secured by Contour's 73% interest in Tenderfoot Properties LLC ( a Colorado limited liability company affiliated with Contour). USE and Crested conveyed a key lot in the Gunnison parcel to Tenderfoot, upon which Contour and Tenderfoot were to construct an apartment building with HUD construction loan financing to be obtained by Contour and Tenderfoot. USE and Crested had intended the restructuring to result in a faster recovery by USE and Crested of their investments in the land than would have been realized under the terms of the original Pangolin obligations.

        Although the initial payments on the two new notes were paid when due in January 1997, thereafter, on May 30, 1997, Contour defaulted in making a payment to Crested of $164,439 (principal plus interest). Also, the first note ($454,894) was not paid in January 1998. In July 1998, USE and Crested filed a lawsuit against Contour and associated parties to seek recovery of the balance owing on the promissory notes and contracts. See Item 3, "Legal Proceedings."

        UTAH PROPERTIES. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see "Minerals - Uranium-Shootaring Canyon Mill - Ticaboo Townsite" above). In fiscal 1995, USE acquired the minority interest in the joint venture from a nonaffiliate. Revenues from sale of homesites and operation of the motel were nominal in 1998.

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

                                    EMPLOYEES

        Crested has no full-time employees. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE accordingly. USE had approximately 120 full-time employees as of the date of this Report. Payroll expense has been shared by USE and Crested since 1981.

                              MINING CLAIM HOLDINGS

        TITLE TO PROPERTIES. Nearly all the uranium mining properties held by GMMV, USE and Plateau are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also annually pay certain rental fees to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged. Disputes can also arise with adjoining property owners for encroachment or under the doctrine of extralateral rights (see Item 3, "Legal Proceedings - BGBI Litigation").

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

ITEM 3. LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

        In 1991, disputes arose between USE/Crested, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado). Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed the arbitration proceedings and the State Court case was also stayed. In fiscal 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association, for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

        Following 73 hearing days and various submissions by the parties, the arbitration panel (the "Panel") entered an Order and Award (the "Order") in April 1996 finding generally in favor of USE and Crested on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium), and in favor of Nukem/CRIC and against USE and Crested on certain other claims.

        Approximately $18 million of SMP cash had been placed in escrow and a bank account by agreement of the parties pending resolution of the disputes.

        The April 1996 Order awarded USE and Crested monetary damages of approximately $7,800,000 with interest (after deduction of monetary damages which the Arbitration panel awarded in favor of Nukem/CRIC and against USE and Crested). An additional amount of approximately $4,300,000 was awarded by the Panel to USE and Crested, to be paid out of the escrowed $18 million and SMP cash. This $4,300,000 was USE and Crested's share of SMP profits from selling uranium to utilities and advances to purchase uranium for SMP. The Panel also ordered that one utility supply contract which had been in dispute belonged to SMP, not Nukem, and that Nukem was to assign that contract to SMP. The Panel further ordered that certain contracts which Nukem had obtained for the purchase of uranium from countries in the CIS (former Soviet republics) belonged to SMP.

        After motions and further proceedings in the Federal District Court, and a reaffirmation Order by the Panel in July 1996, the U.S. District Court confirmed the Panel's Order and Award. In November 1996, USECC received the $4,367,000 of the damage award out of the SMP escrowed funds and a separate SMP bank account. In confirming the Panel's Order, the Court ordered Nukem to assign a utility contract to SMP; to pay USECC a net amount of approximately $8,465,000 in monetary damages; and impressed a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and profits therefrom. Nukem/CRIC posted a supersedeas bond for $8,613,600 and the Court stayed execution on the judgment. The bond did not cover the value of the CIS contracts at issue because the Panel's Order did not value such contracts.

        Nukem/CRIC appealed the District Court's Judgment to the 10th Circuit Court of Appeals, and the matter is set for oral argument on September 24, 1998 in Oklahoma City, Oklahoma. The issues to be decided are: whether the U.S. District Court, in confirming the Panel's Order, provided for a double recovery to USE and Crested (i.e., awarding both $8,465,000 in monetary damages and one-half of the profits SMP has made on uranium contracts); and whether the constructive trust on the CIS contracts covers only an amount of profits necessary to secure Nukem/CRIC's payment of the $8,645,000 monetary award in favor of USE and Crested. USE's positions on these issues are that there is no double recovery; and that the constructive trust of SMP on the CIS contracts extends to all such contracts and profits therefrom, because Nukem obtained the contracts for its own account outside of and hence in violation of Nukem's fiduciary obligations to SMP as a general partner.

        During the fourth quarter of fiscal 1998, USE and Crested entered into a partial settlement with Nukem and CRIC on certain of the claims not on appeal. Under the partial settlement, USECC received (i) from SMP an assignment of all of the mining claims and equipment which had been held by SMP (USECC remains responsible for the reclamation liabilities associated with the claims as had always been the case when the properties were in SMP); (ii) from Nukem and CRIC, $484,361 which settled USE and Crested's claim to their share of the past and future profits on a utility contract which Nukem had wrongfully kept outside of SMP (and Nukem was allowed to keep this contract as part of the settlement);
(iii) from Nukem and CRIC, $4,540,000 to settle all claims by USE against Nukem, CRIC and SMP (including Nukem/CRIC's one-half share of the SMP mine maintenance costs); (iv) from SMP, a contract to sell 1,076,842 pounds of uranium oxide to a utility; and (v) from SMP, a contract to purchase 600,000 pounds of uranium oxide from another producer in North America (200,000 pounds annually through 2000). In connection with the partial settlement, the parties agreed to the dismissal with prejudice of the Colorado and Wyoming State Court proceedings (for reimbursement of SMP mine maintenance costs), and all claims in the Federal District Court and the arbitration, except for the issues pending before the 10th Circuit Court of Appeals. The cash settlement portion under (iii) above is in addition to the $4,367,000 received by USECC in November 1996 out of the SMP escrowed funds. USECC is negotiating to sell the purchase contract under (v) to Nukem.

TICABOO TOWNSITE LITIGATION. In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) sued USE, Crested and others in Utah State Court. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in damages against USE. USE is appealing the award.

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

        BGBI seeks to quiet title to its leasehold interest in the subject claims, a determination that USE and Crested have no rights in the claims, and an order enjoining USE and Crested from asserting any interest in them. BGBI further asserts other claims and that, in attempting to lease an interest in the subject claims to USE and Crested, Parador breached the provisions of its lease to BGBI, and that Parador is responsible for the legal fees and costs incurred by BGBI in the quiet title action, which may be offset against royalties.

        A partial or bifurcated trial to the Court of the extralateral rights issues was held on December 11 and 12, 1995, to determine whether the Bullfrog orebody is a "vein, lode or ledge" as described in the General Mining Law and, if so, whether the facts warrant application of the doctrine of extralateral rights as set forth in such statute. The Court found that Parador had failed to meet its burden of proof and therefore Parador, USE and Crested have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The partial trial did not address the issues of breach of contract by the defendants and BGBI for specific performance and they were tried before the Court commencing on January 26, 1998. After the trial, the Court found against the parties on their respective claims, and the plaintiff and these defendants filed a Notice of Cross-Appeal and Notice of Appeal, respectively to the Nevada Supreme Court. The record on appeal has been filed with the Nevada Supreme Court and the appeals process is underway.

DEPARTMENT OF ENERGY LITIGATION

        On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, YSFC) and the Uranium Producers of America (a trade organization) filed a complaint against the United States Department of Energy (the "DOE") in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming. The complaint seeks declaratory judgment and injunctive relief. The plaintiffs allege that the DOE violated the USEC Privatization Act of 1996, when the DOE transferred 45 metric tons of low enriched uranium and 3,800 metric tons of natural uranium to United States
Enrichment Corp. ("USEC"). See Item 1, "Business, Uranium Marketing - U.S. Enrichment Corporation" above.

        Specifically, the plaintiffs allege that the USEC Privatization Act authorizes the DOE to transfer to USEC "without charge" an initial 50 metric tons of highly enriched uranium and 7,000 metric tons of natural uranium. The Act authorizes the DOE to sell (not merely transfer) additional quantities of uranium out of the DOE stockpile, but only upon payment of fair market value for the uranium and then only upon specific finding by the DOE that such a sale would not have an adverse material impact on the domestic uranium, mining, conversion or enrichment industry, taking into account sales under the Russian HEU Agreement and the Suspension Agreement.

        The plaintiffs have asked the Court to declare that (i) the DOE violated its statutory authority by transferring uranium to USEC in excess of statutory limits on volume; (ii) the excess amounts were not "sold" by the DOE to USEC for fair value, as required by the Act, and mandated findings by the DOE concerning possible adverse impacts were not supported in fact; and (iii) the DOE be enjoined from future transfers in violation of the Act.

CONTOUR DEVELOPMENT LITIGATION

        On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in certain real estate.

        Specifically, USE (which is the assignee of Crested's rights and interests in certain of the promissory notes, contracts and agreements) alleges that Contour has breached contracts for the sale of USE's and Crested's Gunnison properties, and is in default on the promissory notes delivered to pay for the Gunnison properties. USE has further alleged that Contour fraudulently induced USE and Crested to enter into restructuring agreements for the original transactions between the parties in such properties; and further, that Contour has breached the duties of good faith, honesty, full disclosure and fair dealing which were owed to USE and Crested by Contour in the course of the transactions. USE has made additional claims against Contour for unjust enrichment and conversion of the real estate assets. See Item 1, "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

        As of the date of this Report, Contour has not filed an answer to the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

        The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of USE who are not also directors.

        ROBERT SCOTT LORIMER, age 47, has been Controller and Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.


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

                                                      High        Low
                                                      ----        ---
        Fiscal year ended May 31, 1998
        ------------------------------
           Fourth quarter ended 5/31/98               $0.45      $0.22
           Third quarter ended 2/29/98                 0.46875    0.25
           Second quarter ended 11/30/97               0.71875    0.4375
           First quarter ended 8/31/97                 0.8125     0.34375

        Fiscal year ended May 31, 1997
        ------------------------------
           Fourth quarter ended 5/31/97               $0.7187    $0.3437
           Third quarter ended 2/28/97                 0.9375     0.625
           Second quarter ended 11/30/96               1.4375     0.875
           First quarter ended 8/31/96                 1.50       0.191

(b)     Holders.

        (b)(1) At September 3, 1998 there were approximately 1,900 stockholders of record for Crested common stock.

        (b)(2)  Not applicable.

(c) Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested's present or future ability to pay cash dividends, however, Crested intends to retain any earnings in the near future for operations.

(d) During the year ended May 31, 1998, Crested did not issue any shares of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                     May 31,
                                 ----------------------------------------------------------------------------
                                       1998           1997            1996           1995            1994
                                      ----            ----            ----           ----            ----

Current assets                   $  4,809,300    $  1,049,500    $    596,200    $    512,600    $    282,800
Current liabilities                 9,282,300       6,592,400       6,848,300       5,518,500         555,000
Working capital                    (4,473,000)     (5,542,900)     (6,252,100)     (5,005,900)       (272,200)
Total assets                       10,211,400       6,285,700       8,132,500       8,097,800       8,092,900
Long-term obligations(1)              768,000         741,700         725,900         853,700       4,688,700
Shareholders' equity/(deficit)        117,200      (1,092,300)        521,900       1,690,800       2,849,200

        (1)  Includes  $725,900,  $725,900,  $725,900,  $847,800 and $847,800 of
        accrued reclamation costs on uranium properties for fiscal 1997, 1996, 1995, 1994 and 1993, respectively.

                                                    For Years Ended May 31,
                             ---------------------------------------------------------------------
                                 1998         1997           1996          1995          1994
                                 ----         ----           ----          ----          ----

Revenues                     $4,659,900    $1,703,500    $ 2,509,200    $ 1,160,200   $  2,870,000
Income (loss) before
   equity in loss of
   affiliates and
   income taxes               1,581,700      (862,400)      (811,000)   (1,031,100)    (1,297,600)
Equity in loss of
   affiliates                  (372,200)     (807,900)      (357,900)     (415,900)      (657,600)
                             ----------    ----------    -----------    ----------    -----------

Net income (loss)              1,209,500   (1,670,300)    (1,168,900)   (1,447,000)    (1,955,200)
                             ===========   ==========    ===========    ==========    ===========

Net income (loss)
   per share                 $      .12    $     (.16)   $      (.12)   $     (.14)   $      (.19)
                             ==========    ==========    ===========    ==========    ===========

Cash dividends per share            -0-           -0-            -0-           -0-            -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is Management's Discussion and Analysis of significant factors that have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying consolidated financial statements.

        Some of the statements in this Management's Discussion and Analysis constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.


LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1998

WORKING CAPITAL COMPONENTS

        Net cash used in operating activities was $922,700 for the year ended May 31, 1998. Cash provided by investing activities and financing activities during fiscal 1998 was $675,800 and $574,000, respectively. For the year, these activities resulted in a net increase of $975,600 in cash. At May 31, 1998, the Company had a working capital deficit of $4,473,000 as compared to a working capital deficit of $5,542,900 at May 31, 1997.

        The decrease in the working capital deficit of $1,069,900 is the result of increases in accounts receivable of $2,882,300. This decrease in the working capital deficit was offset by reductions in the current portion of long-term receivables of $76,200 and inventory and other assets of $21,900. The decrease in the working capital deficit was further offset by increases in a deferred purchase option related to GMMV, accounts payable, debt to affiliate, and long term debt of $2,000,000, $142,200, $523,700 and $24,000, respectively.

        Accounts receivable from affiliates increased by $343,700 primarily as a result of increased amounts due from USECC as a result of increased activity on the GMMV properties. These amounts were paid after May 31, 1998.

        In June 1998, the Company and USE signed an agreement with Nukem/CRIC as partial satisfaction of the monetary damages awarded by the Arbitration Panel. The Company received $2,513,000 as a result of this settlement which occurred in the fourth quarter of fiscal 1998. The Company eliminated its investment in SMP and recognized the balance as income of which the Company's portion was $2,295,000.

        Cash provided by financing activities resulted from a net increase in debt to affiliates of $523,700 as the Company's parent, U.S. Energy Corp. ("USE") advanced the Company's portion of operating and capital costs for the various mining and commercial ventures in which the Company participates.

        Cash provided by investing activities was due to $707,200 of purchases of Property, Plant and Equipment. This increase was partially offset by an
increase  in  long-term   receivables  of  $251,800  and  $218,700  invested  in
affiliates.

CAPITAL RESOURCES

        GENERAL: The primary source of the Company's capital resources for fiscal 1999 will be cash on hand at May 31, 1998, possible equity financing from affiliated companies, proceeds under the line of credit discussed below, and loans from USE. Additionally, the Company and USE will continue to offer for sale various non-core equipment assets such as lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales, also will provide cash.

        LINE OF CREDIT: The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. This facility is currently available to the Company and USE. It is anticipated that this line of credit may be used to finance working capital needs as well as the purchase of uranium in the open market to fulfill the delivery of an SMP contract the Company and USE received in partial settlement of certain of the SMP arbitration matters.

        FINANCING: Equity financing for Sutter Gold Mining Company ("SGMC") and Plateau Resources ("Plateau") are dependent on the market price of gold and uranium among other things. At May 31, 1998, the prices for these metals were depressed and it is not known when or if they will recover. No assurance can be given that prices will improve during fiscal 1999. If the prices do not recover, the ability of the Company and USE to raise equity financing for these subsidiaries will be impaired.

        SUMMARY: The Company believes that cash on hand and proceeds from its line of credit, if needed, will be adequate to fund working capital requirements through fiscal 1999. However, these capital resources will not be sufficient to provide the funding for major capital expansions of the Company's mineral properties.

CAPITAL REQUIREMENTS

        GENERAL: The primary requirements for the Company's working capital during fiscal 1999 are expected to be the costs associated with development activities of Plateau, care and maintenance costs of the former SMP mineral properties, payments of holding fees for mining claims, purchases of uranium for delivery to the utility contract that was received by the Company and USE as a result of the settlement agreement reached regarding the SMP arbitration, the Company's portion of the costs associated with the GMMV properties and corporate general and administrative expenses.

        SGMC: The Company owns 4% of the outstanding stock of SGMC. As such, it is not directly responsible for the administrative and capital obligations of bringing the SGMC gold properties into production. Through its affiliation with USE, however, the Company assists in the securing of financing to place these gold mineralized properties into production.

        SGMC's properties contain reserves of gold. Preliminary estimates are that a 500 ton per day ("tpd") mine/mill operation using a cyanide-flotation process, will require up to $15,000,000 to place the proposed mine and mill into full operation. It is the intent of the Company and USE to complete the necessary financing in fiscal 1999 to develop the reserves of SGMC. Management believes that if adequate funding is obtained, production will begin in fiscal 2000. SGMC is currently attempting to negotiate financing with an investment firm with a proposed plan for the necessary financing intended to be completed in fiscal 1999. Management of SGMC believes sufficient capital resources are available to SGMC to continue its permitting efforts as well as the raising of capital.

        SMP: As part of a settlement agreement reached during the fourth quarter of fiscal 1998, the SMP mines and associated properties were transferred to the Company and USE. All past holding costs of the SMP mines have been resolved and the future cost of standby as well as reclamation are the obligation of the Company and USE. These costs are estimated at approximately $85,000 per month. There are no current plans to mine the SMP Crooks Gap properties during fiscal 1999. However, the Company and USE will continue to preserve the mineral properties and develop concepts to reduce care and maintenance costs.

        All matters in the SMP arbitration have been settled with the exception of two issues that are currently before the 10th Circuit Court of Appeals. Oral arguments are scheduled on these issues for September 24, 1998. Management of the Company cannot predict the timing or ultimate outcome of this hearing but believes that the issues will be resolved during fiscal 1999 unless Nukem and CRIC elect to appeal the decision further to the U.S. Supreme Court and that court determines to hear the appeal.

        GMMV: On June 23, 1997, USE and USECC, a joint venture between the Company and USE, signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. As discussed in Note F to the financial statements, Kennecott paid the Company and USE $4 million upon execution of the Agreement, which became nonrefundable upon the satisfaction of certain terms. One half of the $4 million was treated by the Company as deferred income pending the satisfaction of the nonrefundability terms, all of which were satisfied by November 30, 1998 at which time the $2 million was classified as a deferred purchase option, since it will be recorded as a reduction of the Company's purchase price if the Acquisition Agreement closes.

        During July 1998, the GMMV Management Committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. These same uncertainties have made the financing of the acquisition of Kennecott's interest in GMMV difficult. The Company and USE continue in their financing activities in an effort to raise sufficient capital to acquire the Kennecott interest in the GMMV. It is believed that such financing efforts may not be concluded by the terms of the Acquisition Agreement with Kennecott. Kennecott continues to work with the Company in its efforts to successfully close the purchase of Kennecott's interest.

        The standby costs of the GMMV mine, associated property and mill will eventually become the responsibility of the individual partners on a percentage ownership basis. Currently, the partners in the GMMV are discussing how to operate and fund the operations of the properties. Budgets have not been finalized but it is projected the annual holding costs of the mine and mill will be approximately $2,000,000. The Company and USE will be obligated to pay their share of these costs once the obligations of Kennecott are completely satisfied. Due to the unpredictability of the uranium market, the Company is unable to predict when the GMMV properties will again be put on an active basis or when it will be able to purchase Kennecott's interest in the GMMV, if at all.

        PLATEAU: Plateau owns and operates the Ticaboo townsite, motel, convenience store and restaurant. These operations of Plateau generated a loss of $800,000 in fiscal 1998, which were absorbed by the Company and USE. The Company and USE continue to work on methods of increasing revenues and reducing costs. There has been an annual growth in sales since the Company and USE have owned Plateau.

        The Company and USE are currently working to obtain the necessary permits from the NRC and State of Utah to place the Shootaring mill which is owned by Plateau and located in southern Utah into production. The Company and USE are seeking debt or equity financing of between $6,000,000 and $9,000,000 to put the mill and Tony M. Mine into production. Until such time as the financing is obtained and profitable contracts are obtained, the Company and USE will not put the properties into production.

        YELLOW STONE FUELS CORP. ("YSFC"): In Management's opinion, YSFC has sufficient cash to complete its projected 1999 exploration program on its in-situ uranium properties. At May 31, 1998 YSFC owed the Company and USE $400,000 on a convertible promissory note plus $40,000 in interest for a total of $440,000. The note bears interest at 10% per annum and is due in December 1998. YSFC also owed the Company and USE $161,700 for miscellaneous payroll and operating expenses. YSFC has indicated its desire to pay the total indebtedness in cash but it is not certain that a cash payment will occur as YSFC may elect, at its option, to pay the promissory note with shares of its common stock.

        TERM DEBT AND OTHER OBLIGATIONS: Debt to non-related parties at May 31, 1998 was $78,500 which was primarily for property and equipment purchased by USECC. The debt bears different interest rates and is due under various payment terms. It is anticipated that all debt payments will be able to be made in the normal course of the Company's business.

        As of May 31, 1998, the Company was in debt to USE in the amount of $6,547,100 of which $6,023,400 was in the form of a promissory note bearing interest at 6% per annum with a maturity date of October 1, 1999. USE has not indicated that it will call the promissory note when due. The Company will need to either retire the note with shares of its common stock or negotiate with USE to extend the note by rolling the interest and adding the additional principle.

        RECLAMATION OBLIGATIONS: It is not anticipated that any of the Company's working capital will be used in fiscal 1999 for the reclamation of any of its mineral properties. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties will enter the reclamation phase prior to May 31, 1999.

        Prior to fiscal 1996, the Company and USE assumed the reclamation obligations, environmental liabilities and contingent liabilities for employee injuries, from mining the Crooks Gap and other properties in the Sheep and Green Mountain Mining Districts as well as the SGMC properties. The reclamation obligations, which are established by government agencies, were most recently set at $1,451,800 for the SMP properties and $27,000 for the SGMC properties. The amount of accruals for environmental liabilities for each site are determined by estimating costs associated with current or expected reclamation and remediation plans. These plans include detailed descriptions of the work to be performed, and in many cases involve the work of third party consultants. The plans are submitted annually to the government agencies who review them and set the bond amounts.

        To assure the reclamation work will be performed, regulatory agencies require posting of a bond or other security. The Company and USE satisfied this requirement with respect to SMP properties by mortgaging their executive office building in Riverton, Wyoming.

        Reclamation obligations on the GMMV Big Eagle properties and the Sweetwater Mill, estimated at approximately $23,620,000, have been assumed by the GMMV venturers, and secured by a bank letter of credit provided by Kennecott. The reclamation and environmental costs associated with the Sweetwater Mill will not commence prior to conclusion of mining activities on Green Mountain with the exception of an open pit mine next to the mill. As uranium is processed through the mill, a reclamation reserve will be funded on the unit of production basis. Up to $8,000,000 (in 1990 dollars) in any reclamation costs on the Sweetwater mill and associated properties which may be incurred prior to commencement of production or 2001 will be loaned by UNOCAL to the GMMV and must be repaid out of production.

        Reclamation obligations of Plateau are covered by a $7,270,400 cash bond at May 31, 1998 to the U.S. Nuclear Regulatory Commission and a $1,561,600 cash deposit as of May 31, 1998 for the resolution of any environmental or nuclear claims.

        OTHER: The Company and USE currently are not in production on any mineral properties, and development work continues on several of their major investments. The Company and USE are not using hazardous substances or known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. Likewise, the Company and USE do not have properties which require current remediation. The Company and USE are also not aware of any claims for personal injury or property damages that need to be accrued or funded.

        The tax years through May 31, 1992 are closed after audit by the IRS. The Company currently has filed a request for an appeal hearing on an IRS agent's findings for the years ended May 31, 1994 and 1993. Although all indicators are that the findings of the IRS audit for 1994 and 1993 will not result in additional tax, the findings of the audit could affect the tax net operating loss of the Company. Management of the Company believes that it will prevail on the majority of the issues. No assurance of the outcome of the appeal can be given. The tax years ended May 31, 1996 and 1995 are also currently being audited by the IRS. No determination on these audits can be made as they are not yet completed.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

        Revenues for the twelve months ended May 31, 1998 totaled $4,659,900 as compared to revenues of $1,703,500 for the fiscal year ended May 31, 1997. This increase in revenues of $2,956,400 is primarily the result of the litigation settlement, increased mineral revenues, commercial operations, management fees and interest revenues. The litigation revenues of $2,295,000 are the result of the signing of an partial settlement agreement in the SMP litigation/arbitration. The increase in mineral revenues of $431,200 is the result of the receipt by the Company of its portion of the net proceeds from a delivery of U3O8 under a SMP contract, which was the final delivery under this contract.

         Commercial operations revenues increased $392,600 as compared to fiscal year 1997. These revenues increased as a result of increased equipment rental to the GMMV. Management fees and other revenues increased $261,800 over fiscal year 1997 primarily as a result of increased activity at GMMV and Plateau. These increases were partially offset by a decrease in revenues from the sale of assets of $28,100.

        During the fiscal year ended May 31, 1998, operating costs and expenses increased $512,300 compared to fiscal year ended May 31, 1997. Increases in mineral operations and general and administrative expenses were partially offset by decreases in commercial operations and interest expenses. The increases in mineral operations of $410,900 and general and administrative of $821,000 were primarily the result of increased operating expenses at the GMMV and Plateau uranium properties. The increases in general and administrative expenses were primarily due to increased compensation.

        Expenses in commercial operations and interest expense decreased by $59,400 and $3,500, respectively . These expenses were reduced as a result of reduced activity on the properties and as a result of the Company and USE not using their commercial bank line of credit during the twelve months ended May 31, 1998.

        Operations resulted in net income of $1,209,500 or $.12 per share in fiscal 1998 as compared to a net loss of $1,670,300 or $.16 per share in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

        Revenues for the twelve months ended May 31, 1997 totaled $1,703,500 as compared to revenues for the year ended May 31, 1996 of $2,509,200. This decrease in revenues of $805,700 is primarily the result of no revenues being recognized from mineral sales from SMP during fiscal 1997 (decrease of $1,558,400). Other decreases in revenues were oil sales, $22,800; sales of assets, $147,800, and interest, $58,800. These decreases in revenues were offset by increased commercial operations, $79,300; advance royalties from Cyprus Amax, $103,600; partial distribution of SMP funds, $501,900; and increased management fees and other revenues, $297,300.

        With the exception of mineral operations, the provision for doubtful accounts and abandoned mineral claims, costs and expenses remained the same as they had been in 1996. Mineral operations declined by $1,364,600 primarily as a result of Crested and USE not delivering any U3O8 under the SMP contracts. The provision for doubtful accounts increased by $570,800 as a result of a third party defaulting on a note payable on certain real estate that Crested sold in a prior year. Crested also wrote off an investment of $71,500 in a mining property that was abandoned. The increases in general and administrative expenses were reduced by overhead and direct charges to GMMV, SMP and SGMC.

        Equity losses recognized by Crested increased by $450,000. This increase was the result of increases in the equity losses in USE, SGMC, YSFC, and SMP.

        Operations resulted in a net loss of $1,670,300 or $.16 per share in 1997 as compared to a net loss of $1,168,900 or $.12 in 1996.

        FUTURE OPERATIONS:

         The Company has generated losses in two of the last three years, as a result of holding costs and permitting activities in the mineral segment along with impairment allowances of mining claims and investments in subsidiaries that are involved in the minerals business and from certain commercial operations. The Company is in the process of developing and/or holding investments in gold and uranium properties that are currently not generating any operating revenues. These properties require expenditures for permitting, development, care and maintenance, holding fees, corporate overhead and administrative expenses. Success in the minerals industry is dependent on the price that a company can receive for the minerals produced. The Company can not predict what the long term price for gold and uranium will be.

        In addition, legal expenses associated with the litigation and arbitration surrounding the SMP Partnership and the inability of the Company to utilize all the funds that have been awarded to the Company and Crested by the Arbitration Panel and confirmed by the Federal Court have compounded the Company's operating and cash flow position in the past. The Company believes that the SMP arbitration will be conclusively resolved during fiscal 1999. The Company believes that it will meet its obligations in fiscal 1999 as well as be able to secure financing to further the development of its mineral properties and place them into production.

YEAR 2000 ISSUE

        Computer programs written in the past utilize a two digit format to identify the applicable year. Any date sensitive software beyond December 31, 1999 could fail, if not modified. The result could be, among other possibilities, disruptions to operations and the inability to process financial transactions. The Company has evaluated the operating systems on all headquarter and field office systems and has consulted with various vendors of the computer software which is being used by the Company and affiliates. The vendors have confirmed to the Company that the Company's software and information systems are Year 2000 compliant. Therefore, the Company does not anticipate any significant expenditures will be required for the Year 2000 event.

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

URANIUM AND GOLD.

        Changes in the prices of uranium and gold affect the Company to the greatest extent, as its principal holdings are of prospects for those minerals. When uranium prices were relatively high in fiscal 1988, USE and Crested acquired the Crooks Gap properties, and thereafter put the properties into production. When uranium prices fell sharply during fiscal 1989-1991, USECC suspended mining operations for SMP, because uranium could be purchased at prices less than the costs of producing uranium. Uranium production in the United States reportedly fell by 25% to 33% in 1990, due to the lowest prices for uranium since the market developed in the 1960s.

        Changes in uranium prices directly affect the profitability of SMP's uranium supply agreements with electric utilities. Certain of those agreements become advantageous to the Company when the spot market price for uranium falls significantly below the price which a utility has agreed to pay. Some of the supply agreements of SMP were acquired before the fall of uranium spot market prices during fiscal 1989-1991. Those fixed-price contracts, which have contract prices exceeding current spot market rates, are currently advantageous to the Company, as the uranium to fill them can be readily obtained at favorable prices. Although such contracts benefit the Company in a falling market, a corresponding adverse impact would not be anticipated in the event of substantially increased prices. SMP would produce uranium from its Crooks Gap properties to fill those contracts, in the event of a prolonged increase in the spot market price above the contract prices.

        With the acquisition of its interest in SGMC and its Lincoln Mine, gold prices directly affect the Company. Crested believes SGMC's Lincoln Mine will be profitable with gold prices over $290 per ounce.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Financial statements meeting the requirements of Regulation S-X for the Company follow immediately. Financial statements of GMMV are included as schedules and immediately follow the index at Item 14(a)(2).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Crested Corp.:

We have audited the accompanying consolidated balance sheets of CRESTED CORP. (a Colorado corporation) AND AFFILIATE as of May 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity/(deficit) and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. and affiliate as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.




                               ARTHUR ANDERSEN LLP


Denver, Colorado,
September 11, 1998.

                                     CRESTED CORP. AND AFFILIATE

                                     CONSOLIDATED BALANCE SHEETS

                                               ASSETS

                                                                     May 31,
                                                       -------------------------------
                                                           1998                 1997
CURRENT ASSETS:
   Cash and cash equivalents                           $ 1,012,700          $   37,100
   Accounts receivable
      Trade, net of allowance for doubtful
         accounts of $1,400 and $3,200,
         respectively                                       89,500              63,900
      Affiliates                                           939,900             596,200
   Current portion of long-term receivables
      Related parties                                      227,800             304,000
   SMP settlement receivable                             2,513,000           --
   Inventory and other                                      26,400              48,300
                                                       -----------          ----------
         Total current assets                            4,809,300           1,049,500

LONG-TERM RECEIVABLES:
   Related parties                                         116,500             292,100
   Real estate sales, net of valuation
      allowance of $882,900                                182,500             182,500

INVESTMENTS IN AFFILIATES                                1,643,300           1,796,800

INVESTMENT IN SGMC CONTINGENT
   STOCK PURCHASE WARRANT                                  651,000             651,000

PROPERTIES AND EQUIPMENT:
   Land and mobile home park                               397,400             397,400
   Buildings and improvements                            2,185,000           2,243,200
   Aircraft and other equipment                          2,393,300           1,640,000
   Developed oil properties, full cost method              886,800             886,800
   Mineral properties                                       14,200              13,900
                                                       -----------          ----------
                                                         5,876,700           5,181,300
   Less accumulated depreciation,
      depletion and amortization                        (3,221,700)         (3,017,700)
                                                       -----------          ----------
                                                         2,655,000           2,163,600

OTHER ASSETS                                               153,800             150,200
                                                       -----------          ----------

                                                       $10,211,400          $6,285,700
                                                       ===========          ==========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                     CRESTED CORP. AND AFFILIATE

                                     CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)


                                                                     May 31,
                                                       -------------------------------
                                                           1998                  1997
                                                           ----                  ----
CURRENT LIABILITIES:
   Accounts payable and accrued expenses               $   698,800          $  556,600
   Deferred GMMV purchase option                         2,000,000            --
   Current portion of long-term debt
        Affiliate                                        6,547,100           6,023,400
        Other                                               36,400              12,400
                                                       -----------          ----------
           Total current liabilities                     9,282,300           6,592,400


LONG-TERM DEBT                                              42,100             15,800

RECLAMATION LIABILITY                                      725,900             725,900

COMMITMENTS AND CONTINGENCIES (Note K)

FORFEITABLE COMMON STOCK, $.001 par value;
   65,000 shares issued, forfeitable until earned           43,900              43,900

SHAREHOLDERS' EQUITY/(DEFICIT):
   Preferred stock, $.001 par value;
        100,000 shares authorized;
        none issued or outstanding                       --                     --
   Common stock, $.001 par value;
        20,000,000 shares authorized;
        10,237,694 shares issued and outstanding            10,200              10,200
   Additional paid-in capital                            6,375,400           6,375,400
   Accumulated deficit                                  (6,268,400)          (7,477,900)
                                                       -----------          -----------
        Total shareholders' equity/(deficit)               117,200          (1,092,300)
                                                       -----------          ----------
                                                       $10,211,400          $6,285,700
                                                       ===========          ==========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                       CRESTED CORP. AND AFFILIATE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended May 31,
                                                -----------------------------------------------
                                                    1998              1997              1996
                                                    ----              ----              ----

REVENUES:
  Mineral revenues                              $   534,800       $   103,600       $ 1,558,400
  Commercial operations                             880,900           488,300           409,000
  Interest                                          141,500            38,500            97,300
  SMP litigation settlements, net                 2,295,000           501,900           --
  Oil sales                                          85,100            82,300           105,100
  Management fees and other                         721,800           460,000           162,700
  Gain on sale of assets                                800            28,900           176,700
                                                -----------       -----------       -----------
                                                  4,659,900         1,703,500         2,509,200
                                                -----------       -----------       -----------
COSTS AND EXPENSES:
  Mineral operations                                832,400           421,500         1,786,100
  Abandoned mineral claims                         --                  71,500           --
  Provision for doubtful accounts                  --                 570,800           --
  Commercial operations                             814,100           873,500           806,900
  General and administrative                      1,370,300           549,300           642,200
  Oil production                                     34,000            48,400            36,300
  Interest                                           27,400            30,900            48,700
                                                -----------       -----------       -----------
                                                  3,078,200         2,565,900         3,320,200
                                                -----------       -----------       -----------

INCOME (LOSS ) BEFORE EQUITY IN LOSS
  OF AFFILIATES AND INCOME TAXES                  1,581,700          (862,400)         (811,000)

EQUITY IN LOSS OF AFFILIATES                       (372,200)         (807,900)         (357,900)
                                                -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                 1,209,500        (1,670,300)       (1,168,900)

INCOME TAXES                                        --                --                --
                                                -----------       -----------       ------

NET INCOME (LOSS)                               $ 1,209,500       $(1,670,300)      $(1,168,900)
                                                ===========       ===========       ===========

NET INCOME (LOSS) PER SHARE,
  BASIC AND DILUTED                             $       .12       $      (.16)      $      (.12)
                                                ===========       ===========       ===========

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING                               10,237,694        10,165,931        10,156,094
                                                ===========       ===========       ===========

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                               10,302,694        10,165,931        10,156,094
                                                ===========       ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP. AND AFFILIATE

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)


                                                                     Additional                                    Total
                                        Common Stock                   Paid-In             Accumulated         Shareholders'
                                   Shares           Amount             Capital               Deficit         Equity/(Deficit)
                                   ------           ------             -------               -------         ----------------

Balance, May 31, 1995             10,156,094       $  10,100        $   6,319,400         $ (4,638,700)       $  1,690,800

Net loss                            --                --                 --                 (1,168,900)         (1,168,900)
                                 -----------       ---------        -------------         ------------        ------------

Balance, May 31, 1996             10,156,094          10,100            6,319,400           (5,807,600)            521,900

Issuance of stock to
   outside directors                  81,600             100               56,000            --                     56,100

Net loss                            --                --                 --                 (1,670,300)         (1,670,300)
                                 -----------       ---------        -------------         ------------        ------------

Balance, May 31, 1997             10,237,694          10,200            6,375,400           (7,477,900)         (1,092,300)

Net income                          --                --                 --                  1,209,500           1,209,500
                                 ----------        --------         ------------          ------------        ------------

Balance, May 31, 1998             10,237,694       $  10,200        $   6,375,400         $ (6,268,400)       $    117,200
                                 ===========       =========        =============         ============        ============


Shareholders' Equity at May 31, 1998 does not include 65,000 shares currently issued but forfeitable if certain conditions are not met by the recipients.
However, the shares deemed to be outstanding on the accompanying Balance Sheet include the forfeitable shares.



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                        CRESTED CORP. AND AFFILIATE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended May 31,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                           ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $ 1,209,500    $(1,670,300)   $(1,168,900)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Depreciation, depletion, and amortization          214,600        183,600        252,400
        Equity in loss of affiliates                       372,200        807,900        357,900
        Provision for doubtful accounts                       --          574,600           --
        Non-cash compensation                                 --           76,300          1,600
        Gain on sale of assets                                (800)       (28,900)      (176,700)
        SMP settlement receivable                       (2,513,000)      (501,900)          --
        Abandonment of mineral claims                         --           71,500           --
        Net changes in:
           Accounts and notes receivable                  (369,300)      (457,900)       (34,500)
           Inventory and other                              21,900        (14,700)        21,700
           Accounts payable and accrued expenses           142,200        256,600       (629,100)
                                                       -----------    -----------    -----------
NET CASH USED IN
    OPERATING ACTIVITIES                                  (922,700)      (703,200)    (1,375,600)
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deferred GMMV purchase option                         2,000,000           --             --
   Reversal of deferred gain on sale of assets                --             --         (127,800)
   Decrease (increase) in long-term receivables            251,800       (668,400)       (73,900)
   (Investments in) proceeds from affiliates              (218,700)     1,891,400       (575,400)
   Purchases of property and equipment                    (707,200)       (64,500)      (127,100)
   Proceeds from sale of assets                              2,000         30,000        437,100
   Increase in other assets                                 (3,600)        (4,100)       (88,000)
                                                       -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                 1,324,300      1,184,400       (555,100)
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit, net                            --          (88,000)      (392,000)
   Payment on long-term debt                              (103,600)          --             --
   Increase in long-term debt                              153,900         28,200      2,421,500
   Net activity on long-term debt to affiliates            523,700       (436,900)       (70,600)
                                                       -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                    574,000       (496,700)     1,958,900
                                                       -----------    -----------    -----------


(continued)


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                        CRESTED CORP. AND AFFILIATE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (CONTINUED)

                                                                Year Ended May 31,
                                                      ------------------------------------
                                                          1998          1997       1996
                                                          ----          ----       ----
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                 975,600     (15,500)      28,200

CASH AND CASH EQUIVALENTS, Beginning of year               37,100      52,600       24,400
                                                      -----------   ---------    ---------

CASH AND CASH EQUIVALENTS, End of year                $ 1,012,700   $  37,100    $  52,600
                                                      ===========   =========    =========

SUPPLEMENTAL DISCLOSURES:

     Interest paid                                    $    27,400   $  30,900    $ 116,300
                                                      ===========   =========    =========

     Income taxes paid                                $      --     $    --      $    --
                                                      ===========   =========    =========

     Noncash investing and financing activities:

        Issuance of common stock to officers
           and directors for services rendered        $      --     $  63,600    $   1,600
                                                      ===========   =========    =========

        Exchange of affiliate shares for contingent
           stock purchase warrant                     $      --     $ 651,000    $    --
                                                      ===========   =========    =========

        Issuance of stock to outside directors        $      --     $  56,100    $    --
                                                      ===========   =========    =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998


A.      BUSINESS ORGANIZATION AND OPERATIONS:

        Crested Corp. (the "Company" or "Crested") was incorporated in the State of Colorado on September 18, 1970. It engages in the acquisition, exploration, sale and/or development of mineral properties, mining and marketing of minerals. Principal mineral interests are in uranium, gold and molybdenum. However, none are producing at the present time. The Company also holds various real properties used in commercial operations. Most of these activities are conducted through the joint venture discussed below and in Note B.

        The Company and U.S. Energy Corp. ("USE"), an approximate 52% shareholder of the Company (see Note J), are engaged in two ventures to develop certain uranium properties, one a joint venture with Kennecott Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second a partnership with Nukem, Inc. ("Nukem") through its wholly owned subsidiary Cycle Resource Investment Corporation ("CRIC") known as Sheep
Mountain Partners ("SMP"). In fiscal 1998, the Company and USE entered into an Agreement with Kennecott whereby they may purchase Kennecott's interest in the GMMV if certain conditions are met (see Note F). During fiscal 1991, the Company and USE formed USECC Gold Limited Liability Company ("USECC Gold"), and with Seine River Resources Inc. ("SRRI") operated Sutter Gold Venture ("SGV") to develop certain gold properties. USECC Gold acquired SRRI's remaining interest in SGV during fiscal 1994 and then owned 100% of SGV. During fiscal 1995, SGV was terminated when USE and Crested formed a new Wyoming corporation, Sutter Gold Mining Company, and exchanged their interests in USECC Gold for common stock of Sutter Gold Mining Company ("SGMC").

LIQUIDITY AND OPERATING LOSSES

        The Company has a significant working capital deficit which has been impacted by the litigation/arbitration with Nukem and CRIC, which is discussed in Note K. During fiscal 1998, the Company received $429,300 for a delivery made on an SMP contract. During the fourth quarter of fiscal 1998, a settlement agreement was reached whereby the Company and USE received $2,513,000 as partial payment of the monetary resolution of the American Arbitration Association's order and award for a portion of the SMP arbitration/litigation ("SMP litigation") that was finalized in fiscal 1998. For accounting purposes, the Company first applied the proceeds against their recorded investment with the remaining balance of $2,295,000, after cost recovery, being recognized as income and included in the accompanying Consolidated Statement of Operations. In November 1996, the Company and USE received $4,367,000 (of which one-half was attributable to the Company) as partial resolution of the monetary damages in the SMP arbitration/litigation. This amount was first applied to the Company's investment in SMP. After cost recovery, a total of $501,900 was recognized as income by the Company. Recovery of the Company's advances and improvement in its liquidity position are dependent on the ultimate outcome of this litigation/arbitration. This matter has also impacted the Company's ability to pay its obligations to its affiliates, primarily USE. As of May 31, 1998, the Company owes USE $6,547,100.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of Crested and affiliate (USECC Joint Venture ("USECC")) include the accounts of the Company and one-half of the account balances of USECC, a joint venture through which the Company and its controlling shareholder, USE, conduct the bulk of their operations. USECC has interests in uranium mining ventures (see Notes E and F), and owns real estate and other equipment (see Note D). USECC is owned equally by the Company and USE.

INVESTMENTS

        With the exception of SMP (see Notes F and K), investments in other joint ventures and 20% to 50% owned companies are accounted for by the equity method. The Company accounts for its 8% investment in USE using the equity method because the Company is controlled by USE. Investments in other companies of less than 20% are accounted for by the cost method, except for SGMC, which is accounted for under the equity method due to its status as a subsidiary of USE (see Note E). All material intercompany profits, transactions and balances have been eliminated.

INVENTORIES

        Inventories consist primarily of aviation fuel, associated aircraft parts, mining supplies, stockpiled uranium and gold ore stockpiles. Retail inventories are stated using the average cost method. Other inventory is stated at the lower of cost or market.


CASH EQUIVALENTS

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

PROPERTIES AND EQUIPMENT

        Land, buildings, improvements and other equipment are carried at cost.

        Depreciation of buildings, improvements, aircraft and other equipment is provided principally by the straight-line method over estimated useful lives ranging from three to 45 years.

        The Company capitalizes all costs incidental to the acquisition and development of mineral properties as incurred. Mineral exploration costs are expensed as incurred. The costs of mine development are deferred until production begins as these costs will be recovered through future mining operations. Once commercial production begins, mine development costs will be amortized using the units-of-production method over the estimated useful life of the ore-body. Costs are charged to operations if the Company determines that an ore body is no longer economic. Costs and expenses related to general corporate overhead are expensed as incurred.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

        The Company and USE have acquired substantial mining property assets and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these assets are owned by various ventures in which the Company is either a partner or venturer. The market value of these assets and most of the reclamation and environmental liabilities associated with them are not reflected in the accompanying consolidated balance sheets (see Note K).

LONG-LIVED ASSETS

        The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis or the fair value is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis or the fair value of the asset to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates or fair values may have a material effect on the Company's financial position and results of operations. A low commodity price market, if sustained for an extended period of time, may result in asset impairment. As of May 31, 1998, management believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The recorded amounts for short-term and long-term debt, receivables, other current assets, and accounts payable and accrued expenses approximate fair value.

REVENUE RECOGNITION

        Advance royalties which are payable only from future production or which are non-refundable are recognized as revenue when received (see Note F). Non-refundable option deposits are recognized as revenue when the option expires.

        Revenues from uranium sales are recognized upon delivery. Revenues are recognized from the rental of certain assets ratably over the related lease terms. Revenues from commercial operations, which represents primarily real estate activity, and an airport fixed base operation, are recognized as goods and services are delivered.

INCOME TAXES

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.

        SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced,

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

NET INCOME (LOSS) PER SHARE

        In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share," ("SFAS 128") was issued and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share." Adoption of SFAS 128 required restatement of 1996 earnings per share as forfeitable shares were included in the calculation of primary earnings per share. For the year ended May 31, 1996, the loss per share was $.11 prior to restatement.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June, 1997, SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") was issued and establishes standards for reporting and displaying comprehensive income and its components in the financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company will adopt SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of fiscal 1999. Management does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

        In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued and establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and will be adopted in fiscal 1999. Reporting and disclosures under SFAS 131 are not expected to be materially different than those disclosures in Note I.

        In February 1998, SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132") was issued and standardizes disclosure requirements for pension and other post retirement benefit plans. Adoption of this standard is required for fiscal years beginning after December 15, 1997, and restatement of prior period comparative disclosures is required. The Company will adopt SFAS 132 in fiscal 1999. The adoption of SFAS 132 is not expected to have a material effect on prior period amounts.

USE OF ESTIMATES

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

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

RECLASSIFICATIONS

        Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

C.      RELATED-PARTY TRANSACTIONS:

        The Company does not have employees, but utilizes USE's employees and pays for one-half of the costs under the USECC Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. In fiscal 1998, 1997 and 1996, the Board of Directors of USE contributed 49,470, 24,069 and 10,089 shares of USE stock to the ESOP at prices of $6.57, $8.87 and $8.65 per share, respectively. The Company is responsible for one-half of the value of these contributions or $162,300, $106,800 and $43,700 in fiscal 1998, 1997 and 1996, respectively.

        As of May 31, 1998, the Company had notes receivable due from certain officers, employees and related parties of the Company and USE totaling $94,543 which bear interest at 10% per annum and are due in November 1998. The Company also has advances to affiliates of $803,858.

        The Company and USE provide management and administrative services for affiliates under the terms of various management agreements. Revenues from these services provided by the Company were $552,775, $329,900 and $116,500 in fiscal 1998, 1997 and 1996, respectively.

        On May 15, 1997, the Company and USE entered into a convertible promissory note with Yellow Stone Fuels Corp. ("YSFC"). The Company and USE each own 12.7% of YSFC. The convertible note bears interest at 10% and is due on December 31, 1998. YSFC can, at its option, either repay the debt with cash or its common stock. However, if YSFC defaults in paying the note on December 31, 1998, the note is convertible into a number of shares which will give USE and Crested a combined 51% ownership interest in YSFC.

D.      USECC JOINT VENTURE:

        USECC operates the Glen L. Larsen office complex; an aircraft hangar with a fixed base operation and office space; certain aircraft; holds interests in various minerals operations including SMP and the GMMV; and transacts all operating and payroll expenses, except for specific expenses which are allocated directly to each venturer. In addition, through April 1996 USECC operated Wind River Estates ("Wind River"), a 100 unit mobile home park. During 1996, USECC sold Wind River (which had a net book value of approximately $512,700) and recognized a gain of $252,600 on this sale of which 50%, or $126,300, was Crested's portion.

        The joint venture agreement also provides for the allocation of certain operating expenses to other affiliates. Condensed financial information of USECC, which is 50% proportionately consolidated by the Company, follows:

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

                        CONDENSED BALANCE SHEETS - USECC

                                                       May 31,
                                        --------------------------------
                                             1998                1997
                                             ----                ----
    Current assets                      $  9,098,700         $ 1,468,100
    Properties and equipment               9,248,800           7,858,300
    Mineral properties                        28,500              27,900
    Accumulated depreciation              (4,031,600)         (3,623,600)
    Other long-term assets                 2,095,000           2,583,500
                                        ------------         -----------
                                        $ 16,439,400         $ 8,314,200
                                        =============        ===========

    Current liabilities                 $  1,474,900         $ 1,139,400
    Reclamation liability                  1,451,900           1,451,900
    Other liabilities                         84,300              31,500
    Deferred income                        4,000,000           --
    Venturers' capital                     9,428,300           5,691,400
                                        ------------         -----------
                                        $ 16,439,400         $ 8,314,200
                                        ============         ===========

                          CONDENSED STATEMENTS OF OPERATIONS - USECC

                                               Year Ended May 31,
                                -----------------------------------------------
                                     1998             1997             1996
                                     ----             ----             ----
    Revenues                    $  8,778,200     $  3,043,600     $  4,855,500
    Costs and expenses            (6,164,300)      (3,963,500)      (6,789,300)
                                ------------     ------------     ------------
    Net income (loss)           $  2,613,900     $   (919,900)    $ (1,933,800)
                                ============     ============     ============

E.      INVESTMENTS IN AFFILIATES:

        The Company's investments in affiliates are as follows:

                                               Carrying Value at May 31,
                                       -----------------------------------------
                                       Ownership         1998            1997
                                       ---------         ----            ----
     Equity Method Investments:
        GMMV                               25%       $  116,300      $  116,300
        SGMC                              3.2%          403,600         417,800
        ENERGX Ltd.                        45%           62,900          62,900
        YSFC                             12.7%         (192,200)       (122,400)
        USE (Note B)                        8%        1,243,600       1,316,700
        Others                         various            9,100           5,500
                                                     ----------      ----------
                                                     $1,643,300      $1,796,800
                                                     ==========      ==========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

     Equity in income (loss) from investments accounted for by the equity method is as follows:

                                          Year Ended May 31,
                             -----------------------------------------
                                  1998          1997            1996
                                  ----          ----            ----

    YSFC                     $ (69,300)     $ (122,400)     $  --
    GMMV                       --              --              --
    SGMC                       (13,000)       (121,800)        (39,700)
    ENERGX, LTD.               --              (27,400)       (180,400)
    USE                        (73,100)       (271,400)         73,500
                             ---------      ----------      ----------
                             $(155,400)     $ (543,000)     $ (146,600)
                             =========      ==========      ==========

        There are currently litigation and arbitration proceedings with the Company's partner in the SMP partnership, as discussed further in Note K.

                       CONDENSED COMBINED BALANCE SHEETS:
                                EQUITY INVESTEES

                                                  1998               1997
                                                  ----               ----
Current assets                              $  18,434,400       $  10,155,700
Non-current assets                            118,550,300         104,447,100
                                            -------------       -------------
                                            $ 136,984,700       $ 114,602,800
                                            =============       =============

Current liabilities                         $   9,351,900       $   1,993,800
Reclamation and other liabilities              61,281,400          45,692,700
Excess in assets                               66,351,400          66,916,300
                                            -------------       -------------
                                            $ 136,984,700       $ 114,602,800
                                            =============       =============

                         CONDENSED COMBINED STATEMENTS OF OPERATIONS:
                                       EQUITY INVESTEES

                                 1998                1997               1996
                                 ----                ----               ----
Revenues                     $ 11,695,900       $  5,766,000       $  9,053,100
Discontinued operations         --                  --                2,604,600
Costs and expenses            (13,273,900)       (12,213,500)       (12,685,600)
                             ------------       ------------       ------------
Net loss                     $ (1,578,000)      $ (6,447,500)      $ (1,027,900)
                             ============       ============       ============

        SMP entered into various market related and base price escalated uranium sales contracts with certain utilities which require approximately 1,500,000 pounds of uranium concentrates to be delivered from 1997 through 2000 depending on utility requirements. These contracts also allow for the quantities to be substantially increased by the utilities. As discussed in Note K, SMP has been the subject of significant litigation and arbitration proceedings between the SMP partners since 1991, portions of which are currently still in progress. Pending the resolution of the remaining proceedings, the partners in SMP agreed to fulfill certain of the SMP's uranium sales contracts outside of the partnership by each partner delivering a mutually- agreed portion of the delivery commitments on an individual basis. In 1998 and 1996, deliveries under this

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

arrangement resulted in revenues to the Company of $429,300 and $1,383,400, respectively (no such revenues were recognized in 1997). Revenues from these transactions have been included in the accompanying Consolidated Statements of Operations as Mineral revenues, which would normally have been sales of SMP.

        Due to the litigation and arbitration proceedings, audited financial statements for SMP are not obtainable. Accordingly, the Company has recorded only its direct investment in, and results of operations from the partnership. The Company had no carrying value of its investment in SMP for either 1998 or 1997. The Company's direct loss generated from its investment in SMP was $(216,800), $(264,900) and $(211,300) for the years ended May 31, 1998, 1997 and
1996, respectively. No amounts attributable to SMP are included in the Condensed Combined Balance Sheets or Condensed Combined Statements of Operations of the Company's equity investees presented above.

F.      MINERAL TRANSACTIONS AND MINING PROPERTIES:

GMMV

        During fiscal 1990, the Company and USE entered into an agreement with Kennecott, a wholly-owned, indirect subsidiary of The RTZ Corporation PLC, for Kennecott to acquire a 50% interest in certain uranium mineral properties in Wyoming known as the Green Mountain Properties. The purchase price was $15,000,000 and a commitment to fund the first $50 million of development and operating costs. Kennecott committed to fund 100% of the first $50 million of capital contributions to the GMMV. Kennecott also committed to pay additional amounts if certain future operating margins were achieved. USE and USECC participate in cash flows of the GMMV in accordance with their ownership of the mining claims prior to the formation of the GMMV.

        On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. Kennecott paid USE and USECC $4,000,000 on signing, and committed to loan the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational.

        Pursuant to the Acquisition Agreement, the Mineral Lease, and the Mill Contract, USECC is to develop the proposed Jackpot Mine and nearby Big Eagle Mine, and work with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work will be funded from the $16,000,000 being loaned to the GMMV by Kennecott. Kennecott will be entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 loaned by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement. It is anticipated that such credits will fully satisfy the balance of Kennecott's initial funding commitment to the GMMV.

        Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000; (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 Note and the Mortgage) from and after the closing. Under very limited circumstances, the scheduled closing date may be postponed to not later than October 30, 1998.

        USECC satisfied the terms of the Acquisition Agreement to the point that the $4,000,000 signing payment paid by Kennecott is nonrefundable and will serve to reduce USE's and Crested's ultimate $15,000,000 purchase obligation. If the acquisition is unsuccessful, the signing payment will be applied against any future reimbursable costs and contributions due the GMMV. After such costs and remaining obligations are satisfied, the remainder, if any, will be recognized as income.

        In 1996, the U.S. Government adopted the "USEC Privatization Act of 1996" to privatize the U.S. Enrichment Corp. In July 1998, in a filing with the U.S. Securities and Exchange Commission, USEC Inc. ("USEC") disclosed its planned sale of significant quantities of uranium in the U.S. marketplace. Accordingly, forecasted demand for uranium and forecasted uranium sales prices have decreased in the short-term. As a result, in July 1998, GMMV halted development activities at the Jackpot Mine on July 31, 1998 and has placed the facility on active standby. This action required the layoff of mine workers. Due to the uncertainty of the uranium market it is not known when the mine will operate again or if USECC will be able to conclude the financing necessary to buy Kennecott's interest.

        If the Acquisition Agreement is not closed, USE, USECC and Kennecott shall continue to own their respective 50% interests in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the 50% interest in GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 advance will have benefitted all parties to the GMMV and will fully satisfy Kennecott's original $50,000,000 funding obligation to GMMV.

SMP

        During fiscal 1989, USE and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past seven years. See Notes E and K for a description of the investment and a discussion of the related litigation/arbitration.

CYPRUS AMAX

        During prior years, the Company and USE conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX and its successor Cyprus Amax Minerals, Inc. ("Cyprus Amax") have not placed the properties into production as of May 31, 1998.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

        Cyprus Amax now pays the Company and USE an annual advance royalty of 50,000 pounds of molybdenum (or its cash equivalent). Cyprus Amax is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $105,500, $103,600 and $-0- of revenue from the advance royalty payments in fiscal 1998, 1997, and 1996, respectively.

        Cyprus Amax may elect to return the properties to the Company and USE, which would cancel the advance royalty obligation. If Cyprus Amax formally decides to place the properties into production, it will pay $2,000,000 to the Company and USE. If Cyprus Amax sells the properties, the Company and USE will receive 15% of the first $25 million received by Cyprus Amax.

        The Company and USE also held an option to purchase certain real estate located in Gunnison, Colorado owned by Cyprus Amax. During fiscal 1995, USE and Crested reached an agreement with Cyprus Amax whereby USE and Crested would forego six quarters of advance royalties as payment of this option exercise price. Accordingly, USE and Crested received no advance royalties during 1996 as a result of this agreement. Thereafter, USE (together with Crested) signed two option agreements with Pangolin Corporation ("Pangolin"), a Park City, Utah developer, for sale of the land owned in Gunnison County, Colorado. Pangolin made a cash payment and signed promissory notes for the purchase of the properties. As of May 31, 1998, the promissory notes were in default and are adequately reserved for. USECC is endeavoring to resolve the default and filed a legal action to protect its interest (see Note K).

SGMC

        Sutter Gold Mining Company ("SGMC") was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

        SGMC is in the development stage and additional development is required prior to the commencement of commercial production. SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine development costs since inception have been capitalized. Since test production in 1992, SGMC has focused its efforts on obtaining a reserve study, developing a mine plan and pursuing a partner to assist in the financing of its mineral development and ultimate production. As of May 31, 1998, due to the decline in the spot price for gold, SGMC has put the development of the mine on hold. Until the time when development begins, SGMC does not expect to require capital contributions from USE, Crested or other sources of financing to maintain its current activities. SGMC will continue to be considered in the development stage until the time it generates significant revenue from its principal operations.

        During the first and second quarters of fiscal 1997, SGMC sold shares of its common stock in a private placement. These shares were sold for $3.00 per share. SGMC received approximately $1,100,000 in net proceeds from this equity placement. During the fourth quarter of fiscal 1997, an additional offering of shares of SGMC's special warrant units was completed and raised approximately $5,400,000 in net cash proceeds. Each special warrant unit is convertible into one share of SGMC common stock for no additional compensation and one stock purchase warrant. The warrant allows the holder to purchase an additional share of SGMC common stock for CDN$6.00. The warrant expires in November 1998. At the underwriter's request, the initial investors (including USE and Crested) agreed to have the amount of their common shares

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

owned reduced by 50 percent. The investors in the $3.00 per share private placement discussed above were not affected as those shares were sold in contemplation of the 1 for 2 reverse split.

        In connection with the second offering, the Company and USE accepted a Stock Purchase Warrant dated March 21, 1997 which provides the Company and USE the right to acquire, for no additional consideration, common shares of SGMC's $.001 par value common stock having an aggregate value of $10,000,000 (US). The Stock Purchase Warrant has a term of ten years extending to March 21, 2007, and is exercisable partially or in total, semi-annually beginning on June 30, 1997. However, the Stock Purchase Warrant is only exercisable to the extent proven and probable ore reserves, as defined in the Stock Purchase Warrant, in excess of 300,000 ounces are added to SGMC's reserves. In addition, SGMC has the right to satisfy the exercise of all or any portion of the Stock Purchase Warrant with the net cash flows, as defined, at $25.00 (US) for each new ounce of proven and probable ore in excess of 300,000 ounces up to a maximum of 700,000 ounces. Accordingly, the Company has allocated the carrying value of SGMC shares exchanged for the Contingent Stock Purchase Warrant to its investment in such contingent warrants. The Stock Purchase Warrant benefits the Company and USE on the basis of 11.1% and 88.9%, respectively.

PLATEAU RESOURCES LIMITED

        During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary Canyon Homesteads, Inc. in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At May 31, 1998, Plateau had a cash security in the amount of $7,270,408 to cover reclamation of the properties (see Note K). Although the Company has no ownership in Plateau, Directors of the Company and USE have agreed to divide equally a portion of certain reclamation obligations above a defined amount, and will share in a portion of cash flows derived from operations.

        USECC is currently evaluating the best utilization of Plateau's assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to the current depressed uranium market. Alternative uses of the properties are also being evaluated.

ENERGX, LTD.

        Energx is engaged in the exploration, development and operation of natural gas properties. Energx currently has leased properties in Wyoming and on the Fort Peck Indian Reservation, Montana. Energx is owned by USE (45%), Crested (45%) and the Assiniboine and Sioux Tribes (10%).

        During fiscal 1997 and 1996,  Energx abandoned certain of its leases and
as  a  result  wrote  off  $164,500  and  $328,700,   respectively,  of  related
capitalized costs.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

G.  DEBT:

        The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit bears interest at a variable rate (10.25% as of May 31, 1998). The weighted average interest rate for 1998 and 1997 was 10.25%. No amounts were outstanding under this facility at May 31, 1998 or 1997. This line of credit is secured by a share of the net proceeds of fees from production of oil wells and certain assets of USECC.

        Debt of the Company consists primarily of a note to USE bearing interest at 6% per annum due on October 1, 1999. The debt is primarily due to USE for funding all of the operations of USECC of which 50% is the responsibility of the Company. All debt is classified as current as of May 31, 1998 and 1997 as a result of USE's unilateral ability to modify the repayment terms under the promissory note agreement. The Company signed a two year promissory note as of May 31, 1997 to USE for the full amount of its indebtedness reserving the right to pay all or part of the note through the issuance of Crested common stock.

                                                             May 31,
                                                 ------------------------------
                                                     1998                1997
                                                     ----                ----
    Notes payable - USE, 6% interest
        balance payable  in full on
        demand (see Note A)                      $   6,547,100      $ 6,023,400
    Note payable to bank, 8.75% interest,
        balance due July 1, 1999                        78,500           28,200
                                                 -------------      -----------
           Total                                 $   6,625,600      $ 6,051,600
    Less - current portion                           6,583,500        6,035,800
                                                 -------------      -----------
                                                 $      42,100      $    15,800
                                                 =============      ===========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

H.      INCOME TAXES:

        The components of deferred taxes as of May 31, 1998 and 1997 are as follows:

                                                       May 31,
                                            --------------------------
                                                1998          1997
                                                ----          ----
Deferred tax assets:
    Deferred compensation                   $    50,000    $    86,300
    Deferred gains                              106,100        476,200
    Litigation settlements                      135,700        179,300
    Net operating loss carryforwards          3,126,100      3,814,200
    Tax credits                                   9,000         83,000
Capital loss carryforwards                    1,013,000           --
                                            -----------    -----------
Total deferred tax assets                     4,439,900      4,639,000

Deferred tax liabilities:
    Book basis in excess of tax                    --         (309,600)
    Development and exploration costs           (48,800)       (42,700)
                                            -----------    -----------
Total deferred tax liabilities                  (48,800)      (352,300)
                                            -----------    -----------

Net deferred tax assets - all non-current     4,391,100      4,286,700

Valuation Allowance                          (4,391,100)    (4,286,700)
                                            -----------    -----------

Net deferred tax asset                      $      --      $      --
                                            ===========    ===========

        At May 31, 1998, the Company had available, for federal income tax purposes, net operating loss carryforwards of approximately $9,200,000 which expire in 2006 through 2012. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company's ability to generate future taxable income to utilize the NOL carryforwards.

        For fiscal years 1998, 1997 and 1996, the Company incurred losses for both book and tax purposes. The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

                                                  Year Ended May 31,
                                        ------------------------------------
                                           1998          1997        1996
                                           ----          ----        ----
Expected federal income tax
    provision (benefit)                 $ 450,800    $(453,700)   $(397,400)
Tax basis not previously
    recognized and other                 (555,200)     (52,600)    (204,500)
Valuation allowance                       104,400      506,300      601,900
                                        ---------    ---------    ---------
Income taxes                            $    --      $    --      $    --

                                        =========    =========    =========

        There were no taxes payable as of May 31, 1998, 1997 or 1996.

        The Internal Revenue Service ("IRS") is currently auditing the Company's and USECC's tax returns for the fiscal years ended May 31, 1996 and 1995. The audit is not completed as of the date of the accompanying financial statements. However, the Company does not expect that the resolution of the audits will have a material effect on the Company's financial position or results of operations.

I.      SEGMENTS AND MAJOR CUSTOMERS:

        The Company's primary business activities include the sales of minerals and the acquisition exploration, holding, development and sale of mineral bearing properties. No properties are currently producing. The second reportable industry segment is commercial operations, primarily real estate activities and the operations of an airport fixed base operation located in Riverton, Wyoming. The following is information related to industry segments:

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

                                                              Year Ended May 31, 1998
                                                   --------------------------------------------
                                                                   Commercial
                                                     Minerals      Operations      Consolidated
                                                     --------      ----------      ------------

Revenues                                           $  534,800      $  880,900      $  1,415,700
                                                   ==========      ==========
Interest and other revenues                                                           3,244,200
                                                                                   ------------
    Total revenues                                                                 $  4,659,900
                                                                                   ============

Operating (loss) income                            $ (297,600)     $   66,800      $   (230,800)
                                                   ==========      ==========
Interest and other revenues                                                           3,244,200
General corporate and other expenses                                                 (1,431,700)
Equity loss in affiliates                                                              (255,800)
                                                                                   ------------
    Income before income taxes                                                     $  1,325,900
                                                                                   ============

Identifiable net assets at May 31, 1998            $   14,200      $2,648,600      $  2,662,800
                                                   ==========      ==========
Investments in affiliates                                                             1,799,300
Corporate assets                                                                      5,905,300
                                                                                   ------------
    Total assets at May 31, 1998                                                   $ 10,367,400
                                                                                   ============

Capital expenditures                               $  587,500      $  119,700
                                                   ==========      ==========
Depreciation, depletion and
    amortization                                   $  118,700      $   95,900

                                                   ==========      ==========

                                  CRESTED CORP. AND AFFILIATE

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         MAY 31, 1998
                                          (CONTINUED)

                                                              Year Ended May 31, 1997
                                                   --------------------------------------------
                                                                   Commercial
                                                     Minerals      Operations      Consolidated
                                                     --------      ----------      ------------

Revenues                                           $  103,600      $  488,300       $   591,900
                                                    =========      ==========
Interest and other revenues                                                           1,111,600
                                                                                    -----------
    Total revenues                                                                  $ 1,703,500
                                                                                    ===========

Operating loss                                     $ (317,900)     $ (385,200)      $  (703,100)
                                                   ==========      ==========
Interest and other revenues                                                           1,111,600
General corporate and other expenses                                                 (1,270,900)
Equity loss in affiliates                                                              (807,900)
                                                                                    -----------
    Loss before income taxes                                                        $(1,670,300)

Identifiable net assets at May 31, 1996            $   24,600      $2,139,000         2,163,600
                                                   ==========      ==========
Investments in affiliates                                                             1,796,800
Corporate assets                                                                      2,325,300
                                                                                    -----------
    Total assets at May 31, 1996                                                    $ 6,285,700
                                                                                    ===========

Capital expenditures                               $   --          $   64,500
                                                   ==========      ==========
Depreciation, depletion and
    amortization                                   $   --          $  184,900
                                                   ==========      ==========

                                  CRESTED CORP. AND AFFILIATE

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         MAY 31, 1998
                                          (CONTINUED)

                                                              Year Ended May 31, 1996
                                                   --------------------------------------------
                                                                   Commercial
                                                     Minerals      Operations      Consolidated
                                                     --------      ----------      ------------

Revenues                                           $1,558,400      $  409,000      $  1,967,400
                                                   ==========      ==========
Interest and other revenues                                                             541,800
                                                                                   ------------
    Total revenues                                                                 $  2,509,200
                                                                                   ============

Operating loss                                     $ (227,700)     $ (397,900)     $   (625,600)
                                                   ==========      ==========
Interest and other revenues                                                             541,800
General corporate and other expenses                                                   (727,200)
Equity loss in affiliates                                                              (357,900)
                                                                                   ------------
    Loss before income taxes                                                       $ (1,168,900)
                                                                                   ============

Identifiable net assets at May 31, 1995            $    96,100     $2,294,900      $  2,391,000
                                                   ===========     ==========
Investments in affiliates                                                             4,344,700
Corporate assets                                                                      1,396,800
                                                                                   ------------
    Total assets at May 31, 1995                                                   $  8,132,500
                                                                                   ============

Capital expenditures                               $   --          $  127,100
                                                   ===========     ==========
Depreciation, depletion and
    amortization                                   $    --         $  249,100
                                                   ===========     ==========

        Sales of uranium accounted for 80% and 89% of mineral revenue for the years ended May 31, 1998 and 1996. There were no mineral sales in fiscal 1997.

        Commercial revenues in the statements of operations consist of mining equipment, office and other real property rentals, charter flights and fuel sales.

J.      SHAREHOLDERS' EQUITY:

        The Boards of Directors of both the Company and USE, from time to time, issued stock bonuses to certain directors, employees and third parties. These shares are forfeitable to the Company and USE until earned. The Company is responsible for one-half of the compensation expense related to these issuances (see Note C). For the years ending May 31, 1998, 1997 and 1996 the Company recognized compensation expense of $27,300, $76,300 and $59,800, respectively, resulting from these issuances. A schedule of forfeitable shares for both Crested and USE is set forth in the following table:

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

         Issue                        Number          Issue            Total
         Date                        of Shares        Price        Compensation
         ----                        ---------        -----        ------------

        June 1990                     25,000          $1.0625         $26,562
        December 1990                  7,500            .50             3,750
        January 1993                   6,500            .22             1,430
        January 1994                   6,500            .28             1,828
        January 1995                   6,500            .19             1,230
        January 1996                   5,000            .3125           1,600
        January 1997                   8,000            .9375           7,500
                                     =======                         ========
        Balance at
          May 31, 1998 and 1997       65,000                          $43,900
                                      ======                          =======

        No shares were earned in fiscal 1998 or 1997. Also included in the forfeitable common stock are 15,000 shares to directors which are vesting at 20% per year beginning in November 1992, of which 9,000 are earned but not released as of May 31, 1997.

K.      COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

        ARBITRATION/LITIGATION PROCEEDINGS CONCERNING SMP. In June 1991, Nukem's wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC") instituted arbitration proceedings against the Company and Crested. CRIC claimed that the Company and USE violated the Sheep Mountain Partners ("SMP") partnership agreement. On July 3, 1991, the Company and USE, through USECC, filed a civil action in the U. S. District Court of Colorado against Nukem, CRIC and their affiliates, alleging Nukem/CRIC fraudulently misrepresented facts and concealed information from the Company and USE to induce their entry into the agreements forming the SMP partnership and sought rescission, damages and other relief. Certain of Nukem's affiliates (excluding CRIC) were thereafter dismissed from the lawsuit. The U. S. District Court granted the motion of the Company and USE to stay the above arbitration initiated by CRIC.

        On September 16, 1991, USECC filed another civil action in the Denver District Court against SMP seeking reimbursement of $85,000 per month since the spring of 1991 for the care and maintenance of the SMP underground uranium mines and properties. On May 11, 1993, the Denver District Court stayed all proceedings in state court until the case in the U.S. District Court for Colorado case was resolved. Thereafter in February 1994, USECC, Nukem and CRIC, agreed that the majority of the litigation subsequent to the formation of SMP on December 21, 1988, would be handled through consensual arbitration before a three member panel of the American Arbitration Association (the "Panel"). The arbitration hearing consumed 73 hearing days commencing on June 27, 1994 and concluded on May 31, 1995. The Panel entered its Order and Award on April 18, 1996. Nukem filed two motions with the district court indicating there was a material miscalculation and a double recovery. The District Court remanded the matter to the Arbitration Panel to consider Nukem's motions. On July 3, 1996, the Panel found there was no double recovery and approved the Order and Award, which awarded Crested and USE $12,500,000 and Nukem/CRIC $7,100,000 through March 31, 1996. On November 4, 1996 the United States District Court issued a Judgment and Order confirming the Panel's Order and Award.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

        In November 1996, USE and Crested received $4,300,000 from the SMP escrow bank accounts as partial payment of the monetary award of the Panel. This $4,300,000 was accounted for under the cost recovery method of accounting, wherein it was applied to outstanding amounts due USECC and USE and the balance of $1,003,800 was recognized as income. Nukem/CRIC filed a motion asking for limited remand and on June 27, 1997 the Federal Court reviewed the motion and issued a Second Amended Judgment which confirmed the monetary award of the Panel and clarified the equitable damages due USECC from Nukem/CRIC. Nukem filed a notice of appeal with the Tenth Circuit Court of Appeals and posted a $8,613,600 supersedeas bond on the monetary portion of the Award. Nukem's appeal is based on two issues, the District Court erred in confirming the double recovery finding in the Panel's Order and Award and that the Order placing Nukem's uranium purchase contracts with the CIS republics in constructive trust with SMP. During the fourth quarter of fiscal 1998, a settlement agreement was reached whereby U.S. Energy and Crested received $5,024,000 as a partial settlement and, in addition, USECC received the Sheep Mountain Uranium Mines and certain other properties from SMP and one uranium delivery contract along with a 50% interest in a uranium supply contract. This settlement does not in any way affect issues presently on appeal and pending before the 10th Circuit Court of Appeal ("CCA"). A hearing is currently scheduled before a three judge panel on September 24, 1998 in Oklahoma City, Oklahoma.

        ILLINOIS POWER. Illinois Power Company ("IPC"), one of the utilities with whom SMP has a long-term uranium supply contract, unilaterally sought to terminate the contract on October 28, 1993 and filed suit in the U.S. Federal District Court, Danville, Illinois, against the Company, Crested, et al. seeking a declaratory judgment that IPC's contract with SMP was void. After various negotiating sessions the parties reached agreement in June 1995 to settle the case by entering into an amendment to the original supply contract to provide for 3 deliveries totaling 486,443 lbs. U3O8. The final delivery was made in May 1997. On June 13, 1997, USE and Crested received $838,500 as a distribution of profits from the final delivery under this SMP contract.

PARADOR MINING COMPANY, INC. ("PARADOR")

        On July 30, 1991, Bond Gold Bullfrog, Inc. ("BGBI") filed Civil Action No. 11877 in the District Court of the Fifth Judicial District, Nye County, Nevada naming USE, Crested, Parador and H.B. Layne Contractor, Inc. as defendants. The complaint primarily concerns extra lateral rights associated with two patented lode mining claims (the "Claims") owned by Parador which were initially leased to a predecessor of BGBI and subsequently, the residuals of that lease were assigned and leased by Parador to USE and Crested. A bifurcated trial was held on December 11-12, 1995 before the District Court for the Fifth Judicial District for the State of Nevada, County of Nye, at which time the parties presented evidence relative to the issue of extra lateral rights. Other claims between the parties were bifurcated by the Court and were not at issue at the trial. On December 26, 1995, the district court issued a ruling denying apex rights and extra lateral royalties to Parador, the Company and USE. The partial trial did not address the other issues pending in the litigation but limited the trial to those issues required to decide the question of extra lateral rights. All other remaining claims and counterclaims were considered by the Court on January 26-28, 1998 in a bench trial and the Court entered judgment against the plaintiff and the defendants on their claims. BGBI, USECC and Parador appealed this judgment to the Nevada Supreme Court. On June 23, 1998, a mandatory Settlement Conference was held in Reno, NV but no settlement was achieved. The Settlement Mediator referred the case to the Nevada Supreme Court for an expedited hearing and the appeal is currently pending.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

        TICABOO TOWNSITE LITIGATION. In fiscal 1998, the prior contract operator of the restaurant and lounge and two of its employees who operated the motel and convenience store at Ticaboo (owned by Canyon Homesteads, Inc.) sued USE, Crested and Plateau Resources Ltd., et al in Utah State Court. After a five day trial, the jury found against the two plaintiff employees but found for the third plaintiff and a judgment was entered for $153,371 in damages against USE, which was recorded in fiscal 1998. USE intends to vigorously appeal the award.

        DEPARTMENT OF ENERGY LITIGATION. On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, YSFC) and the Uranium Producers of America, a trade organization, filed a complaint against the United States Department of Energy (the "DOE") and the acting secretary in a lawsuit (file no. 98 CV 1775) in the U.S. District Court, Cheyenne, Wyoming. The complaint seeks declaratory judgment and injunctive relief. The plaintiffs allege that the DOE violated the USEC Privatization Act of 1996, when the DOE transferred 45 metric tons of low enriched uranium and 3,800 metric tons of natural uranium to the United States Enrichment Corp. ("USEC") in May 1998.

        The  plaintiffs  have asked the Court among other claims to declare that
(i) the DOE violated its statutory authority by transferring uranium to USEC in excess of statutory limits on volume; (ii) the excess amounts were not sold by the DOE to USEC for fair value, as required by the Act, and mandated findings by the DOE concerning possible adverse impacts were not supported in fact; and
(iii) the DOE be enjoined from future transfers in violation of the Act. The defendants have not yet responded to the complaint.

CONTOUR DEVELOPMENT LITIGATION

        On July 28, 1998, USE filed a lawsuit in the U.S. District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (collectively, "Contour") seeking compensatory and consequential damages from the defendants for dealings in certain real estate. Specifically, USE alleges that Contour has breached contracts for the sale of the Gunnison properties of USE and Crested, and is in default on the contracts and promissory notes delivered to pay for the Gunnison properties.

        As of the filing date of this Report, Contour and the other defendants have not filed an answer to the complaint but negotiations are underway to settle the issues.

RECLAMATION AND ENVIRONMENTAL LIABILITIES

        Most of the Company's mine development, exploration and operating activities are subject to federal and state regulations that require the Company to protect the environment. The Company attempts to conduct its mining operations in accordance with these regulations, but the rules are continually changing and generally becoming more restrictive. Consequently, the Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's reclamation, environmental and decommissioning

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

liabilities, and the Company believes its recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company would be adversely affected. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded. The Company has not disposed of any properties for which it has a commitment or is liable for any known environmental liabilities.

        The majority of the Company's environmental obligations relate to former mining properties acquired by the Company. Since the Company currently does not have properties in production, the Company's policy of providing for future reclamation and mine closure costs on a unit-of-production basis has not resulted in any significant annual expenditures or costs. For the obligations recorded on acquired properties, including site-restoration, closure and monitoring costs, actual expenditures for reclamation will occur over several years, and since these properties are all considered future production properties, those expenditures, particularly the closure costs, may not be incurred for many years. The Company also does not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, the near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

        As of May 31, 1998 and 1997, the Company has recorded estimated reclamation obligations, including standby costs, of $725,900 which is included in Reclamation and Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. In addition, the GMMV, in which the Company is a 50% owner, has recorded a $23,620,000 liability for future reclamation and closure costs. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

        The Company currently has four mineral properties or investments that account for most of its environmental obligations, SMP, GMMV, Plateau and SGMC. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

SMP

        The Company and USE are responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Crooks Gap properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 1998 and the balance in the reclamation liability account at May 31, 1998 ($725,900 or 50% of which is recorded in the accompanying balance sheet) is believed by management to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company and USE self bonded this obligation by mortgaging certain of their real estate assets and by holding certificates of deposits. A portion of the funds for the reclamation of SMP's properties will be provided by a sinking fund of up to $.50 per pound of uranium for reclamation work as the uranium is produced from the properties.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

GMMV

        During fiscal 1991, the Company and USE acquired developed mineral properties on Green Mountain known as the Big Eagle Property. In connection with that acquisition, the Company and USE agreed to assume reclamation and other environmental liabilities associated with the property. Reclamation obligations imposed by regulatory authorities were established at $7,300,000 at the time of acquisition. Immediately after the acquisition, the Company and USE transferred a one-half interest to Kennecott, with Kennecott, the Company and USE contributing the Big Eagle properties to GMMV, which assumed the reclamation and other environmental liabilities. Kennecott holds a commercial bank letter of credit as security for the performance of the reclamation obligations for the benefit of GMMV.

        During fiscal 1993, GMMV entered into an agreement to acquire the Sweetwater uranium mill and related properties from UNOCAL. GMMV's consideration for the acquisition of the Sweetwater Mill Property was the assumption of all environmental liabilities and reclamation bonding obligations. The environmental obligations of GMMV are guaranteed by Kennecott. However, UNOCAL also agreed that if GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001 (which liabilities are not due solely to the operations of GMMV), UNOCAL will reimburse GMMV for the first $8,000,000 of such expenditures. Any reimbursement may be recovered by UNOCAL from 20% of future cash flows from the sale of uranium concentrates processed through the Mill.

        On June 18, 1996, Kennecott had a letter of credit in the amount of approximately $19,767,000 issued to the WDEQ for minesite matters (executing EPA-delegated jurisdiction to administer the Clean Water Act and the Clean Air Act, and directly administering Wyoming statutes on mined land reclamation), and $5,400,000 issued to the NRC for decontamination and cleanup of the Mill and related tailings cells. An irrevocable letter of credit has been provided by the Morgan Guaranty Trust Company of New York in lieu of a surety bond to cover the reclamation costs for the minesite and a performance bond by St. Paul Insurance Company was obtained for the Mill. The letter of credit was obtained by Kennecott Uranium Company to cover all reclamation costs related to mining and drilling operations in the State of Wyoming. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act pertaining to any hazardous materials which may be on site when cleanup work commences.

        Although USE and the other GMMV parties are liable for all reclamation and environmental compliance costs associated with Mill and site maintenance, as well as Mill decontamination and cleanup and site reclamation and cleanup after the Mill is decommissioned, USE believes it is unlikely it will have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), these costs may be within the $50,000,000 development commitment and related $16,000,000 loan of Kennecott Uranium Company for the GMMV. These costs are not expected to increase materially if the mill is not put into full operation. Second, to the extent GMMV is required to spend money on reclamation and environmental liabilities related to previous mill and site operations during UNOCAL's ownership, UNOCAL has agreed to fund up to $8,000,000 of costs (provided these costs are incurred before February 1, 2001 and before Mill production resumes), which would be recoverable only out of future mill production (see above). Third, payment of the GMMV reclamation and environmental liabilities related to the mill is guaranteed by Kennecott Corporation, parent of Kennecott Uranium Company. Last, GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities should mining and milling commence.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

        Kennecott will be entitled to contribution from the USE Parties in proportion to their participation interests in GMMV if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee. Such payments by Kennecott only would be reimbursed if the liabilities cannot be satisfied within the initial $50,000,000 expenditure commitment, and then only to the extent there are insufficient funds from the reclamation reserve (to be established from GMMV operating revenues). In addition, if and to the extent these liabilities resulted from UNOCAL's mill operations, and payment of the liabilities was required before February 1, 2001 and before mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL before Kennecott Corporation would be required to pay on its guarantee. Accordingly, although the extent of any ultimate USE liability for contribution to mill cleanup costs cannot be predicted, USE and Crested will only be required to pay its proportional share of mill cleanup if a) the liabilities cannot be satisfied with the initial $50,000,000 expenditure commitment from Kennecott, b) there are insufficient funds from the reclamation reserve to be established out of GMMV operating revenues and c) payments are not available from UNOCAL.

Sutter Gold Mining Company

        SGMC is currently owned 55% by USE, 4% by Crested and 41% by private investors. SGMC owns gold mineral properties in California. Currently, these properties are in development and costs consist of drilling, permitting, holding and administrative costs. No substantial mining has been completed, although a 2,800 foot decline through the identified ore zones for an underground mine was acquired in the purchase. The Company's policy is to provide reclamation on the unit-of-production basis. Currently, reclamation obligations are covered by a $27,000 reclamation bond which SGMC has recorded as a reclamation liability as of May 31, 1998.

Plateau Resources, Limited

        The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational.

EXECUTIVE COMPENSATION

        The Company and USE are committed to pay the estates of certain of their officers an amount equal to one year's salary for one year after their death and reduced amounts, to be set by the Board of Directors, for a period up to five years thereafter.

                                    PART III

        In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 1998 the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders. The information regarding the remaining executive officer is contained in Part I of this report.

ITEM 11.       EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

        The information required by Item 12 is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, REPORTS AND FORM 8-K.

(a) The  following  financial  statements  are filed as a part of this Report as
Item 8:

                                                                      Page No.
                                                                      --------
(1)     Financial Statements

        Registrant and Affiliate

        Report of Independent Public Accountants...........................44

        Consolidated Balance Sheets - May 31, 1998 and 1997.............45-46

        Consolidated Statements of Operations
        for the Years Ended May 31, 1998, 1997 and 1996 ...................47

        Consolidated Statements of Shareholders'
        Equity for the Years Ended May 31, 1998, 1997 and 1996.............48

        Consolidated Statements of Cash Flows
        for the Years Ended May 31, 1998, 1997 and 1996.................49-50

        Notes to Consolidated Financial
        Statements......................................................51-73

        (ii)Affiliate Financials as Schedules

            (a) Green Mountain Mining Venture

                Report of Independent Public Accountants...................82

                Balance Sheet - December 31, 1997 and 1996.................83

                Statement of Operations for the Period
                from June 1, 1990 (Date of Inception)
                through December 31, 1997..................................84

                Statement of Changes in Partners'
                Capital for the Period from
                June 1, 1990 (Date of Inception)
                through December 31, 1997..................................85

                Statement of Cash Flows for the
                Period from June 1, 1990
                (Date of Inception) through December 31, 1997..............86

                Notes to Financial Statements...........................87-92

            (b) Sheep Mountain Partners

                Due to the litigation and arbitration proceedings, audited financial statements for SMP are not obtainable. They are therefore not included as an Exhibit to the Registrant's Form 10-K.

        All other schedules have been omitted because the information is not applicable or because the information is included in the financial statements.

(3)     Exhibits Required to be Filed.

  Exhibit                                                           Sequential
    No.                  Title of Exhibit                            Page No.
    ---                  ----------------                            --------

   3.1      Restated Articles of Incorporation..........................[1]

   3.2      [intentionally left blank]

   3.3      [intentionally left blank]

   3.4      By-Laws.....................................................[2]

   4.1      USE 1998 Incentive Stock Option Plan
            and Form of Stock Option Agreement.......................93-103

   4.2      Form of Stock Option Agreement and
            Schedule, Options issued 1992 ..............................[9]

   4.3      Form of Stock Option Agreement and
            Schedule, Options issued 1/96...............................[9]

   4.4      USE Restricted Stock Bonus Plan
            as Amended through 2/94.....................................[9]

   4.5      Amendment to Warrant to Purchase
            200,000 Common Shares of USE...............................[10]

   4.6      Amendment to USE 1989 Incentive
            Stock Option Plan (12/13/96)...............................[10]

   4.7      USE 1996 Stock Award Program (Plan)........................[10]

   4.8      USE Restated 1996 Stock Award Plan and Amendment
            to USE 1990 Restricted Stock Bonus Plan....................[10]

   10.1     Promissory Note from Crested to USE (5/31/97)..............[10]

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

   10.8     [intentionally left blank]

   10.9     Big Eagle Acquisition Agreement with PMC....................[4]

   10.10    Ft. Peck Agreement - Drilling and Production Services.......[3]

   10.11-10.16   [intentionally left blank]

   10.17    Sweetwater Mill Acquisition Agreement.......................[3]

   10.18    Self Bond Agreement - Crooks Gap Properties.................[1]

   10.19    [intentionally left blank]

   10.20    [intentionally left blank]

   10.21    Master Agreement - Mt. Emmons/AMAX Inc......................[5]

   10.22    [intentionally left blank]

   10.23    Crooks Gap Property Acquisition Agreement...................[6]

   10.24    [intentionally left blank]

   10.25    [intentionally left blank]

   10.26    Memorandum of Partnership Agreement - GMMV..................[2]

   10.27    Mineral Properties Agreement - Congo Area - PMC.............[2]

   10.28    [intentionally left blank]

   10.29    Memorandum of Partnership Agreement - SMP...................[1]

   10.30    Plateau Acquisition - Stock Purchase
            Agreement and Related Exhibits..............................[7]

   10.31-10.40   [intentionally left blank]

   10.41    Option and Sales Agreements -
            Gunnison Property Parcel A..................................[8]

   10.42    Option and Sales Agreements -
            Gunnison Property Parcel B..................................[8]

   10.43    Contract for Sale of Wind River Estates
            to Arrowstar................................................[9]

   10.44    Contract for sale of Jeffrey City Six-Plex
            to Tag Development, Inc.....................................[9]

   10.45    Development Agreement with First-N-Last.....................[9]

   10.46    Operating Agreement with First-N-Last.......................[9]

   10.47    [intentionally left blank]

   10.48    [intentionally left blank]

   10.49    Acquisition Agreement between
            Kennecott Uranium Company,
            USE and USECC regarding GMMV (6/23/97)....................[10]

   10.50    Exhibit A to Acquisition Agreement (see 10.49)
            Promissory Note from Kennecott Uranium Company
            to Kennecott Energy Company regarding GMMV ...............[10]

   10.51    Exhibit B to Acquisition Agreement (see 10.49)
            Mortgage, Security Agreement, Financing Statement
            and Assignment of Proceeds, Rents and Leases..............[10]

   10.52    Exhibit G to Acquisition Agreement
            (see 10.49) - Contract Services Agreement
            for the Sweetwater Uranium Mill Facility..................[10]

   10.53    Exhibit H to Acquisition Agreement
            (see 10.49) - Mineral Lease Agreement ....................[10]

   10.54    Exhibit I to Acquisition Agreement
            (see 10.49) - Fourth Amendment of
            Mining Venture Agreement among
            Kennecott Uranium Company, USE and USECC..................[10]

   10.55    Master Resolution Agreement regarding
            Gunnison Properties.......................................[10]

   10.56    Membership Pledge Agreement
            regarding Gunnison Properties.............................[10]

   10.57    Management Agreement between SGMC and USECC...............[10]

   10.58    Outsourcing  and Lease Agreement
            between YSFC and USECC....................................[10]

   10.59    Convertible Promissory Note from YSFC to USECC............[10]

   21       Subsidiaries of Registrant................................[10]


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

   [10] Incorporated by reference from the like- numbered exhibits of the Registrant's Form 10-K for the year ended May 31, 1997.


(b)         Reports filed on Form 8-K.

            During the fourth quarter of the fiscal year ended on May 31, 1998, the Registrant filed no reports on Form 8-K.

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

                                             CRESTED CORP.
                                             (Registrant)


Date:   September 11, 1998                  By:    /s/ John L. Larsen
                                                 ------------------------------
                                                 JOHN L. LARSEN,
                                                 Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   September 11, 1998                  By:     /s/ John L. Larsen
                                                 ------------------------------
                                                 JOHN L. LARSEN, Director


Date:   September 11, 1998                  By:     /s/ Max T. Evans
                                                 ------------------------------
                                                 MAX T. EVANS, Director


Date:   September 11, 1998                  By:     /s/ Daniel P. Svilar
                                                 ------------------------------
                                                 DANIEL P. SVILAR, Director


Date:   September 11, 1998                  By:    /s/ Michael D. Zwickl
                                                 ------------------------------
                                                 MICHAEL D. ZWICKL, Director


Date:   September 11, 1998                  By:     /s/ Kathleen R. Martin
                                                 ------------------------------
                                                 KATHLEEN R. MARTIN, Director


Date:   September 11, 1998                  By:     /s/ Robert Scott Lorimer
                                                 ------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)


                    Report on Audits of Financial Statements
                  as of December 31, 1997 and 1996 and for the
                  years ended December 31, 1997, 1996 and 1995,
                          and the period from inception
                       (June 1, 1990) to December 31, 1997

                        Report of Independent Accountants


To the Members of the Management Committee of Green Mountain Mining Venture
Riverton, Wyoming

We have audited the accompanying balance sheet of Green Mountain Mining Venture (A Joint Venture in the Development Stage) as of December 31, 1997 and 1996, and the related statements of operations, changes in Venture partners' capital, and cash flows for the years ended December 31, 1997, 1996 and 1995, and the period from inception (June 1, 1990) to December 31, 1997. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Mining Venture as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, and the period from inception (June 1, 1990) to December 31, 1997, in conformity with generally accepted accounting principles.


   /s/  Coopers & Lybrand L.L.P.


Salt Lake City, Utah
April 3, 1998

                                 GREEN MOUNTAIN MINING VENTURE
                          (A Joint Venture in the Development Stage)

                                         BALANCE SHEET
                                            ------

                                                                    As of December 31,
                                                            ---------------------------------
                                                                1997                 1996
                                                                ----                 ----
                 ASSETS
Assets:
   Cash and cash equivalents                                $     95,778         $  -
   Property and equipment (Note 3):
      Mineral properties and mine development costs           27,725,252           22,812,077
      Buildings                                               24,815,009           24,815,009
      Mining equipment                                           403,000              403,000
                                                            ------------         ------------
                                                              52,943,261           48,030,086
                                                            ------------         ------------
               Total assets                                 $ 53,039,039         $ 48,030,086
                                                            ============         ============

   LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable - related parties                       $    924,019         $    469,032
   Reclamation liabilities (Note 3)                           23,620,000           23,620,000
                                                            ------------         ------------

               Total liabilities                              24,544,019           24,089,032
                                                            ------------         ------------

   Commitments and contingencies (Notes 3 and 4)

   Partners' capital:
      Kennecott Uranium Company                               14,247,510           11,970,527
      USECC                                                   14,247,510           11,970,527
                                                            ------------         ------------
                                                              28,495,020           23,941,054
                                                            ------------         ------------
               Total liabilities and partners' capital      $ 53,039,039         $ 48,030,086
                                                            ============         ============


                            The accompanying notes are an integral
                              part of these financial statements

                                  GREEN MOUNTAIN MINING VENTURE
                            (A Joint Venture in the Development Stage)

                                      STATEMENT OF OPERATIONS
                                              ------


                                                                                     Period from
                                                                                      inception
                                                                                   (June 1, 1990)
                                            Year ended December 31,                to December 31,
                                   --------------------------------------------    ---------------
                                      1997            1996             1995              1997
                                   ----------      -----------      -----------     --------------
Cost and expenses:
   Maintenance and holding costs   $3,065,432      $ 1,838,820      $ 1,697,234     $  12,523,268
   Marketing costs                 -                -                -                    247,598
                                   ----------      -----------      -----------     -------------
   Total costs and expenses         3,065,432        1,838,820        1,697,234        12,770,866
   Other income                        14,618       -                -                     14,618
                                   ----------      -----------      -----------     -------------
      Net loss                     $3,050,814      $ 1,838,820      $ 1,697,234     $  12,756,248
                                   ==========      ===========      ===========     =============


                            The accompanying notes are an integral
                              part of these financial statements

                                 GREEN MOUNTAIN MINING VENTURE
                          (A Joint Venture in the Development Stage)

                          STATEMENT OF CHANGES IN VENTURE PARTNERS CAPITAL
                                               ------


                                                                                       Period from
                                                                                         inception
                                                                                      (June 1, 1990)
                                             Year ended December 31,                  to December 31,
                                   ----------------------------------------------    ----------------
                                       1997             1996             1995              1997
                                   ------------     ------------     ------------    ----------------
Balance at beginning of period
   Kennecott Uranium Company       $11,970,527      $11,819,763      $11,510,240      $   -
   USECC                            11,970,527       11,819,763       11,510,240          -
                                   -----------      -----------      -----------      --------------
                                    23,941,054       23,639,526       23,020,480          -
                                   -----------      -----------      -----------      --------------

Capital Contributions (Note 1):
   Kennecott Uranium Company         3,802,390        1,070,174        1,158,140          20,625,634
   USECC                             3,802,390        1,070,174        1,158,140          20,625,634
                                   -----------      -----------      -----------      --------------
                                     7,604,780        2,140,348         2,316,280         41,251,268
                                   -----------      -----------      ------------     --------------

Net loss:
   Kennecott Uranium Company        (1,525,407)        (919,410)        (848,617)         (6,378,124)
   USECC                            (1,525,407)        (919,410)        (848,617)         (6,378,124)
                                   -----------      -----------      -----------      --------------
                                    (3,050,814)      (1,838,820)      (1,697,234)        (12,756,248)
                                   -----------      -----------      -----------      --------------

Balance at end of period:
   Kennecott Uranium Company       $14,247,510      $11,970,527      $11,819,763      $   14,247,510
   USECC                            14,247,510       11,970,527       11,819,763          14,247,510
                                   -----------      -----------      -----------      --------------
                                   $28,495,020      $23,941,054      $23,639,526      $   28,495,020
                                   ===========      ===========      ===========      ==============


                            The accompanying notes are an integral
                              part of these financial statements

                                      GREEN MOUNTAIN MINING VENTURE
                                (A Joint Venture in the Development Stage)

                                           STATEMENT OF CASH FLOWS
                                                   ------

                                                                                                        Period from
                                                                                                          inception
                                                                        Year ended December 31,         (June 1, 1990)
                                                       ---------------------------------------------    to December 31,
                                                            1997           1996             1995            1997
                                                       ------------    ------------     ------------     ------------

Cash flows from operating activities:
    Net loss                                           $(3,050,814)    $(1,838,820)     $(1,697,234)     $(12,756,248)
    Increase (decrease) in accounts payable -
        related parties                                    318,491         329,171          (47,889)          616,938
                                                       -----------     -----------      -----------      ------------
        Net cash used in operating activities           (2,732,323)     (1,509,649)      (1,745,123)      (12,139,310)
                                                       -----------     -----------      -----------      ------------

Cash flows from investing activities:
    Additions to buildings, mineral properties mine
        development and mining equipment                (4,913,175)       (771,772)        (555,448)      (13,596,261)
    Increase (decrease) in accounts payable -
        related parties                                    136,496         141,073          (15,709)          307,081
                                                       -----------     -----------      -----------       -----------
        Net cash used in investing activities           (4,776,679)       (630,699)        (571,157)      (13,289,180)
                                                       -----------     -----------      -----------      ------------

Cash flows from financing activities:
    Capital contributions                                7,604,780       2,140,348        2,316,280        25,524,268
                                                       -----------     -----------      -----------      ------------
    Net cash provided by financing activities            7,604,780       2,140,348        2,316,280        25,524,268
                                                       -----------     -----------      -----------      ------------

        Net increase in cash and cash equivalents          95,778          -                -                  95,778

Cash and cash equivalents:
    At beginning of period                               -                 -                -                 -
                                                       -----------     -----------      -----------      ------------
    At end of period                                   $    95,778     $   -            $ -              $     95,778
                                                       ===========     ===========      ===========      ============


Supplemental schedule of non-cash investing and financing activities:

During 1990 and 1992 the Venture acquired mineral  properties and an established uranium  processing  milling  exchange  for  the  assumption  of  reclamation liabilities associated with the
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



                            The accompanying notes are an integral
                              part of these financial statements

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                     ------


1.      Organization of the Joint Venture:

        Green Mountain Mining Venture ("GMMV" or the "Venture") is a joint venture with a 30 year life, formed by U.S. Energy Corp. ("USE"), Crested Corp. ("Crested") and Kennecott Uranium Company ("Kennecott"), the Venture partners, to explore for, evaluate, develop, mine and market the mineral resources from the Green Mountain properties located in south-central Wyoming. Kennecott has a 50% interest in GMMV, and USE and Crested ("USECC") collectively have a 50% interest. GMMV was formed June 1, 1990, with each partner contributing its portion of the Green Mountain properties. Kennecott acquired its portion of the Green Mountain properties from USECC in 1990 for a cash payment of $15 million. Thereafter, the partners are required to contribute funds based upon their respective participating interests, subject to certain provisions as provided for in the joint venture agreement.

        Kennecott has agreed to contribute the first $50 million of operating and development expenses pursuant to Management Committee budgets. Kennecott also agreed to pay a disproportionate share (up to an additional $45 million) of GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30 million of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for the next $15 million of such operating expenses).

        Effective October 29, 1992, Kennecott replaced USECC as manager of the Venture. Kennecott contracts with USECC to perform work on behalf of the Venture.

        On June 23, 1997, Kennecott and USECC signed an Acquisition Agreement wherein USECC agreed to purchase Kennecott's interest in GMMV for $15 million plus the assumption of Kennecott's share of various reclamation and other liabilities. Kennecott paid $4 million to USECC on signing the Acquisition Agreement and under the terms of the Acquisition Agreement is required to provide a line of credit to GMMV of up to $16 million for payment of costs related to the Jackpot mine development and Sweetwater mill preparation work. Amounts advanced under this line of credit bear interest at 10.5% with repayment based upon the cash flow and earnings of GMMV. Any unpaid balance is payable in full no later than June 23, 2010 as long as USECC or its affiliate purchases Kennecott's interest in the GMMV. The line of credit is collateralized by a first mortgage lien against Kennecott's 50% interest in GMMV. Closing of the Acquisition Agreement is subject to several conditions and governmental approvals and must occur by October 1998. Kennecott is entitled to a credit against their original $50 million commitment of two dollars for each dollar provided under the line of credit and the $4 million paid on signing. As of December 31, 1997, Kennecott has approximately $10.8 million remaining to contribute to the Venture for operating and development expenses.


                                    Continued

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                     ------


1.      Organization of the Joint Venture, Continued:

        Through December 31, 1997, the activities of the Venture have consisted primarily of the development and maintenance of the Green Mountain properties. While these activities are expected to continue in the future, additional development at substantially higher annual levels is required prior to the commencement of commercial production. Such commencement is not expected to occur until the venture partners agree that all economic and other conditions justify such commencement. Therefore, the Venture is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

2.      Summary of Significant Accounting Policies:

        All highly liquid securities with a maturity of three months or less are considered to be cash equivalents.

        Mineral properties contributed to the Venture were recorded at the partners' historical cost at the date of contribution. Costs incurred in the acquisition of mineral properties are capitalized and will be either charged to operations on the units-of-production method over the estimated reserves to be recovered or charged to operations at the time the property is sold or abandoned. Mine development costs incurred either to expand the capacity of operating mines, develop new ore bodies or develop mine areas substantially in advance of production are capitalized and will be charged to operations on the units-of-production method over the estimated reserves to be recovered. Amortization of mineral properties and development costs will commence when mining operations start. Mine development costs incurred to maintain production are included in operating costs and expenses.
        Maintenance and holding costs are expensed as incurred.

        The cost of mining equipment, less estimated salvage value, will be depreciated on the units-of- production method over the estimated reserves to be recovered or on the straight-line method over the estimated life of the equipment, whichever is shorter. The cost of buildings will be depreciated on the straight-line method. Depreciation of mining equipment and buildings will commence when mining operations start. Costs of repairs and maintenance are expensed as incurred. Expenditures that substantially extend the useful lives of assets are capitalized. When assets are retired or otherwise disposed of, all applicable costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently.


                                    Continued

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                     ------


2.      Summary of Significant Accounting Policies, Continued:

        The Venture evaluates the recoverability of capitalized acquisition and development costs based on the expected undiscounted future net revenues from the related mining properties. An impairment loss will be recorded if the unamortized costs exceed the expected undiscounted future net revenues. The recorded loss will be based on the difference between the unamortized costs and the expected discounted future net revenues from the related mining properties. The Venture believes that uranium prices will reach levels sufficient to justify commencement of commercial production in the future. The Venture also believes the expected undiscounted future net revenues from the Green Mountain properties will be sufficient to allow recoverability of these capitalized costs, assuming commencement of commercial production.

        The estimated net future costs of dismantling, restoring and reclaiming operating mines which result from future mining operations will be accrued during such operations. The provision will be made using the units-of-production method over the estimated reserves to be recovered and estimated costs at the balance sheet date. The effect of changes in estimated costs and production will be recognized on a prospective basis.

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

        Certain amounts in 1996 have been reclassified for comparability to 1997 amounts.



                                    Continued

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                     ------


3.      Property and Equipment:

        USECC conducts operations at the mine site on behalf of the Venture. All accounts payable are due to USECC for costs incurred by USECC in the normal course of business on behalf of GMMV. Through December 31, 1997 Kennecott had reimbursed USECC for substantially all development costs incurred.

        The cost of building, mineral properties and mine development and mining equipment incurred by each of the Venture partners are as follows:

                                                                              Period from
                                                                               inception
                                                                          (  June 1, 1990)
                                    Year ended December 31,                 to December 31,
                          ---------------------------------------------     ---------------
                           1997             1996              1995               1997
                        ------------     ------------      ------------     ---------------

        USECC           $  4,913,175     $    740,175      $    511,822     $   10,864,080
        Kennecott             -                31,597            43,626          2,732,181
                        -----------      ------------      ------------     --------------

        Total           $  4,913,175     $    771,772      $    555,448     $   13,596,261
                        ============     ============      ============     ==============

        In December 1990, GMMV acquired additional mineral properties in exchange for the assumption of reclamation liabilities associated with those properties of $7.3 million. In 1992, GMMV acquired an established uranium processing mill (the Sweetwater Mill) in exchange for the assumption of reclamation liabilities associated with this property of $16.3 million. Such amounts represent the estimated costs at the acquisition date to reclaim these properties. Kennecott, on behalf of GMMV, is self-bonded in the amount of $24.3 million, which is payable to the Wyoming Department of Environmental Quality ("WDEQ") and the U.S. Nuclear Regulatory Commission in the event GMMV does not properly reclaim the above properties or violates the Wyoming Environmental Quality Act. Before the earlier of January 1, 2001, or resumption of production, if the GMMV is required to incur reclamation or environmental costs, the seller of the mill will be liable for the first $8 million of these costs at the Sweetwater Mill.

        The Venture properties include state leases which will expire in May 2001 and October 2006. All fees required to hold these unpatented mining claims have been paid to the state of Wyoming as of December 31, 1997.



                                    Continued

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                     ------


3.      Property and Equipment, Continued:

        At December 31, 1997 and 1996, costs capitalized as property and equipment are composed of the following:

                                                  1997                 1996
                                             -------------         --------
               Acquisition costs             $  39,347,000         $ 39,347,000
               Development costs                13,596,261            8,683,086
                                             -------------         ------------

                                             $  52,943,261         $ 48,030,086
                                             =============         ============

        Acquisition costs include the partners' initial contribution of mineral properties and buildings recorded at the contributing partners' historical cost of $15,727,000 and mineral properties and buildings acquired in exchange for the assumption of reclamation liabilities totaling $23,620,000.

4.      Contingencies:

        In June 1994, Kennecott was served with a complaint filed by Nukem Inc. (Nukem) and Cycle Resource Investment Corporation (Cycle). The complaint alleged that when Kennecott entered into the Green Mountain Mining Venture with USE on June 1, 1990, Kennecott interfered with a Uranium Marketing Agreement (UMA) between Nukem and USE and the Sheep Mountain Partners Partnership Agreement (SMPA) between USE and Cycle. Nukem and Cycle were each seeking damages in excess of $14 million and punitive damages.

        The case was stayed pending the conclusion of an arbitration proceeding between Cycle, Nukem and USE. The arbitration panel entered its order in April 1996, and the stay in this case was lifted. The arbitration panel held against Nukem in material respects stating that, even if the UMA had been breached, Nukem suffered no damages thereby. The panel denied the relief that Cycle sought for alleged breach of the SMPA. Accordingly, on January 6, 1997, Kennecott filed a motion for summary judgment contending, among other things, that the arbitration findings collaterally estop all claims asserted by Nukem and Cycle. On August 22, 1997 the trial court granted Kennecott's motion for summary judgement and dismissed the claims of Nukem and Cycle. Following the motion, the parties agreed to settle the case, and in February 1998 a settlement agreement was signed which resulted in both parties agreeing to suspend all litigation and claims against each other.


                                    Continued

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                     ------


5.      Subsequent Events:

        In 1996, the U.S. government adopted the "USEC Privatization Act of 1996" to privatize the U.S. Enrichment Corp. In July 1998, in a S-1 Registration Statement filed with U.S. Securities and Exchange Commission, USEC Inc. disclosed its planned sale of significant quantities of uranium in the U.S. marketplace. Accordingly, forecasted demand for uranium and forecasted uranium sales prices have decreased in the short-term. As a result, GMMV has halted development activities at the Jackpot Mine, and has placed the facility on active standby.