Form 10-Q
period 1998-08-31
CRESTED CORP
filed 1998-10-14
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal quarter ended August 31, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ____  to  ____

Commission file number   0-8773

                                  CRESTED CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Colorado                                           84-0608126
-------------------------------------------------     --------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

         877 North 8th West, Riverton, WY                   82501
-------------------------------------------------     --------------------------
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone Number, including area code:         (307) 856-9272
                                                      --------------------------


                                      NONE
      (Former name, address and fiscal year, if changed since last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X             NO ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at October 14, 1998
---------------------------------------     ------------------------------------
    Common stock, $.001 par value                    10,302,694 Shares

                           CRESTED CORP. AND AFFILIATE

                                      INDEX

                                                                       Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
             August 31, 1998 and May 31, 1998...............................3-4

         Condensed Consolidated Statements of Operations
             Three Months Ended August 31, 1998 and 1997......................5

         Condensed Consolidated Statements of Cash Flows
             Three Months Ended August 31, 1998 and 1997......................6

         Notes to Condensed Consolidated Financial Statements.................7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................8-11

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................12-13

ITEM 6.  Exhibits and Reports on Form 8-K....................................13

         Signatures..........................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                           CRESTED CORP. AND AFFILIATE

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                   August 31,         May 31,
                                                                      1998             1998
                                                                      ----             ----
                                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                    $  2,227,600      $  1,012,700
    Accounts receivable
        Trade, net of allowance for doubtful accounts                  62,400            89,500
        Affiliates                                                  1,904,700           939,900
    Current portion of long-term receivable
        Related parties                                               229,500           227,800
    SMP settlement receivable                                            --           2,513,000
    Inventory and other                                                96,600            26,400
                                                                 ------------      ------------
           TOTAL CURRENT ASSETS                                     4,520,800         4,809,300

LONG-TERM NOTES RECEIVABLE
    Related parties                                                    95,500           116,500
    Real estate sale, net of valuation allowance of $882,900          182,500           182,500

INVESTMENTS IN AFFILIATES                                           1,557,800         1,643,300

INVESTMENT IN CONTINGENT WARRANT                                      651,000           651,000

PROPERTIES AND EQUIPMENT                                            5,902,400         5,876,700
    Less accumulated depreciation,
    depletion and amortization                                     (3,285,400)       (3,221,700)
                                                                 ------------      ------------
                                                                    2,617,000         2,655,000

OTHER ASSETS                                                          155,300           153,800
                                                                 ------------      ------------
                                                                 $  9,799,900      $ 10,211,400
                                                                 ============      ============




            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                                August 31,         May 31,
                                                                   1998             1998
                                                                   ----             ----
                                                                (Unaudited)
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                    $    409,600    $    698,800
      Deferred GMMV purchase option                               2,000,000       2,000,000
      Current portion of long-term debt
         Affiliate                                                6,945,500       6,547,100
         Others                                                     136,900          36,400
                                                               ------------    ------------
TOTAL CURRENT LIABILITIES                                         9,492,000       9,282,300

LONG-TERM DEBT                                                       36,000          42,100

RECLAMATION LIABILITY                                               725,900         725,900

COMMITMENTS AND CONTINGENCIES

FORFEIT ABLE COMMON STOCK, $.001 par value
      65,000 shares issued, forfeit able until earned                43,900          43,900

SHAREHOLDERS' (DEFICIT) EQUITY:
      Preferred stock, $.001 par value;
         100,000 shares authorized;
         none issued or outstanding                                    --              --
      Common stock, $.001 par value;
         20,000,000 shares authorized;
         10,237,694 shares issued and outstanding                    10,200          10,200
      Additional paid-in capital                                  6,375,400       6,375,400
      Accumulated deficit                                        (6,883,500)     (6,268,400)
                                                               ------------    ------------
                                                                   (435,000)        117,200
                                                               ------------    ------------
                                                               $  9,799,900    $ 10,211,400
                                                               ============    ============



            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                      August 31,
                                           -----------------------------
                                              1998               1997
                                              ----               ----
                                           (Unaudited)        (Unaudited)
REVENUES:
    Mineral revenue                        $     24,500      $    458,100
    Commercial operations                       329,800           220,700
    Interest                                     37,400            28,300
    Oil sales                                     9,500            24,300
    Management fees and other                   220,900           155,000
    Gain on sale of assets                         --                 400
                                           ------------      ------------
                                                622,100           886,800

COSTS AND EXPENSES:
    Mineral operations                     $    327,200      $    187,400
    Commercial operations                       202,200            64,400
    General and administration                  627,100           330,100
    Oil production                               11,100             7,300
    Interest expense                              6,700             4,400
                                           ------------      ------------
                                              1,174,300           593,600
                                           ------------      ------------

(LOSS) INCOME BEFORE EQUITY IN LOSS OF
    AFFILIATE AND INCOME TAX PROVISION         (552,200)          293,200

EQUITY IN LOSS OF AFFILIATE                     (62,900)          (47,300)
                                           ------------      ------------

(LOSS) INCOME BEFORE PROVISION
    FOR INCOME TAXES                           (615,100)          245,900

PROVISION FOR INCOME TAXES                         --                --
                                           ------------      ------------

NET (LOSS) INCOME                          $   (615,100)     $    245,900
                                           ============      ============

NET (LOSS) INCOME PER SHARE,
    BASIC AND DILUTED                      $       (.06)     $        .02
                                           ============      ============

BASIC WEIGHTED AVERAGE
    SHARES OUTSTANDING                       10,237,694        10,237,694
                                           ============      ============

DILUTED WEIGHTED AVERAGE
    SHARES OUTSTANDING                       10,302,694        10,302,694
                                           ============      ============



            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                                       August 31,
                                                             -----------------------------
                                                                 1998             1997
                                                                 ----             ----
                                                              (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                          $  (615,100)     $   245,900
  Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
         Depreciation, depletion and amortization                 63,700           44,100
         Equity in loss of affiliates                             62,900           47,300
      Net changes in components
         of working capital                                    1,218,400         (783,400)
                                                             -----------      -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                           729,900         (446,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred GMMV purchase option                                     --          2,000,000
  Decrease (increase) in long-term receivables                    19,300          (15,800)
  Investments in affiliates                                         --            (95,800)
  Purchases of property and equipment                            (25,700)         (32,000)
  Increase in other assets                                        (1,400)            --
                                                             -----------      -----------
NET (CASH USED) PROVIDED BY
   INVESTING ACTIVITIES:                                          (7,800)       1,856,400

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long-term debt                                       (6,100)         (11,700)
  Increase in long-term debt                                     100,500             --
  Net activity on debt to affiliate                              398,400           16,200
                                                             -----------      -----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                           492,800            4,500
                                                             -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      1,214,900        1,414,800

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          1,012,700           37,100
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                2,227,600        1,451,900
                                                             -----------      -----------

SUPPLEMENTAL DISCLOSURES:

  Interest paid                                              $     6,700      $     4,400
                                                             ===========      ===========



            See notes to Condensed Consolidated Financial Statements.





                                  CRESTED CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         1) The Condensed  Consolidated  Balance Sheet as of August 31, 1998 the
Condensed Consolidated Statements of Operations and Cash Flows for the three months ended August 31, 1998 and 1997, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet at May 31, 1998, has been taken from the audited financial statements included in the Registrant's
Annual Report on Form 10-K filed for the year then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments
(consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant and its affiliate as of August 31, 1998, the results of operations and cash flows for the three months ended August 31, 1998.

         2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1998 Form 10- K.
The results of operations for the periods ended August 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

         3) The condensed consolidated financial statements of the Registrant include its proportionate share of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by Registrant and 50% by Registrant's parent, U.S. Energy Corp. ("USE"). All material inter-company profits and balances have been eliminated.

         4) Debt at May 31, 1998 and August 31, 1998 consists primarily of the balance on a note payable to the Registrant's parent USE of $6,547,100 and 6,945,500, respectively. The remaining long-term debt of $172,900 is for various equipment purchases and the financing of annual insurance premiums through financial institutions.

         5) The reclamation liability of $725,900 represents the Registrant's share of the liability at the Sheep Mountain Mines in the Crooks Gap Mining
District. This reclamation work may be performed over several years and will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is not anticipated that either of these events will occur for sometime into the future.

         6) In February 1997, SFAS No. 128 "Earnings per Share" was issued and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share." Adoption of SFAS 128 did not have an effect on the Registrant's previously reported net income (loss) per common share.

         7)  Certain  reclassifications  have  been  made in the  May  31,  1998 financial statements to conform to the classifications used in August 31, 1998.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.

         The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter  ended  August 31,  1998,  the  Registrant  received
$2,513,000  in cash as a result of a partial  settlement  of the Sheep  Mountain
Partners ("SMP") arbitration. This increased the cash position of the Registrant at August 31, 1998 to $2,227,600 or a net increase for the quarter in cash of $1,214,900. Other increases in components of working capital were increases in Inventory and other of $70,200 and Accounts Receivable Affiliates of $964,800.
Inventory and other increased by $70,200 as a result of prepaid insurance being paid for during the quarter ended August 31, 1998. Accounts Receivable
Affiliates increased due to the Registrant and USE advancing funds for the Green
Mountain Mining Venture ("GMMV") operations that have not yet been reimbursed by the GMMV from the proceeds of the loan from Kennecott Uranium Company ("KUC").

         The major component of decreased working capital during the quarter ended August 31, 1998, is an increase in the current portion of long-term debt.
Long term debt and the current portion of long term debt increased by $492,800 during the quarter ended August 31, 1998. This increase is due to amounts owed the Company's parent U.S. Energy Corp. ("USE") for shared expenses that USE paid on behalf of both companies. These expenses during the quarter ended August 31, 1998 consisted primary of payroll expense which increased the debt to USE by $398,400. The other increase in debt was as a result of financing the Registrant and USE's annual insurance premium, which increased debt by $100,500.

CAPITAL RESOURCES

         GENERAL: The primary source of the Registrant's capital resources for the remaining nine months of fiscal 1999 are the cash on hand at August 31, 1998; the potential receipt of cash from the SMP Arbitration Award once the 10th
Circuit Court of Appeals rules on the Nukem appeal; possible equity financing from affiliated companies, and proceeds under the line of credit. The Registrant will continue to rely on USE to provide funding for its expenditures for the remaining nine months of fiscal 1999. Additionally, the Registrant and USE will continue to offer for sale various non-core assets such as equipment, lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales, also will provide cash.

         LINE OF CREDIT: The Registrant and USE have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Registrant and USE. It is anticipated that this line of credit may be used to finance short term working capital needs.

         FINANCING: Equity financing for Sutter Gold Mining Company ("SGMC") and
Plateau Resources Ltd. ("Plateau") are dependent on the market price of gold and uranium among other conditions. As of August 31, 1998, the prices for these metals remained depressed and it is not known when they will recover. The
Registrant and USE continue to be optimistic concerning the future markets for these metals but cannot accurately forecast what the prices will be in the short or long term markets. If the price for these metals do not increase in the short term, the working capital of Registrant and USE will be impacted negatively due to holding costs of the properties and the ability of raising equity funding could be impaired.






         SUMMARY: The Registrant believes that cash on hand at August 31, 1998 as well as proceeds from its line of credit, if needed, and the Registrant's continued reliance on USE, will be adequate to fund working capital requirements through fiscal 1999. However, these capital resources will not be sufficient to provide the funding for major capital expansions of the Registrant's mineral properties.

CAPITAL REQUIREMENTS

         GENERAL: The primary requirements for the Registrant's working capital during the remainder of fiscal 1999 are expected to be the costs associated with the development activities of Plateau, care and maintenance costs of the former
SMP mineral properties acquired from SMP last June, payments of holding fees for mining claims, the Registrant's portion of the costs associated with the GMMV properties and corporate general and administrative expenses.

         SGMC: The Registrant owns a minority interest in SGMC and is therefore not directly responsible for the ongoing administrative and development costs of the properties owned by SGMC. Through its affiliation with USE however, the Registrant assists in the efforts to secure financing to place the SGMC properties into production.

         SMP: As part of a settlement agreement reached during the fourth quarter of 1998, the SMP mines and associated properties were transferred to the Registrant and USE. The holding and reclamation costs associated with these mining properties are the responsibility of the Registrant and USE. The holding costs historically have been approximately $85,000 per month. The Registrant and USE continue to search for improved techniques that will reduce these monthly costs. The future reclamation costs on the SMP properties are covered by a reclamation bond which is secured by the pledge of certain of the Registrant and USE's real estate assets. The dollar amount for the reclamation bond is reviewed annually by the state regulatory agencies. The Registrant's portion of the reclamation liability on the SMP properties is $725,900 and is shown as "Reclamation liability " within the condensed consolidated balance sheet.

         It is not anticipated that the SMP properties will be placed into production during Fiscal 1999. The Registrant and USE have determined that the SMP mining properties should be maintained and prepared for production in the future when the price of uranium increases into the $15 per pound range or at such time as the Registrant and USE are able to obtain long term delivery contracts with favorable price terms and the Sweetwater Mill (which is owned and operated by the GMMV) is placed into production. There are no major reclamation obligations during the balance of Fiscal 1999 that the Registrant and USE are aware of on the properties.

         In addition to receiving the SMP mining properties back in the settlement of a portion of the SMP arbitration issues, the Registrant and USE also received one of the market related delivery contracts which had previously belonged to SMP. There is one delivery under this contract during the third quarter of Fiscal 1999. The delivery requirement was sold to a third party and the Registrant and USE will make a nominal amount of profit on the sale during the third quarter of 1999. As of August 31, 1998, the Registrant has no additional delivery or financing commitments for the sale or purchase of uranium during Fiscal 1999.

         GMMV: During July 1998, the GMMV Management Committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status.
This decision was made as a result of uncertainties in the short term uranium market. These same uncertainties have made the financing of the acquisition of Kennecott's interest in the GMMV more difficult. The Registrant and USE have until October 31, 1998 to complete the financing efforts to purchase Kennecott's interest. It appears unlikely that the financing will be successfully completed and the Acquisition Agreement which, was signed on June 23, 1997, will expire on October 31, 1998.






         After October 31, 1998 the mines and the mill will continue to be maintained. Kennecott's obligation to fund the first $50 million in expenditures is now satisfied and the Registrant and USE will be obligated to fund their 50% of the ongoing costs. The Management Committee of the GMMV is currently discussing what level of expenditures should be made to maintain the properties.
A final decision on these expenditures has not been reached but the Registrant, USE and Kennecott are desirous that the expenses be held to a minimum. It is anticipated that if the annual expenditures do not exceed $2 million for standby and maintenance that the Registrant and USE, will be able to fund their portion of this commitment through fiscal 1999.

         Expenditures through July 1998 were covered under the $16 million dollar loan from Kennecott Energy pursuant to the Acquisition Agreement. As of the filing of this report, all those costs had not been paid to the Registrant and USE by the GMMV. The Management Committee of GMMV is currently evaluating the billings and it is anticipated that they will be completely resolved in the second quarter of Fiscal 1999.

         PLATEAU: Plateau owns and operates the Ticaboo Townsite, motel, convenience store and restaurant. Additionally Plateau owns and maintains the Tony M uranium mine and Shootaring Uranium mill. The Registrant and USE are currently working to obtain the necessary permits from the NRC and State of Utah to place the Shootaring mill into production. The Registrant and USE are seeking debt or equity financing of between $6 million and $9 million to put the mill and Tony M mine into production. Until such time as the financing is received and profitable contracts are obtained, the Registrant and USE will not put the properties owned by Plateau into production. Historically, the net holding costs of the Plateau properties have been $70,000 per month.

         YELLOW STONE FUELS CORP. ("YSFC"): In Management's opinion, YSFC has sufficient cash to complete its projected 1999 exploration program on its in-situ uranium properties. As of August 31, 1998, YSFC owed the Registrant and USE $400,000 on a convertible promissory note plus interest at 10% per annum.
YSFC is indebted to the Registrant and USE for the promissory note, the interest accrued on the note and additional amounts that the Registrant and USE have advanced for YSFC for a total indebtedness at August 31, 1998 of $709,900. YSFC has sufficient cash on hand to retire this indebtedness. YSFC has indicated its desire to pay the total indebtedness in cash but it is not certain that a cash payment will occur as YSFC may elect, at its option, to pay the promissory note with shares of its common stock.

         TERM DEBT AND OTHER OBLIGATIONS:  Debt to non-related parties at August
31, 1998 was $172,900 as compared to $78,500 at May 31, 1998. The increase in debt to non-related parties consists primary of debt due on the financing of annual insurance premiums. The balance of the debt to non-related parties is for the purchase of various pieces of heavy equipment and bears different interest rates and has various maturity dates. All payments on the debt are current.

         As of August 31, 1998, the Registrant was indebted to USE in the total amount of $6,945,500. USE has not indicated that it will call the debt, (which is backed by a promissory note), when it is due. The Registrant will need to either retire the note with shares of its common stock; pay the debt with any monies received from the SMP Arbitration Award if additional cash is received or negotiate with USE to extend the note and or negotiate an alternative method of repayment.

         RECLAMATION OBLIGATIONS: It is not anticipated that any of the Registrant's working capital will be used in Fiscal 1999 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties in which the Registrant owns an interest of will enter the reclamation phase prior to May 31, 1999.






         OTHER: The Registrant and USE currently are not in production on any mineral properties, and development work continues on several of their major investments. The Registrant and USE are not using hazardous substances or known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. The Registrant and USE are also not aware of any claims for personal injury or property damages that need to be accrued or funded.

         The tax years  through May 31, 1992 are closed  after audit by the IRS.
On October 5, 1998 the Registrant and USE met with the Appeals Office of the IRS in Denver, Colorado to discuss resolving issues raised for Fiscal 1993 and 1994.
The Registrant and USE have resolved all outstanding issues for those years without incurring any cash commitments for additional taxes due. The IRS is currently concluding its review of Fiscal 1995 and 1996 for both companies, but no final reports have been issued therefore no representations can be made as to their ultimate outcome.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1997

         During the three months ended August 31, 1998, revenues decreased from the same period of the previous year by $264,700 to total revenues of $622,100.
The major reduction resulted from the Registrant not receiving any revenues from the delivery of uranium from one SMP contract. During the quarter ended August
31, 1997, the Registrant recognized $429,300 in revenue from the profits derived from a SMP contract delivery. No such revenues were recognized during the three months ended August 31, 1998. Revenues from Commercial Operations and Management
Fees increased by $109,100 and $65,900 respectively during the three months ended August 31, 1998 over the same period of the previous year as a result of equipment rental to the GMMV and increased expenditures at the GMMV on which the Registrant recognized a management fee.

         Costs and expenses for the quarter ended August 31, 1998 increased by $580,700 over the same period of the previous year. The primary increase in costs came as a result of increased activity on mineral properties and commercial operations along with an increase in general and administrative overhead to supervise the increased activity. The Registrant and USE also paid bonuses to four employees as recognition of the extraordinary dedication they had given to their work in the SMP arbitration/litigation. These bonuses, which included taxes due, were $561,000. The projects which are being developed, are currently not in the production phase do not generate cash flow. With the decline in the market price of uranium, it is anticipated that the properties will not be placed into production in Fiscal 1999. However a decision was made in July 1998 to place the GMMV mines on active standby status. The Registrant is therefore anticipating reductions in costs.

         As a result of the reduced revenues and increased costs discussed above, operations for the quarter ended August 31, 1998 resulted in a loss of $615,100 or $0.06 per share as compared to a profit of $245,900 or $0.02 per share for the quarter ended August 31, 1997.








                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

         In 1991, disputes arose between USE/Crested, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado. Later,
USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed the arbitration proceedings and the State Court case was also stayed. In fiscal 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American
Arbitration Association, ("AAA") for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

          Following hearings before a three member panel of the AAA, the Panel entered an Order and Award in April 1996 and supplemented in July 1996, which were ultimately confirmed by the U.S. District Court of Colorado. Please see
"Item 3. Legal Proceedings " of the Registrant's 1998 Form 10-K for more details of this arbitration/litigation. Nukem appealed the decision of the U.S. District
Court to the 10th Circuit Court of Appeals and on September 24, 1998, oral arguments were made to a three judge panel. The Court has not yet ruled on the appeal.

TICABOO TOWNSITE LITIGATION

         In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah
(owned by Canyon  Homesteads,  Inc.) sued USE,  Crested and others in Utah State
Court. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in damages against USE. USE has filed motions including a motion for judgment notwithstanding the verdict
("JNOV"), and the motions are pending. USE intends to appeal the judgment if the motion for JNOV is not granted.

BGBI LITIGATION

         USE and Crested are  defendants  and  counter-  or  cross-claimants  in certain  litigation in the District Court of the Fifth Judicial  District of Nye
County,  Nevada,  brought by Bond Gold Bullfrog Inc.  ("BGBI") on July 30, 1991.
BGBI (now known as Barrick  Bullfrog,  Inc.) is an affiliate of Barrick Corp., a
large  international  gold  producer  headquartered  in  Toronto,   Canada.  The
litigation  primarily concerns extra lateral rights associated with two patented mining claims owned by Parador  Mining  Company Inc.  ("Parador")  and initially leased to a  predecessor  of BGBI,  which  claims are in and  adjacent to BGBI's
Bullfrog open pit and underground mine. USE and Crested assert certain interests in the claims under an April 1991  assignment  and lease with Parador,  which is subject  to  the  lease  to  BGBI's  predecessor.  Please  see  "Item  3,  Legal
Proceedings  "  of  Registrant's  1998  Form  10-K  for  more  details  of  this litigation.  The record on appeal has been filed with the Nevada  Supreme  Court and the  Registrant,  USE and Parador have until  January 26, 1999 to file their opening brief and appendix.






DEPARTMENT OF ENERGY LITIGATION

         On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, YSFC) and the Uranium Producers of
America (a trade  organization)  filed a  complaint  against  the United  States
Department  of Energy  (the  "DOE")  in a  lawsuit  (file no. 98 CV 1775) in the
United  States  District  Court,  Cheyenne,  Wyoming.  Please see "Item 3. Legal
Proceedings " of Registrant's 1998 Form 10- K for more details of this litigation. The DOE has filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the USEC
Inc.  privatization and that USEC Inc. must be joined as an indispensable party.
The motion is pending.

CONTOUR DEVELOPMENT LITIGATION

         On July 28,  1998,  USE filed a lawsuit in the United  States  District
Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together,
"Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in certain real estate. Please see
"Item 3. Legal Proceedings " of Registrant's 1998 Form 10-K for more details on this litigation. USE has filed an Amended Complaint adding additional parties defendant and no responsive pleading has been filed to the Amended Complaint.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.  None.

         (b)  Reports on Form 8-K.  The  Registrant  did not file any Reports on
Form 8-K during the quarter ended August 31, 1998.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                    CRESTED CORP.
                                                    (Registrant)



Date:  October 14, 1998                     By:         /s/ John L. Larsen
                                                    ----------------------------
                                                    JOHN L. LARSEN,
                                                    Chairman and Vice President



Date:  October 14, 1998                     By:         /s/ Robert Scott Lorimer
                                                    ----------------------------
                                                    ROBERT SCOTT LORIMER,
                                                    Principal Financial Officer
                                                    and Chief Accounting Officer






