Form 10-Q
period 1998-11-30
CRESTED CORP
filed 1999-01-14
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30,1998 or
[ ] Transition report pursuant to section 13 or 15(d)of the Securities Exchange Act of 1934 for the transition period from-----------to---------

Commission  file number 0-8773
                        -------

                                 CRESTED CORP.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

     Colorado                                             84-0608126
-------------------------------------------        ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

    877 North 8th West, Riverton, WY                      82501
--------------------------------------------       -----------------------
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone Number, including area code:       (307) 856-9272
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

                         YES   X             NO
                             -----              -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at January 14, 1999
--------------------------------         ---------------------------------------
 Common stock, $.001 par value                      10,302,694 Shares

                           CRESTED CORP. AND AFFILIATE

                                      INDEX

                                                                      Page No.
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

           Condensed Consolidated Balance Sheets
              November 30, 1998 and May 31, 1998...........................3-4

           Condensed Consolidated Statements of Operations
              Three and Six Months Ended November 30, 1998 and 1997..........5

           Condensed Consolidated Statements of Cash Flows
              Six Months Ended November 30, 1998 and 1997....................6

           Notes to Condensed Consolidated Financial Statements..............7

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................12

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings.............................................13-14
ITEM 4.    Submission of Matters to a Vote of Security Holders. . .  . . . .15
ITEM 5.    Other Information. . . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 6.    Exhibits and Reports on Form 8-K.................................15

           Signatures.......................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                   November 30,      May 31,
                                                        1998           1998
                                                   ------------     -----------
                                                    (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                        $1,700,100     $1,012,700
   Accounts receivable
     Trade, net of allowance for doubtful accounts      61,100         89,500
     Affiliates                                      1,722,900        939,900
     SMP Settlement receivable                            -         2,513,000
   Current portion of long-term receivable
     Related parties                                   232,000        227,800
   Inventory and other                                  99,200         26,400
                                                    ----------    -----------
        TOTAL CURRENT ASSETS                         3,815,300      4,809,300

LONG-TERM NOTES RECEIVABLE
   Related parties                                      94,200        116,500
   Real estate sale,net of
   valuation allowance of $882,900                     182,500        182,500

INVESTMENTS IN AFFILIATES                            1,334,900      1,643,300

INVESTMENT IN CONTINGENT WARRANT
   STOCK PURCHASE WARRANT                              651,000        651,000

PROPERTIES AND EQUIPMENT
     Land                                              397,400        397,400
     Buildings and improvements                      2,185,000      2,185,000
     Aircraft and related equipment                  2,424,400      2,393,300
     Developed oil properties, full cost method        886,800        886,800
     Undeveloped mining properties                      14,200         14,200
                                                    ----------   ------------
                                                     5,907,800      5,876,700
Less accumulated depreciation,
   depletion and amortization                       (3,339,700)    (3,221,700)
                                                    ----------    -----------
                                                     2,568,100      2,655,000

OTHER ASSETS                                           155,400        153,800
                                                    ----------    -----------
                                                    $8,801,400    $10,211,400
                                                    ==========    ===========



            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                   November 30,      May 31,
                                                       1998            1998
                                                   ------------     ---------
                                                    (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses          $  323,300       $ 698,800
    Deferred GMMV Purchase Option                   2,000,000       2,000,000
    Current portion of long-term debt
      Affiliate                                     6,892,500       6,547,100
      Others                                           93,800          36,400
                                                   ----------       ---------
TOTAL CURRENT LIABILITIES                           9,309,600       9,282,300

LONG-TERM DEBT                                         24,600          42,100

ACCRUED RECLAMATION LIABILITY                         725,900         725,900

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
    65,000 shares issued, forfeit able until earned    43,900          43,900

SHAREHOLDERS' (DEFICIT) EQUITY:
    Preferred stock, $.001 par value;
      100,000 shares authorized;
      none issued or outstanding                      --              --
    Common stock, $.001 par value;
      20,000,000 shares authorized;
      10,237,694 shares issued and outstanding         10,200          10,200
    Additional paid-in capital                      6,375,400       6,375,400
    Accumulated deficit                            (7,688,200)     (6,268,400)
                                                   ----------       ----------
                                                   (1,302,600)        117,200
                                                   ----------       ----------
                                                   $8,801,400      10,211,400
                                                   ==========      ===========


            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Statements of Operations

                                      Three Months Ended      Six Months Ended
                                          November 30,           November 30,
                                       1998         1997        1998       1997
                                  (Unaudited) (Unaudited) (Unaudited)(Unaudited)
REVENUES:
   Mineral revenue           $      --    $     --     $     --     $   429,300
   Commercial operations          57,500      171,500      387,300      392,200
   Interest                       31,000       23,600       68,400       51,900
   Oil sales                      17,400       14,000       26,900       38,300
   Management fees and others     74,700      184,300      295,600      339,700
   Royalties from mineral
     interests                    17,800       26,400       42,300       55,200
   Gain on sale of assets           --            800         --            800
                             -----------  -----------  ------------  -----------
                                 198,400      420,600      820,500    1,307,400
                             -----------  -----------  ------------  -----------
COSTS AND EXPENSES:

   Mineral operations        $   224,800  $   174,200   $  552,000   $  361,600
   Commercial operations         221,700       41,000      423,900       64,400
   General and administrative    293,800      409,300      920,900      783,500
   Oil Production                  8,400        3,100       19,500        7,300
   Interest                        6,400        6,200       13,100       10,600
                             -----------  ------------ ------------  -----------
                                 755,100      633,800    1,929,400    1,227,400
                             -----------  ------------ ------------  -----------
 (LOSS) INCOME BEFORE
   EQUITY IN LOSS OF AFFILIATE
   AND INCOME TAX PROVISION     (556,700)    (213,200)  (1,108,900)      80,000

EQUITY IN LOSS OF AFFILIATE     (248,000)     (44,100)    (310,900)     (91,400)
                             -----------  -----------  ------------  -----------

LOSS  BEFORE PROVISION FOR
  INCOME TAXES                  (804,700)    (257,300)  (1,419,800)     (11,400)

PROVISION FOR INCOME TAXES        --          --            --          --

NET LOSS                     $  (804,700) $  (257,300) $(1,419,800) $   (11,400)
                             ===========  ===========  ===========  ============

LOSS PER SHARE,
   BASIC AND DILUTED         $     (0.08  $     (0.02) $     (0.14) $     *
                             ===========  ===========  ===========  ============

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING         10,237,694   10,237,694   10,237,694   10,237,694
                             ===========  ===========  ===========  ============
DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING         10,302,694   10,302,694   10,302,694   10,302,694
                             ===========  ===========  ===========  ============

*  Less than $0.01 per share.





            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Statements of Cash Flows

                                                          Six Months Ended
                                                            November 30,
                                                     ---------------------------

                                                        1998            1997
                                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $(1,419,800)      $(11,400)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation, depletion and amortization           118,000         96,700
      Equity in loss of affiliates                       310,900         91,400
      Gain on sale of assets                               --              (800)
      Net changes in components
      of working capital                               1,310,100       (359,800)
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      319,200       (183,900)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred GMMV Purchase Option                            --         2,000,000
  Changes in notes receivable                             18,100        (21,900)
  Investment in affiliates                                (2,500)      (184,000)
  Purchase of property and equipment                     (31,100)      (437,700)
  Proceeds from sale of assets                             --             2,000
  Increase in other assets                                (1,600)        --
                                                     ------------   ------------
NET CASH (USED IN)PROVIDED BY INVESTING ACTIVITIES       (17,100)     1,358,400
                                                     -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                           100,500        313,300
  Payment on long term debt                              (60,600)       (31,200)
  Net activity on debt to affiliate                      345,400        --
                                                     ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                385,300        282,100
                                                     ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                687,400      1,456,600

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  1,012,700         37,100
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $  1,700,100    $ 1,493,700
                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                     $     13,100    $    10,600
                                                     ===========     ===========



            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

              Notes to Condensed Consolidated Financial Statements


     1) The Condensed Consolidated Balance Sheet as of November 30, 1998 and the Condensed Consolidated Statements of Operations for the three and six months and Cash Flows for the six months ended November 30, 1998 and 1997, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet at May 31, 1998, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant and its affiliate as of November 30, 1998 and May 31, 1998, the results of operations for the three and six months ended November 30, 1998 and 1997, and the cash flows for the six months ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1998 Form 10-K. The results of operations for the periods ended November 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

     3) The condensed consolidated financial statements of the Registrant include its proportionate share of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Registrant and 50% by the Registrant's parent, U.S. Energy Corp. ("USE"). All material inter-company profits and balances have been eliminated.

     4) Deferred GMMV purchase option at November 30, 1998 and May 31, 1998 consists of the Registrant's half of the $4,000,000 Signing Bonus received when the Registrant and its parent, USE entered into an Acquisition Agreement with Kennecott Uranium Company ("Kennecott") to acquire properties. The amount was forfeitable until certain requirements were satisfied by the Registrant and USE (See GMMV discussion in Item 2).

     5) Debt at November 30, 1998 and May 31, 1998 consists primarily of a note payable to the Registrant's parent USE of $6,892,500 and 6,547,100, respectively. The remaining long-term debt of $118,400 at November 30, 1998 and 78,500 at May 31, 1998 is for various equipment purchases and the financing of annual insurance premiums through financial institutions.

     6) The reclamation liability of $725,900 represents the Registrant's share of the liability at the Sheep Mountain Mines in the Crooks Gap Mining District. This reclamation work may be performed over several years and will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is not anticipated that either of these events will occur for sometime into the future.

     7) In February 1997, SFAS No. 128 "Earnings per Share" was issued and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share." Adoption of SFAS 128 did not have an effect on the Registrant's previously reported net income (loss) per common share.

     8) Certain reclassifications have been made in the May 31, 1998 financial statements to conform to the classifications used in November 30, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     During the six months ended November 30, 1998, the Registrant received $2,513,000 in cash as a result of a partial settlement of the Sheep Mountain Partners ("SMP") arbitration. Primarily as a result of receiving these funds, the cash position of the Registrant increased to $1,700,100 at November 30, 1998 from $1,012,700 at May 31, 1998. Other increases in components of working capital were increases in Inventory and other assets of $72,800 and Accounts Receivable Affiliates of $783,000. The components of the increase in inventory and other assets was as a result increases in prepaid insurance of $67,000 and $5,800 in increased inventory at the Registrant's aircraft operations. Accounts Receivable Affiliates increased due to the Registrant and USE advancing funds for the Green Mountain Mining Venture ("GMMV") and Plateau Resources ("Plateau") operations. The GMMV advances had not yet been reimbursed at November 30, 1998 due to certain differences of opinion between the GMMV participants relating to allowable charges under the temporary standby status of the GMMV mining properties. As of December 31, 1998, the majority of this advance had been paid by GMMV. The Registrant, USE and Kennecott continue to work on resolving the balance of the funds due the Registrant and USE.

     The major component of decreased working capital during the six months ended November 30, 1998, is an increase in the debt due to USE of $345,400. This increase is due to amounts owed to USE for shared expenses that USE paid on behalf of both companies. These expenses during the six months ended November 30, 1998 consisted primary of payroll and operating expenses. Other debt also increased by $100,500 as a result of financing the Registrant's and USE's annual liability insurance premiums. There was also a reduction of other debt in the amount of $60,600 for a net increase in other debt of $39,900 during the six months ended November 30, 1998.

     Accounts payable decreased from $698,800 at May 31, 1998 to $323,300 as of November 30, 1998. This decrease of $375,500 is as a result of reduced operations at the GMMV properties. As part of the agreements to purchase Kennecott's interest in the GMMV, the Registrant received a $2,000,000 signing bonus. This amount is carried as a deferred purchase option until such time as the anticipated acquisition of the Kennecott interest is concluded or standby costs are offset against the $2,000,000 deferred purchase option until it is reduced to zero.

Capital Resources

     General: The primary source of the Registrant's capital resources for the remaining six months of fiscal 1999 is the cash on hand at November 30, 1998; the potential receipt of cash from the SMP Arbitration Award; possible equity financing from affiliated companies, and proceeds under the line of credit after it is renewed. The Registrant will continue to rely on USE to provide funding for its expenditures for the remaining six months of fiscal 1999. Additionally, the Registrant and USE will continue to offer for sale various non-core assets such as equipment, lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales, also will provide cash.

     Line of Credit: The Registrant and USE have had a $1,000,000 line of credit with a commercial bank. The line of credit was secured by various real estate holdings and equipment belonging to the Registrant and USE. The Registrant and USE are currently negotiating with the commercial bank to increase the line of credit. No assurance can be given that the line of credit will be increased. The commercial bank however has given initial indications that at a minimum the line of credit will be renewed in its initial amount of $1,000,000 during the third quarter of 1999. It is anticipated that the line of credit may be used to finance short term working capital needs .

     Financing: Equity financing for Sutter Gold Mining Company ("SGMC") and Plateau Resources Ltd. ("Plateau") are dependent on the market price of gold and uranium among other conditions. As of November 30, 1998, the prices for these metals remained depressed and it is not known when they will recover. The Registrant and USE continue to be optimistic concerning the future markets for these metals but cannot accurately forecast what the prices will be in the short or long term markets. If the price for these metals do not increase in the short term, the working capital of Registrant and USE will be impacted negatively due to holding costs of the properties and the ability of raising equity funding could be impaired.

     Summary: The Registrant believes that cash on hand at November 30, 1998 as well the anticipated proceeds from the Nukem litigation and the Registrant's continued reliance on USE, will be adequate to fund working capital requirements through fiscal 1999. However, these capital resources will not be sufficient to provide the funding for major capital expansions of the Registrant's mineral properties. For these expansions, the Registrant and USE continue to seek joint venture partners.

Capital Requirements

     General: The primary requirements for the Registrant's working capital during the remainder of fiscal 1999 are expected to be the costs associated with the development activities of Plateau, care and maintenance costs of the former SMP mineral properties acquired from SMP in June of 1998, payments of holding fees for mining claims, the Registrant's portion of the costs associated with the GMMV properties should the Registrant elect to participate in the holding costs of these properties and corporate general and administrative expenses.

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

     It is not anticipated that the SMP properties will be placed into production during Fiscal 1999. The Registrant and USE have determined that the SMP mining properties should be maintained and prepared for production in the future when the price of uranium increases into the $15 per pound range or at such time as the Registrant and USE are able to obtain long term delivery contracts with favorable price terms and the

     Sweetwater Mill (which is owned and operated by the GMMV) is placed into production. There are no known major reclamation obligations required during the balance of Fiscal 1999.

     In addition to receiving the SMP mining properties back in the settlement of a portion of the SMP arbitration issues, the Registrant and USE also received one of the market related delivery contracts which had previously belonged to SMP. There is one delivery under this contract during the third quarter of Fiscal 1999. The delivery requirement was sold to a third party and the Registrant and USE will make a nominal amount of profit on the sale during the third quarter of 1999. As of November 30, 1998, the Registrant has no additional delivery or financing commitments for the sale or purchase of uranium during Fiscal 1999.

     GMMV: During July 1998, the GMMV Management Committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. These same uncertainties have made the financing of the acquisition of Kennecott's interest in the GMMV more difficult. The Registrant and USE had until October 31, 1998 to complete the financing efforts to purchase Kennecott's interest. The financing was not successfully completed and the Acquisition Agreement which, was signed on June 23, 1997, expired on October 31, 1998.


     After October 31, 1998 the mines and the mill continue to be maintained. Kennecott's obligation to fund the first $50 million in expenditures is now satisfied and the Registrant and USE will be obligated to fund their 50% of the ongoing costs. The Management Committee of the GMMV is currently discussing what level of expenditures should be made to maintain the properties. A final decision on these expenditures has not been reached but the Registrant, USE and Kennecott are desirous that the expenses be held to a minimum. The Registrant and USE will need to elect to either participate in the standby costs or become diluted by not participating.

     Certain disagreements as to how the holding costs from July 1998 forward have existed between Kennecott, the Registrant and USE. Until such time as the disagreements are resolved and a firm understanding is arrived at, no estimate as to any potential financial commitment for the holding costs of the properties to the Registrant and USE can be made. If the GMMV participants are not able to resolve the disagreements on holding cost obligations, the GMMV contracts direct such disagreements to arbitration for resolution.

     Plateau: Plateau owns and operates the Ticaboo Townsite, motel, convenience store and restaurant. Additionally Plateau owns and maintains the Tony M uranium mine and Shootaring Uranium mill. The Registrant and USE are currently working to obtain the necessary permits from the State of Utah to place the Shootaring mill into production. Until such time as financing is received and profitable contracts are obtained, the Registrant and USE will not put the properties owned by Plateau into production. Historically, the net holding costs of the Plateau properties have been $70,000 per month.

     Yellow Stone Fuels Corp. ("YSFC"): In Management's opinion, YSFC has sufficient cash to complete its projected 1999 exploration program on its in-situ uranium properties. As of November 30, 1998, YSFC owed the Registrant and USE $400,000 on a convertible promissory note plus interest at 10% per annum. The note was not paid on the due date of December 31, 1998. The directors of YSFC and management of the Registrant and USE are discussing how the note will be retired. At the time of this filing, it is anticipated that the note will be retired partially in cash and partially in stock of YSFC pursuant to the terms of the note and will be completely retired during March of 1999.
Additional amounts of money totaling $157,800 have been advanced by the Registrant and USE for YSFC to a total indebtedness at November 30, 1998 of $577,800. YSFC has sufficient cash on hand to retire this indebtedness.

     Term Debt and Other Obligations: Debt to non-related parties at November 30, 1998 was $118,400 as compared to $78,500 at May 31, 1998. The increase in debt to third parties consists primary of debt due on the financing of annual insurance premiums. The balance of the debt to third parties is for the purchase of various pieces of heavy equipment and bears different interest rates and has various maturity dates.

     As of November 30, 1998, the Registrant was indebted to USE in the total amount of $6,892,500. USE has not indicated that it will call the debt, (which is covered in a promissory note), when it is due. The Registrant will need to either retire the note with shares of its common stock; pay the debt with any monies received from the SMP Arbitration Award, or negotiate with USE to extend the note and or negotiate an alternative method of repayment.

     Reclamation Obligations: It is not anticipated that any of the Registrant's working capital will be used in Fiscal 1999 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties in which the Registrant owns an interest will enter the reclamation phase prior to May 31, 1999.

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

Results of Operations

Six Months Ended November 30, 1998 Compared to Six Months Ended November 30,1997

     During the six months ended November 30, 1998, revenues decreased from the same period of the previous year by $486,900 to total revenues of $820,500. The major reduction was as a result of the Registrant not receiving any revenues from the delivery of uranium from one of the SMP delivery contracts. During the six months ended November 30, 1997, the Registrant recognized $429,300 in revenue from the profits derived from a SMP contract delivery. No such revenues were recognized during the six months ended November 30, 1998. Additionally, management fees and other income decreased by $44,100 during the six months ended November 30, 1998 from the revenues recognized during the same period of the previous year due to the curtailment of operations at the GMMV properties as of July 1998.

     Costs and expenses for the six months ended November 30, 1998 increased by $702,000 over the same period of the previous year. The primary increase in costs came as a result of increased activity on mineral properties, primarily associated with decline development in June and July on the GMMV properties and subsequent shut down expenses of the GMMV properties, commercial operations and an increase in general and administrative overhead to supervise the increased activity. The Registrant and USE also paid bonuses to four employees as recognition of the extraordinary dedication they had given to their work in the SMP arbitration/litigation. These bonuses, which included taxes due, were $561,000. The projects which are being developed, are currently not in the production phase and do not generate cash flow. With the decline in the market price of uranium, it is anticipated that the properties will not be placed into production in Fiscal 1999. However, a decision was made in July 1998 to place the GMMV Jackpot Mine on active standby status. The Registrant is therefore anticipating reductions in costs.

     As a result of the reduced revenues and increased costs discussed above, operations for the six months ended November 30, 1998 resulted in a loss of $1,419,800 or $0.14 per share as compared to a loss of $11,400 or less than $0.01 per share for the six months ended November 30, 1997.



Year 2000 Issue

     Computer programs written in the past utilize a two digit format to identify the applicable year. Any date sensitive software beyond December 31, 1999 could fail, if not modified. The result could be among other possibilities, disruptions to the operations and the inability to process financial transactions. The Registrant has evaluated the operating systems on all headquarter and field office computers and consulted with all of the vendors of the computer software which is being used by the Registrant and affiliates. The vendors have confirmed to the Registrant that all of the Registrant's software and information systems are Year 2000 compliant.

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed both the arbitration proceedings and the State Court case. In February 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association ("AAA") for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership and other claims.

     Following 73 hearing days before a three member panel of the AAA, the Panel entered an Order and Award on April 18, 1996 and supplemented the Order on July 3, 1996. The Orders were ultimately confirmed by the U.S. District Court of Colorado in its Second Amended Judgment on June 27, 1997. Please see "Item 3. Legal Proceedings" in the Registrant's 1998 Form 10-K for more details of this arbitration/litigation. Nukem/CRIC appealed the decision of the U.S. District Court to the 10th Circuit Court of Appeals (CCA) and on September 24, 1998, oral arguments were made to a three judge panel. On October 22, 1998, the 10th CCA affirmed the Second Amended Judgment issued by the Federal Court which had confirmed the AAA Orders and Award, and issued its Mandate on November 13, 1998. Thereafter, Nukem and CRIC filed a motion in the U.S. District Court seeking to stay the execution of the Judgment and offered to deposit in Court the net amount of the monetary judgment due USECC of $5,971,596 in full satisfaction of the Second Amended Judgment. USECC filed a response alleging that the equitable portion of the Judgment granting USECC a one half interest in the contracts Nukem had to purchase uranium from CIS republics, had not been satisfied and requested the Court to deny the Motion of Nukem/CRIC. USECC also filed a motion to compel the bonding company which posted the supersedeas bond for Nukem/CRIC, to pay the monetary amount of the Second Amended Judgment. As of January 13, 1999, no ruling on the motions had been received from the U.S. District Court.

Ticaboo Townsite Litigation

     In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) sued USE, Crested, Canyon and others in Utah state court. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in compensatory and punitive damages plus $90,000 in attorneys fees against USE. USE filed motions including a motion for judgment notwithstanding the verdict ("JNOV") The motions were denied by the Court and USE posted a supersedeas bond for $275,000 to appeal the judgment. The appeal is pending.

BGBI Litigation

     USE and Crested are defendants and counter or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra-lateral rights associated with two patented lode mining claims owned by Parador Mining Company Inc. ("Parador") which were initially leased to a predecessor of BGBI. The two mining claims are in and adjacent to BGBI's Bullfrog open pit and underground mine near Beatty, Nevada. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador. The lease and assignment were made subject to the earlier lease to BGBI's predecessor. Please see "Item 3, Legal Proceedings " of Registrant's 1998 Form 10-K for more details of this litigation. The record on appeal has been filed with the Nevada Supreme Court and USE, Crested and Parador have until January 26, 1999 to file their opening brief and appendix.

Department of Energy Litigation

     On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, YSFC) and the Uranium Producers of America (a trade organization), filed a complaint against the United States Department of Energy (the "DOE") in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming alleging inter alia that the DOE unlawfully transferred uranium to USEC Inc. which became a publicly traded corporation in July 1998. Please see "Item 3. Legal Proceedings " of Registrant's 1998 Form 10-K for more details of this litigation. The DOE filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the adoption of the law privatizing USEC Inc. and that USEC Inc. must be joined as an indispensable party. The State of Wyoming moved to join in the litigation on behalf of the plaintiffs. A hearing was held on the motions on January 8, 1999 before the U.S. District Court in Cheyenne, WY and the Court took the motions under advisement.

Contour Development Litigation

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (all referred to as, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in certain real estate. Please see "Item 3. Legal Proceedings" of Registrant's 1998 Form 10-K for more details on this litigation. The parties have reached an agreement to settle the litigation subject to certain conditions precedent. If all conditions are met by January 15, 1999, the case will be resolved. Otherwise, the lawsuit will continue.

ITEM 4.  Submission of Matter to a vote of Security Holders

     On December 4, 1998, the annual meeting of shareholders was held and the only issue considered was the reelection of the five directors: John L. Larsen, Max T. Evans, Daniel P. Svilar, Michael D. Zwickl and Kathleen R. Martin. These directors were reelected for a term expiring at the next succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the reelection of the five directors, the votes cast were as follows:

Name of Director      For                Against      Abstain           Withheld
----------------      ---------          -------      --------          --------
John L. Larsen        8,627,540          6575         138,616           1400
Max T. Evans          8,629,240          7075         137,416            400
Daniel P. Svilar      8,629,840          6875         137,416              0
Michael D. Zwickl     8,628,840          6875         137,416           1000
Kathleen R. Martin    8,629,140          6775         137,416            800


ITEM 5.  Other Information

     On December 28, 1998, the Utah Department of Water Quality began a 30 day public advertisement of a notice for public comments on the water discharge and construction permit for the tailings facility at Shootaring Canyon uranium mill in southeast Utah. If there are no substantial and significant comments from the public by January 11, 1999, there will be no public hearing and Registrant's affiliate Plateau Resources Ltd. should receive the discharge and construction permit.


ITEM 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits.  None.

     (b) Reports on Form 8-K. On October 22, 1998, the Registrant filed a Report in Item 5 on Form 8-K during the second quarter ended November 30, 1998. The Report was on the decision of the 10th CCA affirming the Second Amended Judgment entered by the U.S. District Court of Colorado in favor of USE and Crested and against Nukem/CRIC and the subsequent motions filed thereafter with the District Court by the Parties.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          CRESTED CORP.
                                          (Registrant)



Date: January 14, 1999        By:      /s/ Max T. Evans
                                     -------------------------------------------
                                             MAX T. EVANS,
                                             President



Date: January 14, 1999        By:      /s/ Robert Scott Lorimer
                                     -------------------------------------------
                                             ROBERT SCOTT LORIMER,
                                             Principal Financial Officer
                                             and Chief Accounting Officer