Form 10-Q
period 1999-02-28
CRESTED CORP
filed 1999-04-14
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 1999 or
     [ ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from       to
                                                    ------   ------

Commission file number   0-8773
                       ----------

                                  CRESTED CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      Colorado                                              84-0608126
--------------------------------------------             -----------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

      877 North 8th West, Riverton, WY                      82501
--------------------------------------------             -----------------------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone Number, including area code:         (307) 856-9272
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

                         YES   X             NO
                            -------             ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock,as of the latest practicable date.

             Class                            Outstanding at April 13, 1999
--------------------------------------------------------------------------------
 Common stock, $.001 par value                      10,302,694 Shares

                          CRESTED CORP. AND AFFILIATE

                                      INDEX

                                                                      Page No.
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

           Condensed Consolidated Balance Sheets
              February 28, 1999 and May 31, 1998...........................3-4

           Condensed Consolidated Statements of Operations
              Three and Nine Months Ended February 28, 1999 and 1998.........5

           Condensed Consolidated Statements of Cash Flows
              Nine Months Ended February 28, 1999 and 1998...................6

           Notes to Condensed Consolidated Financial Statements..............7

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................8-12

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.............................................13-14

ITEM 4.    Submission of Matters to Security Holders for Vote...............14

ITEM 6.    Exhibits and Reports on Form 8-K.................................15

           Signatures.......................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets
                                    ASSETS

                                                   February 28,      May 31,
                                                        1999           1998
                                                   ------------    -------------
                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $4,118,500      $1,012,700
   Accounts receivable
     Trade, net                                        41,300          89,500
     Affiliates                                     1,530,900         939,900
     SMP settlement receivable, net                     --          2,513,000
   Current portion of long-term note receivables
     Related parties                                  114,600         227,800
   Inventory and other                                 66,500          26,400
                                                   ------------    -------------
        TOTAL CURRENT ASSETS                        5,871,800       4,809,300

LONG-TERM NOTES RECEIVABLE
   Related parties                                    211,100         116,500
   Real estate sales, net of valuation
      allowance of $882,900                           182,500         182,500

INVESTMENTS IN AFFILIATES                           1,432,000       1,643,300

INVESTMENT IN CONTINGENT
   STOCK PURCHASE WARRANT                             651,000         651,000

PROPERTIES AND EQUIPMENT                            5,852,200       5,876,700
Less accumulated depreciation,
   depletion and amortization                      (3,385,100)     (3,221,700)
                                                    2,467,100       2,655,000

OTHER ASSETS                                          155,300         153,800
                                               $   10,970,800     $10,211,400




            See notes to Condensed Consolidated Financial Statements.

                          CRESTED CORP. AND AFFILIATE
                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   February 28,      May 31,
                                                       1999            1998
                                                   ------------   --------------
                                                    (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses          $  171,800      $  698,800
    Deferred GMMV Purchase Option                   2,000,000       2,000,000
    Current portion of long-term debt
      Affiliate                                     7,162,600       6,547,100
      Others                                           53,400          36,400
                                                   -----------     -----------
TOTAL CURRENT LIABILITIES                           9,387,800       9,282,300

LONG-TERM DEBT                                         22,400          42,100

ACCRUED RECLAMATION LIABILITY                         725,900         725,900

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
    65,000 shares issued, forfeit able until earned    43,900          43,900

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value;
      100,000 shares authorized;
      none issued or outstanding                         --             --
    Common stock, $.001 par value;
      20,000,000 shares authorized;
      10,237,694 shares issued and outstanding         10,200          10,200
    Additional paid-in capital                      6,375,400       6,375,400
    Accumulated deficit                            (5,594,800)     (6,268,400)
                                                  ------------    --------------
TOTAL SHAREHOLDERS' EQUITY                            790,800         117,200
                                                  ------------    --------------
                                                  $10,970,800     $10,211,400
                                                  ============    ==============



           See notes to Condensed Consolidated Financial Statements.

                          CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                           February 28,         February 28,
                                       1999         1998       1999      1998

REVENUES:
   Mineral revenue                 $  17,500   $  23,100  $   17,500  $ 429,300
   Commercial operations              52,600     137,200     439,900    529,400
   Oil sales                          14,800      24,200      41,700     62,500
   Royalties from mineral interests   16,500         -        58,800     78,300
   (Loss) on sale of assets           (4,600)        -        (4,600)       -
   Interest                           37,100      53,800     105,500    105,700
   SMP settlements, net            3,038,600         -     3,038,600        -
   Management fees and others        142,800     296,600     438,400    637,100
-                                  ----------  ---------- ----------- ----------
                                   3,315,300     534,900   4,135,800  1,842,300

COSTS AND EXPENSES:

   Mineral operations              $ 337,600   $ 178,200  $  889,600  $ 523,100
   Commercial operations             446,800      36,000     870,700    107,700
   Oil Production                      8,900       9,500      28,400     26,200
   Interest                           10,100       5,200      23,200     15,800
   General and administrative        515,100     838,400   1,436,000  1,621,900
                                   ----------  ---------  ----------- ----------
                                   1,318,500   1,067,300   3,247,900  2,294,700
                                   ----------  ---------  ----------- ----------
INCOME (LOSS) BEFORE
   EQUITY IN LOSS OF AFFILIATE
   AND PROVISION FOR INCOME
   TAXES                           1,996,800    (532,400)    887,900   (452,400)

EQUITY IN GAIN (LOSS) OF AFFILIATE    96,600     (66,000)   (214,300)  (157,400)
                                   ----------  ---------- ----------- ----------
INCOME (LOSS)  BEFORE
 PROVISION FOR INCOME TAXES        2,093,400    (598,400)    673,600   (609,800)

PROVISION FOR INCOME TAXES             -           -           -          -
                                  ----------  ----------  ---------- ----------
NET INCOME (LOSS)                 $2,093,400  $ (598,400) $  673,600 $ (609,800)
                                  ==========  ==========  ========== ==========
NET INCOME (LOSS)  PER SHARE,
   BASIC AND DILUTED              $     0.20  $    (0.06) $     0.07 $    (0.06)
                                  ==========  ==========  ========== ==========
BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING             10,237,694  10,302,694  10,237,694 10,302,694
                                  ==========  ==========  ========== ==========
DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING             10,302,694  10,302,694  10,302,694 10,302,694
                                  ==========  ==========  ========== ==========



            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE
                 Condensed Consolidated Statements of Cash Flows

                                                          Nine Months Ended
                                                             February 28,
                                                     ---------------------------
                                                        1999            1998
                                                     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)                                $  673,600       $ (609,800)
  Adjustments to reconcile net  income (loss)
      to net cash provided by (used in)
      operating activities:
      Depreciation, depletion and amortization         169,200          155,100
      Equity in loss of affiliates                     214,300          157,400
      Loss (Gain) on sale of assets                      4,600             (800)
      Deferred GMMV Purchase Option                       -           2,000,000
    Net changes in components
      of working capital                             1,403,100         (758,600)
                                                    ----------        ----------
NET CASH  PROVIDED BY OPERATING ACTIVITIES           2,464,800          943,300
                                                    ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in notes receivable                           18,600          275,800
  Investments in affiliates                             (3,000)        (316,000)
  Purchase of property and equipment                   (35,900)        (546,500)
  Proceeds from sale of assets                          50,000            2,000
  Increase in other assets                              (1,500)             -
  Development of mining claims                            -                (600)
                                                    ----------        ----------
NET CASH PROVIDED BY( USED IN) INVESTING ACTIVITIES     28,200         (585,300)
                                                    ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from third party debt                       100,500          313,300
  Payment on long term debt                           (103,200)        (239,600)
  Net activity on long term debt due to affiliate      615,500          347,100
                                                    ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              612,800          420,800
                                                    ----------        ----------
NET INCREASE IN
  CASH AND CASH EQUIVALENTS                          3,105,800          778,800

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,012,700           37,100
                                                    ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 4,118,500       $  815,900
                                                    ==========        ==========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                    $    23,200       $   15,800
                                                    ==========        ==========
  Income tax paid                                  $     6,285       $    9,500
                                                    ==========        ==========

                                 CRESTED CORP.
              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of February 28, 1999 the Condensed Consolidated Statements of Operations for the three and nine months ended and the condensed consolidated statement of Cash Flows for the nine months ended February 28, 1999 and 1998, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at May 31, 1998, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of February 28, 1999 and May 31, 1998, the results of operations for the three and nine months ended February 28, 1999 and 1998, and the consolidated statements of cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1998 Form 10-K. The results of operations for the periods ended February 28, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

     3) The condensed consolidated financial statements of the Company include its proportionate share of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by Company and 50% by Company's parent, U.S. Energy Corp. ("USE"). All material inter-company profits and balances have been eliminated.

     4) Deferred GMMV Purchase Option at February 28, 1999 and May 31, 1998 consists of the Company's half of the $4,000,000 Signing Bonus received when the Company and its parent, USE entered into an Acquisition Agreement with Kennecott Uranium Company to acquire the Green Mountain Mining Venture ("GMMV") properties. (See GMMV discussion in Item 2).

     5) During the nine months ended February 28, 1998 the Company received $5,551,900 in cash as a result of the settlement of the monetary portion of the SMP Arbitration Order and Award. The Company recognized revenues of $3,038,600 during the quarter ended February 28, 1999, the balance of revenues were recognized at the year ended May 31, 1998. The Company and USE continued to pursue the enforcement of the equitable portions of the Order and Award.

     6) Debt at February 28, 1999 and May 31, 1998 consists primarily of the balance on a note payable to the Company's parent USE of $7,162,600 and 6,547,100, respectively. The remaining long-term debt of $75,800 at February 28, 1999 and 78,500 at May 31, 1998 is for various equipment purchases and the financing of annual insurance premiums through financial institutions.

     7) The reclamation liability of $725,900 represents the Company's 50% share of the liability at the Sheep Mountain Mines in the Crooks Gap Mining District. This reclamation work may be performed over several years and will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is not anticipated that either of these events will occur for sometime into the future.

     8) In February 1997, SFAS No. 128 "Earnings per Share" was issued and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share." Adoption of SFAS 128 did not have an effect on the Company's previously reported net income (loss) per common share.

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     During the nine months  ended  February  28,  1999,  the  Company  received
$5,551,900 in cash as a result of a partial settlements of the Sheep Mountain Partners ("SMP") arbitration. Of this amount, $3,038,600 was recognized by the Company as revenue during the nine months ended February 28, 1999 and $2,295,000, net, during the year ended May 31, 1998. The receipt of these cash settlements increased the cash position of the Company at February 28, 1999 to $4,118,500 or a net increase for the nine months in cash of $3,105,800. Other increases in components of working capital were increases in Inventory and other of $40,100 and Accounts Receivable Affiliates of $591,000. Inventory and other increased by $40,100 as a result of prepaid insurance incurred for fiscal 1999. Accounts Receivable Affiliates increased due to the Company and its parent U.S. Energy Corp. ("USE") advancing funds for the Green Mountain Mining Venture ("GMMV") operations that had not been reimbursed by the GMMV as of February 28, 1999. The Company and USE continue to work with Kennecott on resolving the balance due.(Please see the GMMV discussion below)

     The major component of decreased working capital during the nine months ended February 28, 1999, is an increase in the current portion of long-term debt. Long term debt and the current portion of long term debt increased by $612,800 during the nine months ended February 28, 1999. This increase is due to amounts owed USE for shared expenses that USE paid on behalf of the Company. The other increase in debt was as a result of financing the Company's portion of pre-paid insurance premiums, which increased debt by $100,500.

Capital Resources

     General: The primary source of the Company's capital resources for the remaining three months of fiscal 1999 are the cash on hand at February 28, 1999; the potential receipt of cash from the equitable portion of the SMP Arbitration Order and Award which impressed a constructive trust on the contracts Nukem entered into with three CIS republics; possible equity financing from affiliated companies, and proceeds under the line of credit once it is renewed. The Company will continue to rely on USE to provide funding for its expenditures for the remaining three months of fiscal 1999. Additionally, the Company and USE will continue to offer for sale various non-core assets such as equipment, lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, commercial operations at Ticaboo, aircraft chartering and aviation fuel sales, also will provide cash.

     Line of Credit: The Company and USE had a $1,000,000 line of credit with a commercial bank. The line of credit was secured by various real estate holdings and equipment belonging to the Company and USE. The Company and USE are negotiating with the commercial bank to increase the line of credit to $3,000,000. No assurance can be given that the line of credit will be increased. The bank has however indicated that the line of credit will be renewed for at least its original amount. It is anticipated that this renewal will occur prior to year end at May 31, 1999. The line of credit will be used to finance short term working capital needs.

     Financing: Equity financing for Sutter Gold Mining Company ("SGMC") and Plateau Resources Ltd. ("Plateau") are dependent on the market price of gold and uranium, respectively among other conditions. As of February 28, 1999, the prices for these metals remained depressed and it is not known when they will recover. The Company and USE continue to be optimistic concerning the future markets for these metals but cannot accurately forecast what the prices will be in the short or long term markets. If the price for these metals do not increase in the short term, the working capital of Company and USE will be impacted negatively due to holding costs of the properties and the ability of raising equity funding could be impaired.

     Summary: The Company believes that cash on hand at February 28, 1999 as well as proceeds from the renewed line of credit, if needed, the anticipated proceeds from the SMP Arbitration Order and Award and the Company's continued reliance on USE, will be adequate to fund working capital requirements through fiscal 1999. However, these capital resources will not be sufficient to provide the funding for major capital expansions of the Company's mineral properties.

Capital Requirements

     General: The primary requirements for the Company's working capital during the remainder of fiscal 1999 are expected to be the costs associated with the development activities of Plateau, care and maintenance costs of the former SMP mineral properties acquired from SMP in June of 1998, payments of holding fees for mining claims, the Company's portion of the costs associated with the GMMV properties should the Company elect to participate in the plans and budget and corporate general and administrative expenses.

     SGMC: The Company owns a minority interest in SGMC and is therefore not directly responsible for the ongoing administrative and development costs of the properties owned by SGMC. Through its affiliation with USE however, the Company assists in the efforts to secure financing to place the SGMC properties into production. SGMC is currently negotiating with an equity banking firm to raise the funds necessary to complete the mine and mill complex and place the property into production. In addition to developing the mineral property, SGMC plans to construct a visitors center on its property which will generate additional cash flows. No assurance can be given that SGMC will be successful in raising the necessary funds to complete these projects through equity markets.

     SMP: As part of a settlement agreement reached during the fourth quarter of 1998, the SMP mines and associated properties were transferred to the Company and USE. The holding and reclamation costs associated with these mining properties are now the responsibility of the Company and USE. The holding costs have been approximately $65,000 per month for the last two fiscal years. The Company and USE continue to search for improved techniques that will reduce these monthly costs. The future reclamation costs on the SMP properties are covered by a reclamation bond which is secured by the pledge of certain real estate assets owned by the Company and USE. The dollar amount for the reclamation bond is reviewed annually by regulatory agencies. The Company's portion of the reclamation liability on the SMP properties as of February 28, 1999 is $725,900 and is shown as "Reclamation liability " within the condensed consolidated balance sheet.

     It is not anticipated that the SMP properties will be placed into production during Fiscal 1999. The Company and USE have determined that the SMP mining properties should be maintained and prepared for production in the future when the price of uranium concentrates increases into the $15 per pound range or at such time as the Company and USE are able to obtain long term delivery contracts with favorable price terms and the Sweetwater Mill (which is owned and operated by the GMMV) is placed into production. There are no major reclamation obligations requirements during the balance of Fiscal 1999 that the Company and USE are aware of on the SMP properties.

     In addition to receiving the SMP mining properties as partial settlement of the SMP arbitration issues, the Company and USE also received one of the market related delivery contracts which had previously belonged to SMP. There was one delivery under this contract during the third quarter of Fiscal 1999. The delivery requirement was sold to a third party and the Company and USE received $35,000, one half to each, on the sale during the current quarter. As of February 28, 1999, the Company has no additional delivery or financing commitments for the sale or purchase of uranium during Fiscal 1999.

     The Company and USE continue to fund efforts to collect the equity portion of the SMP Arbitration Award. Additional court actions have been taken in an effort to collect amounts that the Company and USE believe are due them under the Award. It is not known when these matters will be resolved and what the cost of resolution will be. Please refer to Part II, Item I. Legal Proceedings.

     GMMV: During July 1998, the GMMV Management Committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. These same uncertainties resulted in the failure in the attempt of USECC to acquire Kennecott's interest in the GMMV. The Company and USE had until October 31, 1998 to complete the financing efforts to purchase Kennecott's interest. The financing was not successfully completed and the Acquisition Agreement which was signed on June 23, 1997, expired on October 31, 1998.


     After October 31, 1998, the mines and the mill continue to be maintained. Kennecott's obligation to fund the first $50 million in expenditures is now satisfied. The Management Committee of the GMMV is currently discussing what level of expenditures should be made to maintain the properties. A final decision on these expenditures has not been reached but the Company, USE and Kennecott are desirous that the expenses be held to a minimum. Although
Kennecott's $50 million work commitment has been satisfied, the entire $16 million loan under the Acquisition Agreement was not advanced by Kennecott. The GMMV Management Committee is still discussing how and when the balance of $1.5 million under the loan can be spent. The Company and USE have notified GMMV and Kennecott that they will not be able to participate in the ongoing holding costs of the mine and mill which could potentially cause a dilution of their interests in the GMMV. The GMMV Management Committee has not resolved how to proceed.

     Expenditures through October 1998 were covered under the $16 million dollar loan from Kennecott Energy pursuant to the Acquisition Agreement. From that time forward, the Company and USE have continued to fund the operations at the GMMV mineral properties. At the time of the filing of this report, all but approximately $450,000 of the monies advanced by the Company and USE have been reimbursed by GMMV. The Company and USE continue to discuss with Kennecott the resolution of the outstanding amounts.

     Plateau: Plateau owns and maintains the Tony M uranium mine and Shootaring Uranium mill in southeastern Utah. The Company and USE are currently working to obtain the final approval from the NRC to place the Shootaring mill into production. The Company and USE are seeking debt or equity financing to put the mill and Tony M mine into production. Until such time as the financing is received and profitable contracts are obtained, the Company and USE do not plan to put the properties owned by Plateau into production. Historically, the net holding costs of the Plateau properties have been $70,000 per month.

     Plateau also operates the Ticaboo Townsite and commercial operations. Those operations consist of a motel, convenience store, restaurant - bar, mobile home lot rentals, projected sale of home lots and boat storage facilities. Plateau is currently expanding its boat storage and real estate sales business. It is anticipated that following the initial development stage that these operations will be grown out of profits off on going sales.

     Yellow Stone Fuels Corp. ("YSFC"): In Management's opinion, YSFC had sufficient cash to complete its projected 1999 exploration program on its in-situ uranium properties. YSFC owes the Company and USE $400,000 on a convertible promissory note plus interest at 10% per annum which was due on March 31, 1999. Additionally, YSFC is indebted to the Company and USE for the interest accrued on the note and additional amounts that the Company and USE have advanced for YSFC for a total indebtedness at February 28, 1999 of $654,700. YSFC has sufficient cash on hand to retire this indebtedness. YSFC has indicated its desire to pay the total indebtedness in cash but it is not certain that a cash payment will be made as YSFC may elect, at its option, to pay the promissory note with shares of its common stock.

     Term Debt and Other Obligations: Debt to non-related parties at February 28, 1999 was $75,800 as compared to $78,500 at May 31, 1998 The increase in debt to non-related parties consists primary of debt due on the financing of annual insurance premiums. The balance of the debt to non-related parties is for the purchase of various pieces of heavy equipment and bears different interest rates and has various maturity dates. All payments on the debt are current.

     As of February 28, 1999, the Company was indebted to USE in the total amount of $7,162,600. USE has not indicated that it will call the debt, (which is backed by a promissory note), when it is due. The Company will need to either retire the note with shares of its common stock; pay the debt with any monies received from the SMP Arbitration Award if additional cash is received or negotiate with USE to extend the note and or negotiate an alternative method of repayment.

     Reclamation Obligations: It is not anticipated that any of the Company's working capital will be used in Fiscal 1999 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties in which the Company owns an interest of will enter the reclamation phase prior to May 31, 1999.

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

     The tax years through May 31, 1992 are closed after audit by the IRS. On October 5, 1998 the Company and USE met with the Appeals Office of the IRS in Denver, Colorado to discuss resolving issues raised for Fiscal 1993 and 1994. The Company and USE have resolved all outstanding issues for those years without incurring any cash commitments for additional taxes due. The IRS is currently concluding its review of Fiscal 1995 and 1996 for both companies, but no final reports have been issued therefore no representations can be made as to their ultimate outcome.

Results of Operations

     Nine months Ended February 28, 1999 Compared to Nine months Ended February 28, 1998

     During the nine months ended February 28, 1999, revenues increased from the same period of the previous year by $2,293,500 to total revenues of $4,135,800. The major increase resulted from the Company recognizing $3,038,600 in revenues as the payment of the monetary portion of the SMP Arbitration Award after the 10th Circuit Court affirmed the Federal Court's Second Amended Judgment which was appealed by Nukem and CRIC. This increase was offset by a reduction in revenues recognized from the delivery of uranium under SMP contracts. During the nine months ended February 28, 1998, the Company recognized $429,300 in revenue from a SMP contract delivery. During the nine months ended February 28, 1999, the Company only recognized $17,500.

     Costs and expenses for the nine months ended February 28, 1999 increased by $953,200 over the same period of the previous year. The primary increase in costs came as a result of increased activity on mineral properties and commercial operations along with an increase in general and administrative overhead to supervise the increased activity. The projects which are being developed, are currently not in the production phase do not generate cash flow. With the decline in the market price of uranium, the properties will not be placed into production in Fiscal 1999. Until the price of uranium concentrates recovers and the capital is raised to place the properties into production, the operating and administrative costs of the properties should decline until they consist of only standby costs.

     As a result primarily of the increased revenues from the SMP arbitration, operations for the nine months ended February 28, 1999 resulted in a net income of $673,600 or $0.07 per share as compared to a loss of $609,800 or $0.06 per share for the nine months ended February 28, 1998.

Year 2000 Issue

     Computer programs written in the past utilize a two digit format to identify the applicable year. Any date sensitive software beyond December 31, 1999 could fail, if not modified. The result could be among other possibilities, disruptions to the operations and the inability to process financial transactions. The Company has evaluated the operating systems on all headquarter and field office computers and consulted with all of the vendors of the computer software which is being used by the Company and affiliates. The vendors have confirmed to the Company that all of the Company's software and information systems are Year 2000 compliant.

                          PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested, d/b/a USECC and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed the arbitration proceedings and the State Court case was also stayed. In fiscal 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association, ("AAA") for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

     Following hearings before a three member panel of the AAA, the Panel entered an Order and Award on April 18, 1996 and supplemented it on July 3, 1996, which were ultimately confirmed by the U.S. District Court of Colorado. Please see "Item 3. Legal Proceedings " in the Company's 1998 Form 10-K for more details of this arbitration/litigation. Nukem appealed the decision of the U.S. District Court to the 10th Circuit Court of Appeals and on September 24, 1998, oral arguments were made to a three judge panel. On October 22, 1998, the 10th Circuit Court of Appeals affirmed the Second Amended Judgment issued by the Federal Court confirming the Arbitration Order and Award and issued its Mandate on November 13, 1998. Thereafter, Nukem and CRIC filed a motion in the U.S. District Court seeking full satisfaction of the judgment against them and offering to deposit the net amount due USECC of $5,971,596 in full satisfaction of the Second Amended Judgment. Plaintiffs USECC filed a response requesting the Court to deny Defendants Motion and filed a motion to compel the company which posted the supersedeas bond for Nukem to pay the judgment. The District Court denied the motion of Nukem and CRIC and Nukem paid USECC $6,077,264 on February 9, 1999. Since then, USECC has filed certified copies of the Second Amended Judgment in Illinois and elsewhere to enforce the Judgment. Proceedings in aid of execution are pending in a Federal and State Court in Illinois.

Ticaboo Townsite Litigation

     In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) sued USE, Crested and others in Utah State Court. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in compensatory and punitive damages plus $90,000 in attorneys fees against USE. USE filed motions including a motion for judgment notwithstanding the verdict ("JNOV") which were denied by the Court. USE posted a supersedeas bond for $275,000 and is appealing the judgment. The opening brief of USE is due on May 11, 1999.

BGBI Litigation

     USE and Crested are defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra-lateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine near Beatty, Nevada. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador. The lease and assignment are subject to the lease to BGBI's predecessor. Please see "Item 3, Legal Proceedings " of Registrant's 1998 Form 10-K for more details of this litigation. The record on appeal has been filed with the Nevada Supreme Court and the Company, USE and Parador have requested that the record be supplemental because it was incomplete. Thereafter, briefs will be filed by BGBI and the Company, USE and Parador.

Department of Energy Litigation

     On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, YSFC) and the Uranium Producers of America (a trade organization) filed a complaint against the United States Department of Energy (the "DOE") in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming alleging inter alia that the DOE unlawfully transferred uranium to USEC Inc. which became a publicly traded corporation. Please see "Item 3. Legal Proceedings " of Registrant's 1998 Form 10-K for more details of this litigation. The DOE has filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the USEC Inc. privatization and that USEC Inc. must be joined as an indispensable party. The motion was heard on January 8, 1999 in Cheyenne, Wyoming and the District Court took the motion under advisement.

Contour Development Litigation

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in certain real estate. Please see "Item 3. Legal Proceedings " of Registrant's 1998 Form 10-K for more details on this litigation. The parties have reached an agreement to settle the litigation and documents are being circulated for authority to resolve the disputes.

ITEM 4.  Submission of Matters to Security
     Holders for Vote On December 4,1998, an annual meeting of shareholders was held and the only issue was the election of five directors. The results of the meeting were reported in the Company's Form 10Q for fiscal quarter ended November 30, 1998.

ITEM 5. Other Information On December 28, 1998, the Utah Department of Water Quality began public advertisement of a notice for a public hearing on the water discharge permit for the Shootaring Canyon uranium mill. The state issued the permit on March 17, 1999 and will be reviewed by the NRC to determine if the permit is in compliance.

ITEM 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits. None.

     (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the three months ended February 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          CRESTED CORP.
                                          (Registrant)



Date: April 13, 1999          By:   /s/ John L. Larsen
                                    -----------------------------------------
                                    JOHN L. LARSEN,
                                    Chairman and Vice President



Date: April 13, 1999          By:   /s/ R. Scott Lorimer
                                    ------------------------------------------
                                    ROBERT SCOTT LORIMER,
                                    Principal Financial Officer
                                    and Chief Accounting Officer