Form 10-K
period 1999-05-31
CRESTED CORP
filed 1999-08-30
CIK 25657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number 0-8773

                                  CRESTED CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Colorado                                                 84-0608126
---------------------------------------------------       ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

        877 North 8th West
        Riverton, WY                                                82501
---------------------------------------------------       ----------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's Telephone Number, including area code:             (307) 856-9271
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 26, 1999 computed by reference to the average of the bid and asked prices for the Registrant's common stock as reported by National Quotation Bureau on Pink Sheets for the week then ended, was approximately $1,583,231.

               Class                          Outstanding at August 26, 1999
------------------------------------------   -----------------------------------
        Common Stock, $0.001 par value               10,349,664 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the item numbers involved:

        1999 Annual Meeting Proxy Statement for the fiscal year ended May 31, 1999, into Items 10-13 of Part III of the filing.

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

                                     PART I

ITEM 1 AND ITEM 2. BUSINESS AND PROPERTIES

(A)     GENERAL.

        Crested Corp. ("Crested" or the "Registrant") and its parent U.S. Energy Corp.("USE") are in the business of acquiring, exploring, developing and/or selling or leasing mineral properties, and the mining and marketing of minerals. Crested is now engaged in two principal mineral sectors: uranium and gold, both of which are currently in the care and maintenance mode. The most significant uranium properties are located on Green Mountain and Sheep Mountain in Wyoming, and in southeast Utah. USE's gold operations are conducted through Sutter Gold Mining Company ("SGMC"), a 63% USECC owned subsidiary. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. Crested and USE also carry on small oil and gas operations in Montana and Wyoming. Other Crested business segments are commercial operations (real estate and general aviation). Crested has a May 31 fiscal year.

        Crested was incorporated in Colorado in 1970. All of its operations are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone
(307) 856-9271.

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

        In fiscal 1998, USE and Crested continued the development of the GMMV uranium mines and the upgrade of the GMMV's Sweetwater uranium mill and the Shootaring Canyon uranium mill in southeast Utah (owned by Plateau Resources Ltd., a wholly-owned USE subsidiary). In addition, USE intends to implement plans for it and Crested to consolidate their uranium assets into a single subsidiary and finance the startup of its mines and mill operations, subject to obtaining the necessary debt or equity funding. There is no assurance such financing can be obtained.

        For fiscal 2000, USE and Crested intend to seek the financing necessary to re-commence development work at the Jackpot Mine. In late July 1998, USE, Crested and Kennecott made a business decision to temporarily cease development work at the Jackpot Mine because of the expected negative impact on uranium prices due to the amount of uranium inventory which USEC Inc. (a newly privatized government entity, see USEC Inc. below) announced was held in its inventory and could be sold into the market. However, other factors are affecting the uranium market (reductions in current and planned production), such that the resumption of development work and putting the Utah uranium properties into production in the near-term may be warranted. See "Uranium Market Information." USE and Crested are in discussions with various sources of capital for this purpose, however, no funding agreements have been reached as of the date of this Report and there is no assurance any such funding would be received. Such funding would also finance USE's and Crested's purchase of Kennecott's interest in the GMMV. See "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

        USE also will be refining the mine and mill plan for the Lincoln Project in California (held by Sutter Gold Mining Company, a majority-owned subsidiary of USE and a minority owned subsidiary of Crested), with the objective of continuing mine development, building a gold mill and producing gold, when the financing becomes available. Permitting costs for the Lincoln Project will be funded internally by Sutter Gold Mining Company, as supplemented by additional funding from USE and/or third parties. However, there are no outside funding agreements as of the date of this Report and there is no assurance needed funding will be received. See "Gold" below.

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

Percentage of Net Revenue contributions by the two segments in the last three fiscal years were:

                              Percentage of Net Revenues During the Year Ended
                             ---------------------------------------------------
                              May 31,             May 31,               May 31,
                               1999                1998                  1997
                             --------            --------              --------

Minerals                        3%                   11%                   6%
Commercial Operations          14%                   19%                  29%

        Crested received $43,800 in revenues from the sale of uranium in fiscal 1999. Mineral revenues were generated from sales of uranium under certain of the utility supply contracts held by Sheep Mountain Partners ("SMP"), a Colorado general partnership and the molybdenum royalty. During fiscal 1997, there were no revenues from mineral sales (except for molybdenum royalty interest) in part due to the arbitration proceedings involving SMP (see Item 3, "Legal Proceedings Sheep Mountain Partners Arbitration/Litigation"). Additional mineral revenue was generated by Crested's molybdenum interest.

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

GREEN MOUNTAIN

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

        All of the GMMV mining claims are accessible by county, private and/or United States Bureau of Land Management ("BLM") access roads. Exploration and delineation of the principal uranium resources in the proposed Jackpot Mine have been substantially completed. The BLM had signed a Record of Decision approving the Jackpot Mine Plan of Operations following preparation of a final Environmental Impact Statement ("EIS") for the proposed mine, and on June 25, 1996, the Wyoming Department of Environmental Quality ("WDEQ") issued Mine Permit No. 660 that is required for GMMV to develop the underground Jackpot Mine and mine the uranium deposits. The proposed mine has had no previous operators, and will be a new mine when opened. The Big Eagle Mine and related claim groups (which are near the proposed Jackpot Mine and are part of the Green Mountain Claims held by the GMMV), are accessible by county and private roads. The Big Eagle Mine was first operated by Pathfinder Mines Corporation ("PMC") starting in the late 1970s.

SHEEP MOUNTAIN

        Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From December 21, 1988 to June 1, 1998, these assets were held by SMP. On June 1, 1998, USECC received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem and CRIC. See Item 3, "Legal Proceedings." The Sheep Mountain Mines 1 and 2 are accessible by county and private roads and were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

YELLOW STONE FUELS CORP.

        Yellow Stone Fuels Corp.("YSFC"), was organized on February 17, 1997 in Ontario, Canada. As of February 17, 1997, YSFC acquired all the outstanding shares of Common Stock of Yellow Stone Fuels, Inc. (a Wyoming corporation which was organized on June 3,1996), in exchange for YSFC issuing the same number of shares of YSFC Stock to the former shareholders of Yellow Stone Fuels, Inc. ("YFI"). YSFC and its wholly-owned subsidiary Yellow Stone Fuels, Inc. are herein collectively referred to as YSFC.

        YSFC has 11,851,500 shares of common stock issued and outstanding, including 2,700,250 shares (22.8%) issued to USE and 1,568,750 shares (13.2%) issued to Crested.

        In order to concentrate the efforts of USECC on conventional uranium mining using the Shootaring Canyon and Sweetwater Mills, USECC decided to take a minority position in YSFC and not be directly involved in properties believed suitable for the production of uranium through the in-situ leach ("ISL") mining process. USECC will have the right of first refusal with respect to any uranium ore bodies YSFC discovers which are amenable to conventional mining and milling and YSFC will have the right of first refusal with respect to ore bodies discovered by USECC amenable to the ISL process. In the ISL process, groundwater fortified with oxidizing agents is pumped to the ore body, causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to uranium oxide which is shipped to conversion facilities for eventual sale. Generally, the ISL process is more cost effective and environmentally benign compared to conventional mining techniques. In addition, less time may be required to bring an ISL mine into operation than to permit and build a conventional mine and mill.

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

THE PROPERTY INTERESTS OF USE AND CRESTED IN UTAH THROUGH PLATEAU RESOURCES LTD. ("PLATEAU") ARE:

        Plateau Resources Ltd. is a wholly-owned subsidiary of USE, however, Crested owns an interest in Plateau. See "Plateau Shootaring Canyon Mill" below.

        The Tony M Mine and the Frank M properties, underground uranium deposits in San Juan County, Utah are located partially on Utah State mining leases. These properties are accessible by county roads.

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

        In fiscal 1991, USE and USECC entered into an agreement to sell 50 percent of their interests in the Green Mountain uranium claims, and certain other rights, to Kennecott for $15,000,000 (USE's share of the proceeds was $12,600,000, and the balance was Crested's) and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures pursuant to Management Committee budgets. At the same time, USE and USECC ("USE Parties") and Kennecott formed the GMMV to develop, mine and mill uranium ore from the Green Mountain Claims, and market U3O8. For detailed explanation of the GMMV agreement, please see Crested Corp.'s 1998 Annual Report on Form 10-K at pages 6 and 7.

        The GMMV Management Committee has three Kennecott representatives and two USECC representatives, acts by majority vote, and appoints and supervises the project manager. In fiscal 1993, Kennecott became the GMMV project manager and has continued as project manager through May 31, 1998. USECC has continued work on a contract basis at Kennecott's request through May 31, 1999.

        Activities on the GMMV properties have included environmental and mining equipment studies, mine permitting and planning work, property maintenance, setting up a uranium marketing program, acquisition and monitoring of the Sweetwater Mill and preparation of an application to the U. S. Nuclear Regulatory Commission ("NRC") to convert the Sweetwater Mill license from standby to an operating license. USE and Crested have completed the construction of additional mining support facilities at the Jackpot Mine in fiscal 1999, including; the installation of natural gas lines and phone services; construction of a new shop building containing offices, a dry-change room, emergency generators, air compressors and mechanical repair base; upgrading the ore haul road; and installation of a conveyor and stacker and other incidental mine activities, while maintaining all permits and licenses at the Jackpot Mine and Sweetwater Mill. For underground mine development work, the GMMV had driven twin decline tunnels 18 feet wide and 12 feet high on a -17 percent grade approximately 2,000 feet each into Green Mountain with 1,000 feet of cross cuts between the declines. All of these development costs in fiscal 1999 have been funded through the $16,000,000 loan in connection with Kennecott's $50,000,000 work commitment (for its 50 percent interest).

JUNE 23, 1997 ACQUISITION AGREEMENT WITH KENNECOTT URANIUM COMPANY

        On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott, for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. Kennecott paid USE and USECC $4,000,000 as a signing payment, and committed to provide the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational. The work to develop the proposed Jackpot Mine and ready the Sweetwater Mill for operations was performed by USECC as lessee of all the GMMV mineral properties under a Mineral Lease Agreement between the GMMV and USECC (the "Mineral Lease"), and as an independent contractor under a Contract Services Agreement (the "Mill Contract") between Kennecott (as manager of the GMMV) and USECC. Both the Mineral Lease and the Mill Contract, as well as a Fourth Amendment to the GMMV Mining Venture Agreement among Kennecott, USE and USECC (the "Fourth Amendment to the GMMV Agreement"), were executed simultaneously with the Acquisition Agreement. For detailed explanation, please see Crested Corp. 1998 Annual Report on Form 10-K and Note F in the consolidated financial statements.

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

Enrichment Corporation," below) on uranium oxide prices, on July 31, 1998, Kennecott and USE and Crested made a business decision to temporarily place the Jackpot Mine on standby, which resulted in the lay off of approximately 45 employees. Resumption of development work with funding from GMMV provided by Kennecott will depend on resolution of the USEC Inc. uranium inventory sales issue (see Item 3, "Legal Proceedings") and improved uranium prices.

PROPERTIES AND MINE PLAN.

        The GMMV owns the Big Eagle Properties on Green Mountain, which contain substantial uranium mineralization, and are adjacent to the other GMMV mining claims. The Big Eagle Properties contain two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of 500,000 tons of uranium material with a grade of approximately .05% U3O8. The assets include two buildings (38,000 square feet and 8,000 square feet) formerly used by Pathfinder Mines Corporation ("PMC") in mining operations. Also included are three ore- hauling vehicles, each having a 100-ton capacity. Permits transferred to the GMMV for the properties include: a permit to mine, an air quality permit, and water discharge and water quality permits. The GMMV owns the mineral rights to the underlying unpatented lode mining claims.

        The Round Park (Jackpot) mining claims formerly owned solely by USE, contain deposits of uranium which have been estimated to contain 52,000,000 pounds of U3O8; the grade averages 4.6 pounds of U3O8 per ton of mineralized material. The GMMV plans to mine this mineralized material from two decline tunnels (-17 percent slope) in the Jackpot Mine, which are being driven underground from the south side of Green Mountain. The first of several mineralized horizons in the Round Park deposits, is about 2,300 feet vertically down from the surface of Green Mountain.

        SWEETWATER MILL. In fiscal 1993, the GMMV acquired the Sweetwater uranium processing mill and associated properties located in Sweetwater County, Wyoming, approximately 23 miles south of the proposed Jackpot Mine, from a subsidiary of Union Oil Company of California ("UNOCAL"), primarily in consideration of Kennecott and the GMMV assuming environmental liabilities, and decommissioning and reclamation obligations.

        The  Sweetwater  Mill  was  designed  as a 3,000  ton  per  day  ("tpd")
facility. UNOCAL's subsidiary, Minerals Exploration Company, reportedly processed in excess of 4,200 tpd for sustained periods. The mill is one of the newest uranium milling facilities in the United States, and has been maintained in good condition. UNOCAL has reported that the mill buildings and equipment have historical costs of $10,500,000 and $26,900,000, respectively.

        As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). GMMV has agreed to be responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $24,330,000, which includes a $4,560,000 bond required by the NRC. None of the GMMV future reclamation and closure costs are reflected in the Consolidated Financial Statements (see "Notes F and K to the Consolidated Financial Statements for fiscal year ended May 31, 1999").

        The reclamation and environmental liabilities assumed by the GMMV consist of two categories: (1) cleanup of the inactive open pit mine site near the mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the mill building, equipment and tailings cells after mill decommissioning. On June 18, 1996, Kennecott established an irrevocable Letter of Credit through Morgan Guaranty Trust Company of New York City in the amount of $19,767,079 in favor of the Wyoming Department of Environmental Quality ("WDEQ") for reclamation requirements of the GMMV. The Letter of Credit was increased by $10,000 on August 26, 1996 to cover off-permit wetland enhancement. On March 8, 1999, Kennecott exchanged four surety bonds from St. Paul Fire and Marine Insurance Company in the total amount of $19,777,079 to replace the Morgan Guaranty letter of credit. This was approved by the WDEQ. The WDEQ exercises delegated jurisdiction from the United States Environmental Protection Agency ("EPA") to administer the Clean Water Act and the Clean Air Act, and directly administers Wyoming statutes on mined land reclamation. The Sweetwater Mill is also regulated by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

        Although the GMMV is liable for all reclamation and environmental compliance costs associated with mill and site maintenance, as well as mill decontamination and cleanup and site reclamation and cleanup after the mill is decommissioned, USECC believes it is unlikely USECC would have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs covered by the surety bonds and other surety appear to be within the $24,330,000 of reclamation bonds posted by Kennecott for GMMV. These costs are not expected to increase materially if the mill is not put into operation. Second, UNOCAL has agreed that if the GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or January 1, 2001, (which liabilities are not due solely to the operations of GMMV), then UNOCAL will loan the GMMV the first $8,000,000 (escalated according to the Consumer Price Index to current dollars, from 1993) of such expenditures. Any reimbursement for the loan may only be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the Sweetwater Mill. Third, payment of reclamation and environmental liabilities related to the Mill is guaranteed by Kennecott. Last, the GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities when mining and milling operations are finally shut down.

        Kennecott will be entitled to contribution from the USE Parties in proportion to their participating interests in the GMMV, if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee. Such contributions would be required only if the liabilities cannot be satisfied by Kennecott within the balance of any development commitment as provided by the Acquisition Agreement, after the credits provided by the Fourth Amendment to the GMMV (see the "June 23, 1997 Acquisition Agreement with Kennecott" above). In addition, if and to the extent such liabilities resulted from UNOCAL's mill operations, and payment of the liabilities was required before January 1, 2001 and before mill production resumes, then up to $8,000,000 (escalated) of that amount would be advanced in a loan from UNOCAL payable out of production from the mill, before Kennecott would be required to pay on its guarantee. However, notwithstanding the preceding, the extent of any ultimate USECC liability for contribution to mill cleanup costs cannot be predicted.

Kennecott has made an application to the Wyoming DEQ for a third five year interim stabilization plan on the Sweetwater Pit where uranium mineralized material was mined and processed through the mill. The Wyoming Environmental Quality Council is currently reviewing the application and a decision is expected in September 1999.

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

        Kennecott initiated discussions and made filings with the NRC regarding amendments to the Source Material License to resume ore processing at the Sweetwater Mill. On August 25, 1999, the Company was advised that the NRC issued the Operating Permit for the mill.

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

PLATEAU'S SHOOTARING CANYON MILL

        ACQUISITION OF PLATEAU RESOURCES, LIMITED ("PLATEAU"). In August 1993, USE purchased from Consumers Power Company ("CPC"), all of the outstanding stock of Plateau which owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah (the "Shootaring Mill") for a nominal cash consideration. Subsequent to closing, USE and Crested agreed that after Plateau's unencumbered cash had been depleted, USE and Crested each would assume one-half of Plateau's obligations, and share equally in Plateau's operating cash flows, pursuant to the USECC Joint Venture. For detailed explanation of the transaction, please see Crested Corp.'s 1998 Annual Report on Form 10-K at page 13.

        SHOOTARING MILL AND FACILITIES. The Shootaring Mill is located in south-eastern Utah and occupies 19 acres of a 265 acre plant site. The mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer 1982. In 1984, Plateau put the mill on standby because of the depressed U3O8 market.

        Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine. Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond to $6,700,000, the NRC issued the new license on May 2, 1997. Plateau has an additional $2,390,900 of government securities available for further bonding needs.

        In fiscal 1998 and 1999, in anticipation of resuming milling operations, Plateau significantly performed a reactivation and rehabilitation program at the Mill. Plateau obtained approval of a water control permit for the tailings facility from the State of Utah Water Control Division and is awaiting the NRC's review of the operating license conditions so Plateau can continue with the construction of tailings facilities.

TICABOO TOWNSITE

        Plateau owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah Townsite 3.5 miles south of the Shootaring Mill. The Ticaboo site includes a motel, restaurant, lounge, convenience store and single family, mobile home and recreational vehicle sites (all with utility access). The Townsite is located on a State of Utah lease near Lake Powell and is being operated as a commercial enterprise. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo townsite whereby the State deeded portions of the Townsite to Canyon on a sliding scale basis. USE and Crested are developing the Townsite and selling homes and mobile home sites.

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

        In Wyoming, YSFC has staked and/or holds 243 unpatented mining claims and has entered into four State leases covering a total of 8,700 acres located in the Powder River Basin and Red Desert uranium districts. In New Mexico, YSFC has staked and holds 39 unpatented mining claims (approximately 780 acres) in the Grants uranium region of New Mexico.

        In fiscal 1997, USE, USECC and the GMMV entered into several agreements with YSFC, including a Milling Agreement through Plateau Resources. The Shootaring Canyon mill facilities will be available to YSFC to transport uranium concentrate slurry and loaded resin to the mill and process it into uranium concentrate ("yellowcake"), for which Plateau will be paid its direct costs plus 10%. Other agreements include a Drill Rig Lease Agreement for YSFC to access USE drilling rigs at the prevailing market rates; an Outsourcing and Lease Agreement for assistance from USECC accounting and technical personnel for $2,000 per month and a sublease for 1,000 square feet of office space and use of various office equipment for $1,500 per month; and a Ratification of Understanding by which USECC will offer to YSFC (with a reserved royalty in amounts to be agreed on later) any uranium properties amenable to in-situ production which USECC acquires or has the right to acquire. In return, YSFC will offer to USECC ( with a reserve royalty in amounts to be agreed on later) uranium properties amenable to conventional mining methods which YSFC acquires or has the right to acquire. USECC also will make its library of geological information and related materials available to YSFC. YSFC also has a Storage Agreement with GMMV by which YSFC stores used low-level contaminated mining equipment at the Sweetwater Mill.

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

        SMP was directed by a management committee, with three members appointed by USECC, and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation. During fiscal 1991, certain disputes arose between the partners of SMP. These disputes resulted in arbitration/litigation and subsequent consensual arbitration from which an Order and Award was issued on April 18, 1996 (see "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation").

        PROPERTIES. Until June 1, 1998, SMP owned 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. In connection with a partial settlement of litigation/arbitration between

USE/Crested and Nukem/CRIC, SMP conveyed these mineral properties and equipment to USECC. See "Item 3." Production from the properties is subject to sliding-scale royalties payable to Western Nuclear, with rates ranging from one to four percent on recovered uranium concentrates. As of October 30, 1998, USE and USECC owned 98 unpatented lode mining claims and a 644 acre adjoining State Mineral Lease in the Crooks Gap area.

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

URANIUM MARKET INFORMATION.

        URANIUM SPOT MARKET. Uranium spot prices averaged $10.41/lb. U3O8 on June 30, 1999, a decrease of 4% from $10.80 at the end of the first calendar quarter. Although spot demand from utilities and producers was stronger than last year, sellers were concluding sales by offering lower prices as the quarter came to a close. During the quarter, total spot market volume was approximately 5 million pounds U3O8 bringing the year-to-date total to more than 13 million pounds, a significant improvement over the 4 million pounds sold in the first half of 1998. Currently, the restricted spot price for U3O8 was reported in the $10.10 to $10.60/lb. range.

        URANIUM LONG-TERM MARKET. The long-term market continued to be relatively quiet in the second calendar quarter with the long-term uranium price indicator declining marginally to $10.65/lb. U3O8 from $11.75 at the end of the previous quarter. Demand in the long-term market is expected to increase over the remainder of the year as utilities move to cover future needs and volume for the year is expected to exceed the 1998 estimated level of 50 million pounds U3O8.

        For a detailed analysis of past uranium market developments, please see Crested Corp.'s 1998 Annual Report on Form 10-K pages 18 - 23.

GOLD

SUTTER GOLD MINE (CALIFORNIA)

        SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in the Lincoln Project (including the underground Lincoln Mine and the 2,800 foot Stringbean Alley decline) in the Mother Lode Mining District of Amador County, California, held by a mining joint venture known as the Sutter Gold Venture ("SGV"). The entire interest of SGV is now owned by USECC Gold L.L.C., a Wyoming limited liability company, which is a subsidiary of Sutter Gold Mining Company, a Wyoming corporation ("SGMC"). The Lincoln Project has been renamed the Sutter Gold Mine ("SGM").

        In fiscal 1997, SGMC completed private financings totaling a net of US$7,115,400 ($1,272,000 through a private placement conducted in the United States by RAF Financial Corporation ("RAF"), and $5,843,400 through a private placement conducted in Toronto, Ontario, Canada by C.M. Oliver & Company Limited). The net proceeds of $6,511,200 from these financings (after deduction of commissions and offering costs) were applied to pre-production mine development, mill design, and property holding and acquisition cost. Additional financing of up to $15,000,000 will be sought to fund the development and construction of the mine/mill.

        SGMC does not have any class of its securities registered with the Commission, and none of its securities are traded in the United States or Canada.

        Due to the depressed gold price and lack of available funding, SGMC has deferred the start of construction of the 1,000 ton-per-day gold mill complex and development of the underground mine, but is exploring plans to develop the mine into a visitor's center to generate positive cash flow while the gold prices remain depressed.

        During fiscal 1998, SGMC amended its 1993 Conditional USE Permit (see "Permits and Future Plans"), finalized the process flow of the mill, entered into the final design engineering contract with the engineering firm of Lockwood Greene of Dallas, Texas and built the entrance road to the mine. In fiscal 1999, preparation of the mill and office site started and the engineering firm has finished construction drawings for the mill. Once a decision to commence production is made, from that date, it is estimated it will take approximately 18 months to complete the mill complex construction and pour the first bar of gold.

        After completion of the two private financings, and taking into account a restructuring of the ownership of USE and Crested in SGMC, USE and Crested own a $10,000,000 Contingent Stock Purchase Warrant (the "USECC Warrant") which was issued to USE and Crested in connection with the restructuring of SGMC for the Canadian private placement. The USECC Warrant is owned 88.9% by USE and 11.1% by Crested. The USECC Warrant provides that for each ounce of gold over 300,000 ounces added to the proven and probable category of SGMC's reserves (up to a maximum of 400,000 additional ounces), using a cut-off grade of 0.10 ounces of gold per ton (at a minimum vein thickness of 4 feet), USE and Crested will be entitled to cash or additional shares of Common Stock from SGMC (without paying additional consideration) at SGMC's election. The number of additional shares issuable for each new ounce of gold reserves will be determined by dividing US$25 by the greater of $5.00 or the weighted average closing price of the Common Stock for the 20 trading days before exercise of the USECC Warrant. The USECC Warrant is exercisable semi-annually. If SGMC decides against the exercise of the USECC Warrant, it can pay USE and Crested US$25 in cash for each new ounce of gold (payable out of a maximum of 60% of net cash-flow from SGMC's mining operations). Additions to reserves will be determined by an independent geologist agreed upon by the parties.

        APRIL 1998 TRANSACTION FOR CASH AND SGMC SPECIAL WARRANTS. As of April 7, 1998, USE entered into four separate Stock Purchase Agreements with four Canadian investment funds, for the issuance of 658,895 shares of Common Stock of USE, in consideration of the funds' payment to USE of $1,190,000 in cash and the delivery to USE of 888,900 Special Warrants of SGMC. The funds had paid SGMC a total of Cdn$4,888,950 in May 1997, pursuant to a private offering in Canada, to purchase the Special Warrants from SGMC. In fiscal 1999, the Company issued 89,059 shares of its common stock in exchange for 207,500 Special Warrants from SGMC shareholders increasing the Company's ownership of SGMC by 4%.

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

        PROPERTIES. SGMC (through its subsidiary USECC Gold) holds approximately 14 acres of surface and mineral rights (owned), 240 acres of surface rights (owned), 436 acres of surface rights (leased), 158 acres of mineral rights (leased), and 380 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside of Sutter Creek.

        Surface and mineral rights holding costs will aggregate approximately $225,000 from June 1, 1999 through May 31, 2000. Property taxes for fiscal 2000 are estimated to be $30,000.

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

        PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional Use Permit ("CUP") allowing mining of the Lincoln Mine and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of the mine and mill facilities in stages as the project gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course. In August and September 1998, the Amador County Board of Supervisors certified the Final Subsequent Environmental Impact Report ("FSEIR") and approved all of the amendments requested by SGMC. Amendments to the CUP will remove two tailings dams, eliminate the need to use cyanide on-site, and eliminate mine related traffic on two county roads. The certification and decision has been challenged in a lawsuit filed by a local citizens' group, see "Legal Proceedings." Since SGMC already has a valid CUP, SGMC believes it may be able to move forward on certain parts of the development of the mine/mill/visitor center. In any event, SGMC does not expect the appeal process to materially impact the current development plan or schedule.

        VISITOR'S CENTER. SGMC is evaluating the possibility of developing the tourist potential of Sutter Gold Mine, while it waits for the price of gold to rebound. Demographics indicate, that within 150 mile radius of SGM's operation, there is a total market population of 19.4 million people with 9.0 million tourists visiting the area each year. The Sutter Gold Mine/Museum attraction would be located along scenic Highway 49 (known as the Gold Road) between the historic gold mining towns of Sutter Creek and Amador City, Amador County, California. The Amador County Chamber of Commerce estimates that 2.5 million people drive by SGM's entrance each year. SGMC's initial studies indicates that the number of tourists could approximate 2,000 per day. Facilities would include a Visitor's Center with a gift shop and museum, a self-guided tour of modern mining activities, visitor gallery/museum attached to the mill building (when built), hiking trails, picnic areas and a special gold panning area. Revenues would come from admission tickets, gold value-added products and other appropriate merchandise. The early 19th century architecture, combined with expansion of underground tourist displays, rides and exhibits should allow SGMC to continually upgrade and generate new and renewed interest in the visitor attractions.

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

        The Agreement with AMAX also provides that USE and Crested are to receive $2,000,000 (one-half to each), at such time as the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE and Crested would receive 15 percent of the first $25,000,000 (one-half to each) received by AMAX. USE and Crested have asserted that the acquisition of AMAX by Cyprus Minerals Company was a sale of AMAX's interest in the properties which would entitle USE and Crested to such payment. Cyprus Amax has rejected such assertion and USE and Crested are considering their remedies.

MOLYBDENUM MARKET INFORMATION

        Molybdenum is a metallic element with applications in both metallurgy and chemistry. Principal consumers include the steel industry, which uses molybdenum alloying agents to enhance strength and other characteristics of its products, and the chemical, super-alloy and electronics industries, which purchase molybdenum in upgraded product forms.

        The molybdenum market is cyclical with prices influenced by production costs and the rate of production of foreign and domestic primary and by-product producers, world-wide economic conditions particularly in the steel industry, the U.S. dollar exchange rate, and other factors such as the rate of consumption of molybdenum in end-use products. When molybdenum prices rose dramatically in the late 1970s, for example, steel alloys were modified to reduce reliance on molybdenum. AMAX and Cyprus Minerals Company were the two major primary producers of molybdenum in the United States until November 1993, when AMAX was acquired by Cyprus. In a recent announcement, Asarco is proposing to acquire Cyprus Amax through a merger forming Asarco Cyprus Inc. which would be the largest publicly traded copper company. More recently, Phelps Dodge made a buyout offer of Cyprus Amax and Asarco. This would further concentrate these companies' copper production capabilities and add molybdenum reserves to the surviving companies. It is too early to evaluate the affect of the merger and acquisition may have on USECC's molybdenum interest at Mt. Emmons, Co.

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

        USE, Crested and Parador presently are in litigation concerning this property. See Item 3, "Legal Proceedings - BGBI Litigation."

OIL AND GAS.

        FORT PECK LUSTRE FIELD (MONTANA). USECC conducts a small oil production operation at the Lustre Oil Field on the Ft. Peck Indian Reservation in north-eastern Montana. Until December 1998, four wells were producing, but were shut in pending an increase in oil prices. Recently, 2 of the wells were again placed in production. USECC receives a fee based on oil produced. USE is the operator of record. No further drilling is expected in this field. This fee and certain real property of USE and Crested, have been pledged or mortgaged as security for a $1,000,000 line of credit from a bank.

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

        USE and Crested also own 18 semi-developed lots on 26.8 acres and 63 acres of undeveloped land near the Riverton Municipal Airport, and three mountain sites covering 16 acres in Fremont County, Wyoming.

        USECC owns various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming. Nearly 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. The townsite may be utilized for worker housing as the Jackpot Mine and Sweetwater Mill are put into operation. In the interim, USE and Crested are selling lots at Jeffrey City and made sales aggregating $5,600, $38,400 and $21,150 during fiscal 1999, 1998 and 1997, respectively.

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

        Although the initial payments on the option agreements were received, thereafter the developer defaulted in making a payment to Crested of $164,439 (principal plus interest). Also, the first note ($454,894) was not paid in January 1998. In July 1998, USE and Crested filed a lawsuit against Contour and associated parties to seek recovery of the balance owing on the promissory notes and contracts. See "Item 3, Legal Proceedings."

        UTAH PROPERTIES. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see "Minerals - Uranium- Shootaring Canyon Mill - Ticaboo Townsite" above). In fiscal 1995, USE acquired the minority interest in the joint venture from a nonaffiliate. Revenues from sale of homesites and operation of the motel were nominal in 1998.

        Commercial operations are not dependent upon a single customer, or a few customers, the loss of which would have a materially adverse effect on Crested.

                            RESEARCH AND DEVELOPMENT

        Crested has incurred no research and development expenditures, either on its own account or sponsored by customers, during the past three fiscal years.

                                  ENVIRONMENTAL

        GENERAL. Crested's operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming, Wyoming's mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations also impact the Company. Similar laws and regulations in California affect SGMC operations and in Utah, will effect Plateau's operations.

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

        OTHER ENVIRONMENTAL COSTS. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air
Act), and conditions encountered in minerals exploration and mining. Crested does not anticipate that expenditures to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on the Crested's competitive position.

                                    EMPLOYEES

        Crested has no full-time employees. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE accordingly. USE had approximately 82 full-time employees as of the date of this Report. Payroll expense has been shared by USE and Crested since 1981.

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

        Following 73 hearing days and various submissions by the parties, the arbitration panel (the "Panel") entered an Order and Award (the "Order") in April 1996 finding generally in favor of USE and Crested on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium), and in favor of Nukem/CRIC and against USE and Crested on certain other claims. For more details of the litigation, please see Item 3 of Crested's 1998 Form 10-K at pages 33-34 and Footnote K to the Financial Statements in the Annual Report.

        A three judge panel of the 10th CCA issued an Order and Judgment in the Nukem/CRIC arbitration/litigation matter on October 22, 1998, which unanimously affirmed the Federal District Court Second Amended Judgment without modification. The ruling of the 10th CCA affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and
(ii) the damage award against Nukem/CRIC. As a result of the ruling of the 10th CCA, USE and Crested received an additional $6,077,264 (including interest and court costs) from Nukem in February 1999 for a total net monetary award of $15,468,625 in the arbitration/litigation, and equitable relief in the form of USE's and Crested's interest in SMP, which holds the constructive trust over the CIS contracts. Nukem/CRIC filed motions for entry of final satisfaction of Judgment. The U.S. District Court denied both motions, the last one on July 16, 1999 and on August 16, 1999, Nukem filed a Notice of Appeal to the 10th CCA. USECC intends to vigorously oppose the appeal and seek Judicial intervention to enforce the Constructive Trust.

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

        A partial or bifurcated trial to the Court of the extra-lateral rights issues was held on December 11 and 12, 1995, to determine whether the Bullfrog orebody is a vein apexing on Parador's Claims. The Court found that Parador had failed to meet its burden of proof and therefore Parador, USE and Crested have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The partial trial did not address the issues of breach of contract by the defendants and BGBI for specific performance and they were tried before the Court commencing on January 26, 1998. After the trial, the Court found against the parties on their respective claims. BGBI and Parador, and USE/Crested all appealed the decision to the Nevada Supreme Court. BGBI filed its brief on appeal and Parador and USECC have until August 31, 1999 to file their answer and opening brief.

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

        The plaintiffs have asked the Court to declare that (in) the DOE violated its statutory authority by transferring uranium to USEC in excess of statutory limits on volume; (ii) the excess amounts were not "sold" by the DOE to USEC for fair value, as required by the Act, and mandated findings by the DOE concerning possible adverse impacts were not supported in fact; and (iii) the DOE be enjoined from future transfers in violation of the Act. The DOE filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the USEC Inc. privatization and that USEC Inc. must be joined as an indispensable party. The State of Wyoming moved to join in the litigation on behalf of the plaintiffs. A hearing was held on the motions on January 8, 1999 before the U.S. District Court in Cheyenne, Wyoming. The Court took the motions under advisement and as of August 18, 1999, had not entered a decision.

CONTOUR DEVELOPMENT LITIGATION

        On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") and the original developer Pangolin Corporation, seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado.

        Specifically, USE (which is the assignee of Crested's rights and interests in certain of the promissory notes, contracts and agreements) alleges that Contour has breached contracts for the sale of USE's and Crested's Gunnison properties, and is in default on the promissory notes delivered to pay for the Gunnison properties. USE has further alleged that Contour fraudulently induced USE and Crested to enter into restructuring agreements for the original transactions between the parties in such properties; and further, that Contour has breached the duties of good faith, honesty, full disclosure and fair dealing which were owed to USE and Crested by Contour in the course of the transactions. USE has made additional claims against Contour for unjust enrichment and conversion of the real estate assets and added additional parties as defendants. See "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

        As of the date of this Annual Report, the parties are negotiating for a settlement, however, no final settlement has been reached.

SGMC LITIGATION

        In 1993, Amador County issued a conditional use permit ("CUP") to allow SGMC to develop the SGM near the town of Sutter Creek, Amador County, California. A number of conditions were attached to the original CUP which accommodated local citizen and government agency concerns about noise, waste disposal, traffic and other aspects of the proposed mining operation.

        In 1997 and 1998, SGMC proposed amendments to the CUP for a new design of the SGM which would lower its environmental impact by reducing traffic, potentially eliminating the use of cyanide on-site, and removing two large tailings dams which would have been built to hold mine and mill waste. The new design also would significantly reduce capital and operating costs for the mine/mill complex, but cover more land for waste disposal and other purposes. The certification and approval by the Amador County Planning Commission of the Final Subsequent Environmental Impact Report ("FSEIR") and CUP amendments on July 14, 1998 was appealed (by another local citizens project opposition group) to the Amador County Board of Supervisors. In August and September 1998, the Board of Supervisors certified the FSEIR and approved the amendments to the CUP.

        On September 28, 1998 a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenges the actions of Amador County and its Board of Supervisors in certifying the FSEIR and approving the amended CUP. A hearing was held on June 7, 1999 and the Court took the matter under advisement. Under California Law, the Court has 90 days from the hearing date to enter its decision.

        DENNIS SELLEY ET AL VS U.S. ENERGY CORP., CRESTED CORP. ET AL. On May 14, 1999, Dennis Selley personally and as personal representative of the Estate of Hannah Selley and his wife Mary B. Selley, filed a Civil Action No. 30869 in the Ninth Judicial District Court of Fremont County, Wyoming against U.S. Energy Corp. and Crested Corp., Plateau Resources Limited and USECC the joint venture, alleging that the defendants were negligent as a landlord in renting a doublewide trailer converted to a bunkhouse near Ticaboo, Utah to plaintiffs' daughter Hannah Selley and seek various unspecified damages. Hannah Selley was employed by U.S. Energy Corp. ("USE") at the Ticaboo Lodge in June 1998. Because no housing was available for employees, she and five other USE employees rented rooms in the bunk house provided by USE, located about 1/2 mile from the Ticaboo Lodge. In the late evening of June 5, 1998 and early the next morning, the occupants built a bonfire near the bunkhouse and had guests over for a party. At about 4:00 a.m. the morning of June 6, 1998, a fire started in the bunkhouse. All occupants were awakened and left the living quarters during the fire except Ms. Selley who perished in the fire. Plaintiffs allege inter alia that
defendants  were  negligent  in  providing   faulty  living  quarters  and  that
defendants submitted a false filing with the Utah Workers Compensation Fund. Defendants deny negligence in providing the living facility and assert various defenses including plaintiffs' complaint is barred by the Workers Compensation statutory immunity as well as the defense of an intervening clause. Discovery is underway.

        DECLARATORY JUDGMENT ACTION. The Workers Compensation Fund of Utah has filed a complaint for declaratory relief on or about July 26, 1999 against U.S. Energy Corp., Crested Corp., Plateau Resources Limited, Dennis and Mary Selley and others in Civil Action No. 99090 7500 before the Utah Third Judicial Court of Salt Lake County, Utah. The suit is to determine its obligation to defend and indemnify U.S. Energy Corp. and its affiliates in the above Hannah Selley case. U.S. Energy Corp., Crested Corp. and affiliates have not yet responded to the complaint in the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

        The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of USE who are not also directors.

        ROBERT SCOTT LORIMER, age 48, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

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

        Fiscal year ended May 31, 1999            High       Low
        ------------------------------            ----       ---
           Fourth quarter ended 5/31/99         $0.52       $0.31
           Third quarter ended 2/28/99           0.39        0.218
           Second quarter ended 11/30/98         0.42        0.15
           First quarter ended 8/31/98           0.35        0.16

        Fiscal year ended May 31, 1998
        ------------------------------
           Fourth quarter ended 5/31/98         $0.45       $0.22
           Third quarter ended 2/28/98           0.46875     0.25
           Second quarter ended 11/30/97         0.71875     0.4375
           First quarter ended 8/31/97           0.8125      0.34375

(b)     Holders.

        (b)(1) At August 20, 1999 there were approximately 1,801 stockholders of record for Crested common stock.

        (b)(2)  Not applicable.

(c) Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested's present or future ability to pay cash dividends, however, Crested intends to retain any earnings in the near future for operations.

(d) During the year ended May 31, 1999, Crested issued 46,970 shares of its Common Stock to its Outside Directors for services rendered.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                     May 31,
                                 ----------------------------------------------------------------------------
                                     1999            1998             1997            1996            1995
                                     ----            ----             ----            ----            ----

Current assets                   $  5,605,700    $  4,809,300    $  1,049,500    $    596,200    $    512,600
Current liabilities                 9,451,000       9,282,300       6,592,400       6,848,300       5,518,500
Working capital                    (3,845,300)     (4,473,000)     (5,542,900)     (6,252,100)     (5,005,900)
Total assets                        8,415,000      10,211,400       6,285,700       8,132,500       8,097,800
Long-term obligations(1)              742,600         768,000         741,700         725,900         853,700
Shareholders' equity/(deficit)     (1,822,500)        117,200      (1,092,300)        521,900       1,690,800


        (1)  Includes  $725,900,  $725,900,  $725,900,  $725,900 and $847,800 of
        accrued reclamation costs on uranium properties for fiscal 1999, 1998, 1997, 1996 and 1995, respectively.

                                                     For Years Ended May 31,
                             ----------------------------------------------------------------------
                                 1999         1998           1997          1996          1995
                                 ----         ----           ----          ----          ----

Revenues                     $4,416,600    $4,659,900    $ 1,703,500    $ 2,509,200   $  1,160,200
(Loss) income before
   equity in loss of
   affiliates and
   income taxes                (291,900)    1,581,700       (862,400)     (811,000)    (1,031,100)
Equity in loss of
   affiliates                  (1,659,800)   (372,200)      (807,900)     (357,900)      (415,900)
                               ----------    --------      ---------      --------      ---------

Net (loss) income            $(1,951,700)  $ 1,209,500   $(1,670,300)  $(1,168,900)   $(1,447,000)
                              ==========    ==========    ==========    ==========     ==========

Net (loss) income
   per share                 $     (.19)   $       .12   $      (.16)   $     (.12)   $      (.14)
                              =========     ==========   ===========     =========     ==========

Cash dividends per share            -0-           -0-            -0-           -0-            -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The  following  is   Management's   Discussion  and  Analysis  of  those
significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods covered in the Company's Consolidated Financial Statements filed with this Report.

        Some of the statements in this Management's Discussion and Analysis constitute "forward- looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward- looking statements.

LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1999

        During fiscal 1999, cash and cash equivalents increased by $2,496,300 to a balance of $3,509,000 at May 31, 1999. Cash increases came primarily as a result of the receipt of cash from the settlement of various Sheep Mountain Partners ("SMP") arbitration/litigation issues, the collection of accounts and notes receivable and the sale of certain assets. Cash was provided from operations and financing activities of $2,039,900 and $470,400, respectively. Cash of $14,000 was used in investing activities.

        The Company received two payments as partial settlement of various disputes existing between the partners of SMP. The first payment of $2,513,000, which was recorded as an account receivable at May 31, 1998, represented matters which the partners of SMP agreed to settle based on the April 18, 1996 Order and Award which was rendered by the Arbitration Panel and confirmed by the U.S. District Court of Colorado. The Company received an additional payment of $3,038,600 after a decision was reached by the 10th Circuit Court of Appeals, which affirmed the Second Amended Judgment of the U.S. District Court of Colorado without modification.

        During the twelve months ended May 31, 1999, accounts receivable from related parties increased by $935,400. This increase came primarily as a result of increased accounts receivable from Plateau Resources Limited ("Plateau") by $1,177,900. This increase was offset by a reduction of the receivable from the Green Mountain Mining Venture ("GMMV") of $273,000.

        Cash was used to reduce accounts payable and accrued expenses by $327,100; reduce debt by $137,000; purchase and renovate assets, $135,600; and to fund continuing operations. During fiscal 1999, proceeds from long term debt were $100,500.

CAPITAL RESOURCES

        GENERAL: The primary source of the Company's capital resources for fiscal 2000 will be cash on hand at May 31, 1999, possible equity financing and the expected settlement resolution of the SMP arbitration. The Company will also continue to offer for sale various other assets such as real estate holdings in Wyoming, Colorado and Utah and various mineral interests. Advance royalties, interest, rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales will also provide cash.

        LINE OF CREDIT: The Company and its majority shareholder U.S. Energy Corp. ("USE") have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. This facility is currently available to the Company and USE. It is anticipated that this line of credit may be used to finance working capital needs.

        FINANCING: Equity financings are dependent on the market price of uranium, among other things. Currently the price for uranium is depressed and it is not known when it will recover. Management believes, based on its analysis of independent projections, that the market price for uranium will improve in the future. No assurance can be given that the price will improve during fiscal 2000. If the price does not improve, the ability of the Company to raise equity financing will be impaired.

        The Company believes that cash on hand, its line of credit and cash projected to be received from operations, along with potential cut backs in capital development, general and administrative and operating expenses, will be adequate to fund working capital requirements through fiscal 2000. These capital resources are not sufficient to provide the funding for major capital expenditures for the Company's mineral properties and, accordingly, the Company's development plans may be either temporarily or permanently impacted.

        During fiscal 1999, debt to USE increased by $506,900 to $7,054,000. This debt is a result of USE funding various operations on behalf of the Company. USE has not made demand for payment of the debt and has not indicated that it will do so during fiscal 2000. The Company is obligated to repay this debt and will continue to negotiate the terms of the debt with USE until such time as adequate resources are available to retire the debt. In the event that the Company is not able to pay the debt to USE with cash it may be required to negotiate payment by issuance of its common stock to USE.

        The Company's working capital deficit decreased during fiscal 1999 by $627,700 to $3,845,300 at May 31, 1999. This decrease was primarily due to the partial settlements of the SMP arbitration/litigation issues. It is anticipated that this working capital, along with the line of credit and cash received from operations, along with reductions in capital, general and administrative expenses and operational costs, will be adequate to fund the working capital needs of the Company during fiscal 2000. Until either the remaining SMP arbitration issue is resolved or equity financing is raised, the Company plans to curtail major development projects on its mineral properties, general and administrative expenses and commercial operations.

CAPITAL REQUIREMENTS

        GENERAL: The primary requirements for the Company's working capital during fiscal 2000 are expected to be associated with corporate general and administrative and care and maintenance costs of the Plateau and SMP mineral properties. The Company will also be responsible for the purchase of uranium for its portion of a delivery pursuant to the one utility contract that was assigned to the Company as a result of the partial settlement agreement reached with Nukem, Inc.
in the SMP arbitration.

        SUTTER GOLD MINING COMPANY ("SGMC"): The Company owns 4% of the outstanding stock of SGMC. As such, it is not directly responsible for the administrative and capital obligations of bringing the SGMC gold properties into production. Through its affiliations with USE, however, the Company will assist in the efforts to secure financing necessary to place the SGMC gold properties into production.

        SMP: The Company and USE are responsible for care and maintenance costs of the SMP properties. During fiscal 1999, these costs averaged $56,900 per month. One half of these costs are the obligation of the Company and the remaining 50% is the obligation of USE. There are no current plans to mine the SMP Crooks Gap uranium properties during fiscal 2000. However, the Company will continue to preserve the mineral properties and evaluate concepts to reduce care and maintenance costs.

        All matters in the SMP arbitration have been settled with the exception of the resolution of the Constructive Trust which was impressed by the arbitration panel on several supply contracts with three republics of the former Soviet Union. The existence of a Constructive Trust on the contracts was confirmed by the U. S. District Court of Colorado and affirmed by the 10th Circuit Court of Appeals. Management believes that the resolution of the Constructive Trust issue will occur during fiscal 2000. However, no assurance of the resolution or its ultimate impact on the financial condition or earnings of the Company can be predicted.

        GMMV: Pursuant to an Acquisition Agreement that was signed on June 23, 1997, Kennecott paid the Company $2 million upon execution of the Agreement, which became non-refundable upon the satisfaction of certain terms. Due to continued depressed market prices for uranium concentrates The Company and USE were unsuccessful in obtaining financing which would have allowed the Company and USE to purchase Kennecott's interest in the GMMV. The $2 million advanced at closing is classified as a deferred purchase option and will be offset against any future cash commitments the Company may incur on the GMMV properties.

        During July 1998, the GMMV Management Committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. During fiscal 1999, the Company and USE elected under the original GMMV agreement to become non-participating partners in the budgets of the GMMV. This decision by the Company will have a dilutive effect on its ownership in the GMMV. The Company can buy back any dilution it may suffer in its ownership under certain conditions of the GMMV contract. The Company believes that due to significantly reduced annual care and maintenance costs, the dilution of its interest will be minor in the short term.

        As a result of continued depressed uranium prices, the decision to curtain development activities on the GMMV mineral properties and lack of funding, GMMV took an impairment against its mineral assets. This impairment does not affect the Company's carrying value of its investment in GMMV or its results of operations.

        PLATEAU: Although the Company does not directly own any of the outstanding stock of Plateau, it has a revenue and cost sharing agreement on the operations of Plateau. Under the terms of this agreement the Company shares equally in all cash flows with USE, which owns all the outstanding stock of Plateau. In addition to maintaining the mill and mine properties, Plateau owns and operates the Ticaboo townsite, motel, convenience store and restaurant. Operations in fiscal 1999 resulted in a loss of $708,500, a $100,000 decrease from fiscal 1998. In addition to commercial operations, Plateau is involved in real estate sales including the sale of developed home and trailer sites as well as constructed homes.

        The Company and USE are currently working to obtain the necessary permits from the NRC and State of Utah to place Plateau's Shootaring mill located in southern Utah into production. The Company is seeking debt or equity financing of between $6,000,000 to $9,000,000 to put the mill and Tony M. Mine into production. Until such time as the market price for uranium concentrates reaches economic levels, financing is obtained and profitable contracts are secured, the Company will not put the properties into production. Plateau is also evaluating alternate uses for its mill site including a disposal site for low level radioactive material.

        TERM DEBT AND OTHER OBLIGATIONS: Debt is primarily due to USE, with the remaining balance representing obligations for the purchase of various equipment. The debt bears various interest rates and is due under various payment terms. It is anticipated that all debt payments will be able to be made in the normal course of the Company's business.

        RECLAMATION OBLIGATIONS: It is not anticipated that the Company's working capital will be used in fiscal 2000 for the reclamation of any of its mineral properties. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the Company's mining properties will enter the reclamation phase prior to May 31, 2000. At May 31, 1999, all reclamation obligations of the Company were fully covered by cash, bonds, the pledge of real estate assets, or in the case of GMMV, surety bonds posted by Kennecott. The Company evaluates all reclamation liabilities annually with the responsible regulatory agency. When increases are required, provisions are made in the cash deposits or bonding.

        OTHER: The Company is not using hazardous substances or known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. Likewise, the Company does not have properties which require current remediation. The Company are also not aware of any claims for personal injury or property damages that need to be accrued or funded.

        The tax years through May 31, 1994 are closed after audit by the IRS. The Company currently has filed a request for an appeal hearing on an IRS agent's findings for the years ended

May 31, 1995 and 1996. No assurance of the outcome of the appeal can be given. However, management of the Company believes that the results of the appeal will not have a material affect on the financial position of the Company.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

        Although the Company experienced positive cash flows during fiscal 1999, operations resulted in a net loss after taxes of $1,951,700 or $0.19 per share as compared to a income of $1,209,500 or $0.12 per share in fiscal 1998.

        REVENUES: Mineral sales decreased by $415,700 during fiscal 1999. This decrease resulted from no revenues being recognized during fiscal 1999 from a SMP base escalated uranium delivery contract which generated revenues of $429,300 during fiscal 1998 from the final delivery under the contract. There were reduced revenues from the advance royalty from Cyprus Amax of $30,200, due to reduced market prices for molybdenum. These decreases in mineral sales revenue were slightly offset by net profits received from one of the SMP purchase contracts of $43,800 during fiscal 1999 while no such revenues were recorded in fiscal 1998.

        Commercial operations revenues decreased by $273,500. This decrease occurred primarily as a result of reduced equipment rentals to the GMMV. The GMMV properties were on a standby basis during most of fiscal 1999 due to reduced uranium prices. This decrease of equipment rental of $375,600 was offset by increased fuel sales.

        Oil sales decreased by $43,400 as a result of temporarily closing down oil production due to continued depressed market prices for crude oil and a continuing decline in the production of the oil wells. Subsequent to May 31, 1999 the Company began producing two of the oil wells. The Company will continue to evaluate production of the wells as estimated production rates change and market prices for crude oil change.

        Management fees and other revenues decreased by $268,100 primarily because of reduced contract work performed at the GMMV properties and management services at the SMP properties. The fee is based on a percentage of all costs at the GMMV properties for services provided. During fiscal 1999, operations were significantly reduced at the GMMV properties which reduced the related management fees. Upon receiving the SMP mining properties in a partial settlement of the SMP arbitration issues, the Company was no longer entitled to a management fee on the SMP properties.

        COSTS AND EXPENSES: Mineral operations increased from $832,400 during fiscal 1998 to $1,121,500 during fiscal 1999. This increase of $289,100 primarily relates to the care and maintenance costs associated with the SMP properties. The Company became responsible for 100% of these costs at the beginning of fiscal 1999 due to a partial settlement of the SMP arbitration/litigation issues which conveyed ownership of the SMP mining properties to the Company.

        General and Administrative expenses increased from $1,370,300 during fiscal 1998 by $403,400 to $1,773,700 during fiscal 1999. This increase was as a result of labor expenses no longer being billed directly to GMMV and SMP. Significant portions of labor costs were billable either directly or on a allocation basis to GMMV and SMP during fiscal 1998. As a result of the Company and USE receiving the SMP properties in partial settlement of the arbitration/litigation issues and the curtailment of activities at GMMV, these same labor costs are charged to General and Administrative expense.

        The largest increases in costs and expenses were the write off of a contingent stock warrant and provision for doubtful accounts. During fiscal 1999, the Company wrote off a contingent stock warrant from SGMC in the amount of $651,000. The write off of the contingent stock warrant does not affect the ownership of the SGMC properties.

        The Company also recognized non-cash expenses in the form of a provision for doubtful accounts of $182,500. The provision for doubtful accounts is a result of the continual inability of a third party to pay amounts due the Company on real estate sold in prior years. The Company will pursue collection of this amount.

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

FUTURE OPERATIONS

         The Company has generated losses in two of the last three years, as a result of holding costs and permitting activities in the mineral segment along with impairments of mineral assets. The Company is in the process of holding its investments in gold and uranium properties that are currently not generating any operating revenues. These properties require expenditures for items such as permitting, care and maintenance, holding fees, corporate overhead and administrative expenses. Success in the minerals industry is dependant on the price that a company can receive for the minerals produced. The Company cannot predict what the long term price for gold and uranium will be and therefore cannot predict when, or if, the Company will generate net income from operations. The Company has sufficient capital resources to maintain its mineral properties on a stand by basis through fiscal 2000. Development activities of the mineral properties and expansion of commercial operations are dependant on the Company obtaining equity financing or commercial loans.

        In addition, legal expenses associated with the litigation and arbitration surrounding the SMP Partnership and the inability of the Company to utilize all the funds that have been awarded to the Company by the Arbitration Panel and confirmed by the Federal Courts have compounded the Company's operating and cash flow position in the past. The Company believes that the SMP arbitration/litigation will be resolved during fiscal 2000.

YEAR 2000 ISSUE

        Computer programs written in the past utilize a two digit format to identify the applicable year. Any date sensitive software beyond December 31, 1999 could fail, if not modified. The result could be, among other possibilities, disruptions to operations and the inability to process financial transactions. The Company has evaluated the operating systems on all headquarter and field office computers and operating systems and has consulted with its vendors of the computer software which is being used by the Company and its affiliates. The vendors have confirmed to the Company that all of the Company's software and information systems are Year 2000 compliant. The Company therefore does not believe that significant expenditures will be required for the Year 2000 event. In the event that the Company experiences technical problems because of the Year 2000 problem it will change software vendors. Such a change would not have a material affect on the Company's results of operations or financial position.

EFFECTS OF CHANGES IN PRICES

        Mining operations and the acquisition, development and sale of mineral properties are significantly affected by changes in commodity prices. As prices for a particular mineral increase, prices for prospects for that mineral also increase, making acquisitions of such properties costly, and sales advantageous. Conversely, a price decline facilitates acquisitions of properties containing that mineral, but makes sales of such properties more difficult. Operational impacts of changes in mineral commodity prices are common in the mining industry.

        URANIUM. Changes in the prices of uranium affect the Company to the greatest extent. Currently uranium is at historical low prices. The Company is continually evaluating market trends and data. The Company does not plan to go forward with any additional development of its mineral properties until the market price for gold and uranium obtain and remain at higher levels which will make the operations profitable.

        MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect the Company with respect to either its molybdenum advance royalties or its fees associated with oil production. A significant and sustained increase in demand for molybdenum would be required for the development of the Mt. Emmons properties by Cyprus Amax since Cyprus Amax has other producing mines.

ITEM 8.  FINANCIAL STATEMENTS.

        Financial statements for the Company follow immediately.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Crested Corp.:

We have audited the accompanying consolidated balance sheets of CRESTED CORP. (a Colorado corporation) AND AFFILIATE as of May 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note G, the note payable to U.S. Energy is currently due on October 1, 1999. However, U.S. Energy may unilaterally accelerate the due date of this note given its majority control over the Company, even though management of U.S. Energy represented that it has no current intentions to do so. Crested's current projections indicate that there may not be sufficient cash flow from operations to fund that obligation when due and it continues to rely on advances from U.S. Energy to fund its current operating requirements. If Crested is unable to generate sufficient funds from operations or other sources, it may be required to sell certain assets in order to satisfy such obligations to U.S. Energy.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. and affiliate as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.




                                                   ARTHUR ANDERSEN LLP


Denver, Colorado,
August 26, 1999.

                          CRESTED CORP. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                   May 31,
                                                       ----------------------------
                                                            1999           1998
                                                            ----           ----
CURRENT ASSETS:
   Cash and cash equivalents                           $  3,509,000    $  1,012,700
   Accounts receivable
      Trade, net of allowance for doubtful
         accounts of $1,600 and $1,400, respectively         72,200          89,500
      Affiliates                                          1,875,300         939,900
      SMP settlement receivable, net                           --         2,513,000
   Current portion of long-term notes receivable
      Related parties                                       115,000         227,800
   Inventory and other                                       34,200          26,400
                                                       ------------    ------------
         Total current assets                             5,605,700       4,809,300

LONG-TERM NOTES RECEIVABLE
   Related parties                                           10,200         116,500
   Real estate sales                                           --           182,500

INVESTMENTS IN AFFILIATES                                   126,000       1,643,300

INVESTMENT IN CONTINGENT
   STOCK PURCHASE WARRANT                                      --           651,000

PROPERTIES AND EQUIPMENT:
   Land                                                     397,400         397,400
   Buildings and improvements                             2,224,800       2,185,000
   Aircraft and other equipment                           2,428,600       2,393,300
   Developed oil properties, full cost method               886,800         886,800
   Mineral properties                                        14,200          14,200
                                                       ------------    ------------
                                                          5,951,800       5,876,700
   Less accumulated depreciation,
      depletion and amortization                         (3,437,400)     (3,221,700)
                                                       ------------    ------------
                                                          2,514,400       2,655,000

OTHER ASSETS                                                158,700         153,800
                                                       ------------    ------------

                                                       $  8,415,000    $ 10,211,400
                                                       ============    ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           CRESTED CORP. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY


                                                                  May 31,
                                                      -----------------------------
                                                           1999            1998
                                                           ----            ----

CURRENT LIABILITIES:
     Accounts payable and accrued expenses            $    371,700    $    698,800
     Deferred GMMV purchase option                       2,000,000       2,000,000
     Current portion of long-term debt
        Affiliate                                        7,054,000       6,547,100
        Others                                              25,300          36,400
                                                      ------------    ------------
           Total current liabilities                     9,451,000       9,282,300


LONG-TERM DEBT                                              16,700          42,100

RECLAMATION LIABILITY                                      725,900         725,900

COMMITMENTS AND CONTINGENCIES (Note K)

FORFEITABLE COMMON STOCK, $.001 par value;
     65,000 shares issued, forfeitable until earned         43,900          43,900

SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value;
        100,000 shares authorized;
        none issued or outstanding                            --              --
     Common stock, $.001 par value;
        20,000,000 shares authorized;
        10,284,664 and  10,237,694 shares
        issued and outstanding                              10,300          10,200
     Additional paid-in capital                          6,387,300       6,375,400
     Accumulated deficit                                (8,220,100)     (6,268,400)
                                                      ------------    ------------
           Total shareholders' (deficit) equity         (1,822,500)        117,200
                                                      ------------    ------------
                                                      $  8,415,000    $ 10,211,400
                                                      ============    ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          CRESTED CORP. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended May 31,
                                          ---------------------------------------------
                                              1999             1998            1997
                                              ----             ----            ----
REVENUES:
  Mineral revenues                        $    119,100    $    534,800    $    103,600
  Commercial operations                        607,400         880,900         488,300
  Interest                                     160,700         141,500          38,500
  SMP litigation settlements, net            3,038,600       2,295,000         501,900
  Oil sales                                     41,700          85,100          82,300
  Management fees and other                    453,700         721,800         460,000
  (Loss)gain on sale of assets                  (4,600)            800          28,900
                                          ------------    ------------    ------------
                                             4,416,600       4,659,900       1,703,500

COSTS AND EXPENSES:
  Mineral operations                         1,121,500         832,400         421,500
  Abandoned mineral claims                        --              --            71,500
  Provision for doubtful accounts              182,500            --           570,800
  Commercial operations                        929,200         814,100         873,500
  General and administrative                 1,773,700       1,370,300         549,300
  Write-off of investment in contingent
    stock warrant                              651,000            --              --
  Oil Production                                32,300          34,000          48,400
  Interest                                      18,300          27,400          30,900
                                          ------------    ------------    ------------
                                             4,708,500       3,078,200       2,565,900
                                          ------------    ------------    ------------

(LOSS) INCOME BEFORE
  EQUITY IN LOSS OF AFFILIATES
  AND INCOME TAXES                            (291,900)      1,581,700        (862,400)

EQUITY IN LOSS OF AFFILIATES                (1,659,800)       (372,200)       (807,900)
                                          ------------    ------------    ------------

(LOSS) INCOME BEFORE
  INCOME TAXES                              (1,951,700)      1,209,500      (1,670,300)

INCOME TAXES                                      --              --              --
                                          ------------    ------------    ------------

NET (LOSS) INCOME                         $ (1,951,700)   $  1,209,500    $ (1,670,300)

NET (LOSS) INCOME
PER SHARE, BASIC AND DILUTED              $      (0.19)   $       0.12    $      (0.16)
                                          ============    ============    ============

BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                        10,315,091      10,237,694      10,165,931
                                          ============    ============    ============

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                        10,315,091      10,302,694      10,165,931
                                          ============    ============    ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CRESTED CORP. AND AFFILIATE

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                       Additional                       Total
                                Common Stock             Paid-In     Accumulated    Shareholders'
                           Shares           Amount       Capital       Deficit     Equity (Deficit)
                           ------           ------       -------       -------     ----------------

Balance, May 31, 1996     10,156,094   $    10,100    $ 6,319,400    $(5,807,600)   $   521,900

Issuance of stock to
   outside directors          81,600           100         56,000           --           56,100

Net loss                        --            --             --       (1,670,300)    (1,670,300)
                         -----------   -----------    -----------    -----------    -----------

Balance, May 31, 1997     10,237,694        10,200      6,375,400     (7,477,900)    (1,092,300)

Net income                      --            --             --        1,209,500      1,209,500
                         -----------   -----------    -----------    -----------    -----------

Balance, May 31, 1998     10,237,694        10,200      6,375,400     (6,268,400)       117,200

Issuance of stock to
     outside directors        46,970           100         11,900           --           12,000

Net loss                        --      (1,951,700)    (1,951,700)          --
                         -----------   -----------    -----------    -----------    -----------

Balance, May 31, 1999     10,284,664   $    10,300    $ 6,387,400    $(8,220,100)   $(1,822,500)
                         ===========   ===========    ===========    ===========    ===========


Shareholders' Equity at May 31, 1999 does not include 65,000 shares currently issued but forfeitable if certain conditions are not met by the recipients. However, the Basic and Diluted Weighted Average Shares Outstanding on the Consolidated Statements of Operations include the forfeitable shares.





The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CRESTED CORP. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended May 31,
                                                         ------------------------------------------
                                                             1999           1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $(1,951,700)   $ 1,209,500    $(1,670,300)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation, depletion, and amortization            221,600        214,600        183,600
        Equity in loss of affiliates                       1,659,800        372,200        807,900
        Write-off of investment in
           contingent stock warrant                          651,000           --             --
        Provision for doubtful accounts                      182,500           --          574,600
        Non-cash compensation                                 12,000           --           76,300
        Gain on sale of assets                                 4,600           (800)       (28,900)
        SMP settlement receivable, net                     2,513,000     (2,513,000)      (501,900)
        Abandoned mineral claims                                --             --           71,500
        Net changes in:
           Accounts and notes receivable                    (918,100)      (369,300)      (457,900)
           Inventory and other                                (7,700)        21,900        (14,700)
           Accounts payable and accrued expenses            (327,100)       142,200        256,600
                                                         -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                   2,039,900       (922,700)      (703,200)
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deferred GMMV purchase option                                --        2,000,000           --
   Decrease (Increase) in long-term receivables               81,600        251,800       (668,400)
   (Investments in) proceeds from affiliates                  (5,000)      (218,700)     1,891,400
   Purchases of property and equipment                      (135,600)      (707,200)       (64,500)
   Proceeds from sale of property and equipment               50,000          2,000         30,000
   Increase in other assets                                   (5,000)        (3,600)        (4,100)
                                                         -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY
    INVESTING ACTIVITIES                                     (14,000)     1,324,300      1,184,400
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from third party debt                            100,500        153,900         28,200
   Activity from line of credit, net                            --             --          (88,000)
   Payment on long-term debt                                (137,000)      (103,600)          --
   Net activity on long-term debt to affiliates              506,900        523,700       (436,900)
                                                         -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                      470,400        574,000       (496,700)
                                                         -----------    -----------    -----------


(continued)


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CRESTED CORP. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                  Year Ended May 31,
                                                      ---------------------------------------
                                                          1999           1998         1997
                                                          ----           ----         ----
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                              2,496,300         975,600      (15,500)

CASH AND CASH EQUIVALENTS, Beginning of year           1,012,700          37,100       52,600
                                                      ----------   -------------   ----------

CASH AND CASH EQUIVALENTS, End of year                $3,509,000   $   1,012,700   $   37,100
                                                      ==========   =============   ==========

SUPPLEMENTAL DISCLOSURES:

     Payment of note receivable - affiliates
        with stock from affiliate                     $  137,500   $        --     $     --
                                                      ==========   =============   ==========

     Interest paid                                    $   18,300   $      27,400   $   30,900
                                                      ==========   =============   ==========

     Income taxes paid                                $    7,900   $        --     $     --
                                                      ==========   =============   ==========

     Noncash investing and financing activities:

        Exchange of affiliate shares for contingent
           stock purchase warrant                     $     --     $        --     $  651,000
                                                      ==========   =============   ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


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

        The Company and U.S. Energy Corp. ("USE"), an approximate 52% shareholder of the Company, are engaged in two ventures to develop certain
uranium  properties,   one  a  joint  venture  with  Kennecott  Uranium  Company
("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second a partnership with Nukem, Inc. ("Nukem") through its wholly owned subsidiary Cycle Resource Investment Corporation ("CRIC") known as Sheep Mountain Partners ("SMP"). SMP is currently involved in significant legal proceedings between its partners (see Note K). In fiscal 1998, the Company and USE entered into an Agreement with Kennecott whereby they had the opportunity to purchase Kennecott's interest in the GMMV if certain conditions were met (see Note F). During fiscal 1995, the Company and USE formed a new Wyoming corporation, Sutter Gold Mining Company, ("SGMC"). SGMC was formed to consolidate and operate the interests of the Company and USE in the Sutter Gold Mining Properties.

LIQUIDITY AND OPERATING LOSSES

        The Company has a significant working capital deficit which has been impacted by the litigation/arbitration with Nukem and CRIC, which is discussed in Note K. After a confirmation of the arbitration Order and Award the Company received $3,038,600 in February 1999 from Nukem as partial settlement of the SMP claims. Additionally, the Company received $2,513,000 during the first quarter of 1999 as a partial settlement from Nukem. Final resolution of the SMP Arbitration Order and Award is pending before the U.S. Federal Court in Colorado. For accounting purposes, the Company first applied the proceeds against their recorded investment in SMP with the remaining balance of $3,038,600 and $2,295,000 in 1999 and 1998, respectively, after cost recovery, being recognized as income and included in the accompanying Consolidated Statements of Operations as SMP litigation settlements, net. Improvement in the Company's liquidity position is dependent on the ultimate outcome of this litigation/arbitration. This matter has also impacted the Company's ability to pay its obligations to its affiliates, primarily USE. As of May 31, 1999, the Company owed USE $7,054,000.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

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

INVESTMENTS

        With the exception of SMP for 1998 (see Notes F and K), investments in other joint ventures and 20% to 50% owned companies are accounted for by the equity method. The Company accounts for its 8% investment in USE using the equity method because the Company is controlled by USE. Investments in other companies of less than 20% are accounted for by the cost method, except for SGMC which is accounted for under the equity method due to its status as a subsidiary of USE (see Note E). All material intercompany profits, transactions and balances have been eliminated.

INVENTORY

        Inventories consist primarily of aviation fuel, associated aircraft parts and mining supplies. Retail inventories are stated using the average cost method. Other inventory is stated at the lower of cost or market.

CASH EQUIVALENTS

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

PROPERTIES AND EQUIPMENT

        Land, buildings, improvements and other equipment are carried at cost.

        Depreciation of buildings, improvements, aircraft and other equipment is provided principally by the straight-line method over estimated useful lives ranging from three to forty-five years.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

        The Company capitalizes all costs incidental to the acquisition and development of mineral properties as incurred. Mineral exploration costs are expensed as incurred. The costs of mine development are deferred until production begins as these costs will be recovered through future mining operations. Once commercial production begins, mine development costs incurred to maintain production will be amortized using a units-of-production method over the estimated useful life of the ore-body. Costs are charged to operations if the Company determines that an ore body is no longer economic. Costs and expenses related to general corporate overhead are expensed as incurred.

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

LONG-LIVED ASSETS

        The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. A low commodity price market, if sustained for an extended period of time, or an inability to obtain financing necessary to develop the mineral interests may result in asset impairment. As of May 31, 1999, management believes, other than the impairment taken during fiscal 1999 on the Sutter Gold contingent stock purchase warrant (see Note F), that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

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

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)



        Revenues from uranium sales are recognized upon delivery. Revenues are recognized from the rental of certain assets ratably over the related lease terms. Revenues from commercial operations, which represents primarily real estate activity, and an airport fixed base operation, are recognized as goods and services are delivered. Oil and gas revenue is recognized at the time of production.

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

NET (LOSS) INCOME PER SHARE

        In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share," ("SFAS 128") was issued and specifies the computation, presentation and disclosure requirements for earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share."

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") was issued and establishes standards for reporting and displaying comprehensive income and its components in the financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The adoption of SFAS 130, in the first quarter of fiscal 1999, had no impact to the Company.

        In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued and establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 was adopted by the Company in fiscal 1999 (see Note I).

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


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

RECLASSIFICATIONS

        Certain reclassifications have been made in the 1998 and 1997 financial statements to conform with the 1999 presentation.

C.      RELATED-PARTY TRANSACTIONS:

        The Company does not have employees, but utilizes USE's employees and pays for one-half of these costs under the USECC Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. In fiscal 1999, 1998 and 1997, the Board of Directors of USE contributed 89,600, 49,470 and 24,069 shares of USE stock to the ESOP at prices of $4.00, $6.57 and $8.87 per share, respectively. The Company is responsible for one-half of the value of these contributions or $179,200, $162,300 and $106,800 in fiscal 1999, 1998 and 1997, respectively.

        As of May 31, 1999, the Company had notes receivable due from certain officers, employees and related parties of the Company and USE totaling $125,200 which bear interest at 10% per annum and are due in November 1999. The Company also has advances to affiliates of $637,117.

        The Company and USE provide management and administrative services for affiliates under the terms of various management agreements. Revenues from these services provided by the Company were $399,024, $552,775 and $329,900 in fiscal 1999, 1998 and 1997, respectively.

        On May 15, 1997, the Company and USE entered into a convertible promissory note with Yellow Stone Fuels Corp. ("YSFC"). The Company and USE each own 13.2% and 22.7% of YSFC respectively. The convertible note bore interest at 10% and was due on December 31, 1998. The Company and USE extended the note to March 31, 1999. YSFC exercised its option to either fully satisfy the debt with cash or the issuance of its common stock by paying $200,000 and issuing 137,500 shares of its common stock.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

D.      USECC JOINT VENTURE:

        USECC operates the Glen L. Larsen office complex; an aircraft hangar with a fixed base operation, office space, and certain aircraft; holds interests in various mineral operations including SMP and the GMMV; conducts oil and gas operations; and transacts all operating and payroll expenses, except for specific expenses which are allocated directly to each venturer.

        The joint venture agreement also provides for the allocation of certain operating expenses to other affiliates. Condensed financial information of USECC, which is 50% proportionately consolidated by the Company, follows:

                               CONDENSED BALANCE SHEETS - USECC

                                       May 31,
                           ----------------------------
                               1999             1998
                               ----             ----
Current assets             $ 10,887,900    $  9,098,700
Properties and equipment      9,399,000       9,248,800
Mineral properties               28,500          28,500
Accumulated depreciation     (4,463,000)     (4,031,600)
Other long-term assets        1,311,000       2,095,000
                           ------------    ------------
                           $ 17,163,400    $ 16,439,400
                           ============    ============

Current liabilities        $    798,100    $  1,474,900
Reclamation liability         1,451,800       1,451,900
Other liabilities                33,300          84,300
Deferred income               4,000,000       4,000,000
Venturers' capital           10,880,200       9,428,300
                           ------------    ------------
                           $ 17,448,700    $ 16,439,400
                           ============    ============

                   CONDENSED STATEMENTS OF OPERATIONS - USECC

                                  Year Ended May 31,
                     ------------------------------------------
                        1999             1998          1997
                        ----             ----          ----
Revenues             $ 8,659,700    $ 8,778,200    $ 3,043,600
Costs and expenses    (7,597,600)    (6,164,300)    (3,963,500)
                     -----------    -----------    -----------
Net income (loss)    $ 1,062,100    $ 2,613,900    $  (919,900)
                     ===========    ===========    ===========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

E.      INVESTMENTS IN AFFILIATES:

        The Company's investments in affiliates are as follows:

                                             Carrying Value at May 31,
                                             -------------------------
                                 Ownership        1999        1998
                                 ---------        ----        ----
Equity Method Investments:
 GMMV                                 25%   $   116,300    $   116,300
 SGMC                                  4%       (85,500)       403,600
 ENERGX Ltd.                          45%        63,000         62,900
 YSFC                               13.2%      (130,100)      (192,200)
 USE (Note B)                          8%       147,700      1,243,600
 Others                          various         14,600          9,100
                                            -----------    -----------
                                            $   126,000    $ 1,643,300
                                            ===========    ===========

        Equity loss from investments accounted for by the equity method is as follows:

                          Year Ended May 31,
               ------------------------------------------
                  1999          1998            1997
                  ----          ----            ----

GMMV           $      --      $      --      $      --
SGMC              (489,100)       (13,000)      (121,800)
ENERGX, LTD           --             --          (27,400)
YSFC               (75,400)       (69,300)      (122,400)
USE             (1,095,300)       (73,100)      (271,400)
               -----------    -----------    -----------
               $(1,659,800)   $  (155,400)   $  (543,000)
               ===========    ===========    ===========

        There are currently litigation and arbitration proceedings with the Company's partner in the SMP partnership, as discussed further in Note K.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

                       CONDENSED COMBINED BALANCE SHEETS:
                                EQUITY INVESTEES

                                         1999             1998
                                         ----             ----
Current assets                      $  15,187,900    $  18,434,400
Non-current assets                     23,455,200      118,550,300
                                    -------------    -------------
                                    $  38,643,100    $ 136,984,700
                                    =============    =============

Current liabilities                 $   3,523,300    $   9,351,900
Reclamation and other liabilities      52,017,700       61,281,400
Excess in assets                      (16,897,900)      66,351,400
                                    -------------    -------------
                                    $  38,643,100    $ 136,984,700
                                    =============    =============

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS:
                                EQUITY INVESTEES

                         1999              1998           1997
                         ----              ----           ----
Revenues             $ 11,058,800    $ 11,695,900    $  5,766,000
Costs and expenses    (97,836,400)    (13,273,900)    (12,213,500)
                     ------------    ------------    ------------
Net loss             $(86,777,600    $ (1,578,000)   $ (6,447,500)
                     ============    ============    ============

        SMP entered into various market related and base price escalated uranium sales contracts with certain utilities. Deliveries under the base escalated contracts have been completed as of May 31, 1999. The Company and USE are responsible for one remaining market related contract which will require approximately 696,000 pounds of uranium concentrates to be delivered from 2000 through 2004 depending on utility requirements. These contracts also allow for the quantities to be substantially increased by the utilities. As discussed in Note K, SMP has been the subject of significant litigation and arbitration proceedings between the SMP partners since 1991, portions of which are currently still in progress. Pending the final resolution of the remaining proceedings, the partners in SMP agreed to fulfill certain of the SMP's uranium sales contracts outside of the partnership by each partner delivering a mutually-agreed portion of the delivery commitments on an individual basis. In 1999 and 1998, deliveries under this arrangement resulted in revenues to the Company of $43,800 and $429,300, respectively (no such revenues were recognized in 1997). Revenues from these transactions have been included in the accompanying Consolidated Statements of Operations as Mineral revenues, which would normally have been sales of SMP. As a result of a partial settlement in June of 1998, the Company and USE were assigned one of the SMP utility contracts. This contract calls for deliveries of 198,000, 81,000, 125,000, 84,000 and 208,000 pounds of uranium concentrate in calendar 2000, 2001, 2002, 2003 and 2004. These deliveries are to be made at an average of the three month market price preceding the delivery. The utility has the option of increasing or decreasing the quantity by plus or minus thirty percent.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

        Due to the litigation and arbitration proceedings, financial statements for SMP are not available. Accordingly, the Company has recorded only its direct investment in, and results of operations from the partnership. The Company had no carrying value of its investment in SMP for 1999. The Company's direct loss generated from its investment in SMP was $216,800 and $264,900 for the years ended May 31, 1998 and 1997, respectively. No amounts attributable to SMP are included in the Condensed Combined Balance Sheets or Condensed Combined Statements of Operations of the Company's equity investees presented above.

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

        Pursuant to the Acquisition Agreement, the Mineral Lease, and the Mill Contract, USECC continued the development of the proposed Jackpot Mine and nearby Big Eagle Mine, and worked with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work was funded from the $16,000,000 loaned to the GMMV by Kennecott. Kennecott received a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 loaned by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement.

        In 1996, the U.S. Government adopted the "USEC Privatization Act of 1996" to privatize the U.S. Enrichment Corp. In July 1998, in a filing with the U.S. Securities and Exchange Commission, USEC Inc. ("USEC") disclosed its planned sale of significant quantities of uranium in the U.S. marketplace. Accordingly, forecasted demand for uranium and forecasted uranium sales prices have decreased in the short-term. As a result, the GMMV halted development activities at

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

the Jackpot. Mine on July 31, 1998 and has placed the facility on active standby. This action required the layoff of mine workers. Due to the uncertainty of the uranium market it is not known when the development of the mine will start again or if USECC will be able to conclude the financing necessary to buy Kennecott's interest.

        USECC was able to satisfy the terms of the Acquisition Agreement to the point that the $4,000,000 signing bonus paid by Kennecott is nonrefundable. As a result of the continuing depressed uranium market, the Company and USE were not able to close the acquisition agreement. The signing payment will be applied against any further reimbursable costs and contributions the Company and USE may become obligated to make to the GMMV.

        USE, USECC and Kennecott continue to own their respective 50% interests in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by Kennecott shall remain its obligation, without any adverse effect on the 50% interest in GMMV held by USE and USECC. Kennecott funded $14,458,200 of the $16,000,000 loan obligation. The balance of the loan, $1,541,800, is available when development work is resumed. As a result of the funds advanced under the loan and the signing bonus, which gave Kennecott a 2 for 1 credit against its $50 million work commitment, the $50 million work commitment under the 1990 GMMV Agreement is fully satisfied. The Company and USE have elected to have their interests diluted by becoming non participating on the work plans and budgets. Kennecott is obligated to fund the annual plans and budgets. If the Company's and USE's participating interests drop below 10% their interests will be automatically converted to a 1% to 3% gross proceeds royalty. It is not anticipated that such dilution will occur in the near term.

        Primarily as a result of sustained depressed uranium prices, GMMV evaluated the carrying value of its mineral assets for impairment. GMMV determined the carrying value of its assets exceeded the future cash flows. Accordingly, in Fiscal 1999, GMMV recorded an impairment in the amount of $59,545,150 related to its mineral assets. This impairment does not affect the Company's carrying value of its investment in GMMV or its results of operations.

SMP

        During fiscal 1989, USE and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past eight years. See Notes E and K for a description of the investment and a discussion of the related litigation/arbitration.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

CYPRUS AMAX

        During prior years, the Company and USE conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX and its successor Cyprus Amax Minerals, Inc. ("Cyprus Amax") have not placed the properties into production as of May 31, 1999.

        Cyprus Amax now pays the Company and USE an annual advance royalty of 50,000 pounds of molybdenum (or its cash equivalent). Cyprus Amax is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $75,300, $105,500 and $103,600 of revenue from the advance royalty payments in fiscal 1999, 1998, and 1997, respectively.

        Cyprus Amax may elect to return the properties to the Company and USE, which would cancel the advance royalty obligation. If Cyprus Amax formally decides to place the properties into production, it will pay $2,000,000 to the Company and USE. If Cyprus Amax sells the properties, the Company and USE will receive 15% of the first $25 million received by Cyprus Amax.

        The Company and USE also held an option to purchase certain real estate located in Gunnison, Colorado owned by Cyprus Amax. During fiscal 1995, USE and Crested reached an agreement with Cyprus Amax whereby USE and Crested would forego six quarters of advance royalties as payment of this option exercise price. Thereafter, USE (together with Crested) signed two option agreements with Pangolin Corporation ("Pangolin"), a Park City, Utah developer, for sale of the land owned in Gunnison County, Colorado. Pangolin made a cash payment and signed promissory notes for the purchase of the properties. As of May 31, 1999, the promissory notes were in default and are fully reserved. USECC is endeavoring to resolve the default and filed a legal action to protect its interest (see Note
K).

SGMC

        Sutter Gold Mining Company ("SGMC") was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

        SGMC is in the development stage and additional development is required prior to the commencement of commercial production. SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine development costs since inception have been capitalized. Since test production in 1992, SGMC has focused its efforts on obtaining a reserve study, developing a mine plan and pursuing a partner to assist in the financing of its mineral development and ultimate production. As of May 31, 1999, due to the decline in the spot price for

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

gold and the lack of adequate financing, SGMC has put the development of the mine on hold. Until the time when development begins, SGMC does not expect to require capital contributions from USE, Crested or other sources of financing to maintain its current activities. SGMC will continue to be considered in the development stage until the time it generates significant revenue from its principal operations.

        During the first and second quarters of fiscal 1997, SGMC sold shares of its common stock in a private placement. These shares were sold for $3.00 per share. SGMC received approximately $1,100,000 in net proceeds from this equity placement. During the fourth quarter of fiscal 1997, an additional offering of shares of SGMC's special warrant units was completed and raised approximately $5,400,000 in net cash proceeds. Each special warrant unit is convertible into one share of SGMC common stock for no additional compensation and one stock purchase warrant. The warrant allows the holder to purchase an additional share of SGMC common stock for CDN$6.00. The warrant expired in November 1998. At the underwriter's request, the initial investors (including USE and Crested) agreed to have the amount of their common shares owned reduced by 50 percent. The investors in the $3.00 per share private placement discussed above were not affected as those shares were sold in contemplation of the 1 for 2 reverse split.

        In connection with the second offering, the Company and USE accepted a Contingent Stock Purchase Warrant dated March 21, 1997 which provides the Company and USE the right to acquire, for no additional consideration, common shares of SGMC's $.001 par value common stock having an aggregate value of $10,000,000 (US). The Contingent Stock Purchase Warrant has a term of ten years extending to March 21, 2007, and is exercisable partially or in total, semi-annually beginning on June 30, 1997. However, the Contingent Stock Purchase Warrant is only exercisable to the extent proven and probable ore reserves, as defined in the Contingent Stock Purchase Warrant, in excess of 300,000 ounces are added to SGMC's reserves. In addition, SGMC has the right to satisfy the exercise of all or any portion of the Contingent Stock Purchase Warrant with the net cash flows, as defined, at $25.00 (US) for each new ounce of proven and probable ore in excess of 300,000 ounces up to a maximum of 700,000 ounces. As a result of continued depressed market prices for gold and the inability of SGMC to raise sufficient capital to place the properties into production, SGMC took a $10,718,300 impairment allowance against its mineral properties. As a result of this impairment, the Company wrote off its investment in the SGMC contingent stock warrant in the amount of $651,000 during fiscal 1999. SGMC still owns the mineral properties and management is optimistic that the property will be placed into production in the future. At such time as the property should go into production the Company would receive all its benefits pursuant to the terms of the contingent stock purchase warrants.

        Management is considering alternate uses of the Sutter properties until such time as the price for gold increases. Options that management has considered include the development of a visitor's center.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

        On March 31, 1998, USE purchased 889,900 Special Warrant units from certain Canadian investors. The units were purchased with 488,895 of the USE's common stock. In addition, the Company sold 170,000 shares of common stock to the Canadian investors at the then market price of $7.00 per share. As a result of this purchase, the Company and USE's combined ownership interest in SGMC reached 59%. Therefore, as of April 1, 1998 the Company began consolidating SGMC's results of operations.

PLATEAU RESOURCES LIMITED

        During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary, Canyon Homesteads, Inc., in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At May 31, 1999, Plateau had a cash security in the amount of $7,584,000 to cover reclamation of the properties (see Note K). Although the Company has no ownership in Plateau, Directors of the Company and USE have agreed to divide equally a portion of certain reclamation obligations above a defined amount, and will share equally in the cash flows derived from operations.

        USECC is currently evaluating the best utilization of Plateau's assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to the current depressed uranium market. Alternative uses of the properties are also being evaluated. Commercial revenues are being generated from the townsite assets which include a motel, C-store, lounge/restaurant, boat storage facility and housing.

ENERGX, LTD.

        Energx is engaged in the exploration, development and operation of natural gas properties. Energx currently has leased properties in Wyoming and on the Fort Peck Indian Reservation, Montana. Energx is owned by USE (45%), Crested (45%) and the Assiniboine and Sioux Tribes (10%).

        During fiscal 1997, Energx abandoned certain of its leases and as a result wrote off $164,500 of related capitalized costs. During fiscal 1999, the oil production from oil wells on the Fort Peck Indian Reservation was stopped due to depressed oil prices and declining production. Production will resume once the market price for crude oil increases to the level where the wells are again profitable.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

G.  DEBT:

        The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit bears interest at a variable rate (8.75% as of May 31, 1999). The weighted average interest rate for 1999 and 1998 was 9.5%. No amounts were outstanding under this facility at May 31, 1999 or 1998. This line of credit is secured by a share of the net proceeds of fees from production of oil wells and certain assets of USECC.

        Debt of the Company consists primarily of a note to USE bearing interest at 6% per annum and due on October 1, 1999. The debt is due to U.S. Energy for funding all of the operations of USECC of which 50% is the responsibility of the Company. All debt due to USE is classified as current as of May 31, 1999 and 1998 as a result of USE's unilateral ability to modify the repayment terms under the promissory note agreement. The Company signed a two year promissory note as of May 31, 1997 to USE for the full amount of its indebtedness reserving the right to pay all or part of the note through the issuance of Crested common stock.

                                                    May 31,
                                           ------------------------
                                              1999         1998
                                              ----         ----
Notes payable - U.S. Energy, 6% interest
    balance payable  in full on
    demand (see Note A)                    $7,054,000   $6,547,100
Note payable to bank, 8.75% interest,
    balance due July 1, 1999                   42,000       78,500
                                           ----------   ----------
       Total                                7,096,000    6,625,600
Less - current portion                      7,079,300    6,583,500
                                           ----------   ----------
                                           $   16,700   $   42,100
                                           ==========   ==========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

H.      INCOME TAXES:

        The components of deferred taxes as of May 31, 1999 and 1998 are as follows:

                                                       May 31,
                                            --------------------------
                                                1999           1998
                                                ----           ----
Deferred tax assets:
    Deferred compensation                   $    87,800    $    50,000
    Deferred gains                              106,100        106,100
    Litigation settlements                      135,700        135,700
    Net operating loss carryforwards          2,835,000      3,126,100
    Tax credits                                  15,000          9,000
Tax basis in excess of book                   1,138,300      1,013,000
                                            -----------    -----------
Total deferred tax assets                     4,317,900      4,439,900

Deferred tax liabilities:
    Development and exploration costs           (51,800)       (48,800)
                                            -----------    -----------
Total deferred tax liabilities                  (51,800)       (48,800)
                                            -----------    -----------

Net deferred tax assets - all non-current     4,266,100      4,391,100

Valuation Allowance                          (4,266,100)    (4,391,100)
                                            -----------    -----------

Net deferred tax asset                      $      --      $      --
                                            ===========    ===========

        At May 31, 1999, the Company had available, for federal income tax purposes, net operating loss carryforwards of approximately $8,338,000 which expire in 2006 through 2012. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company's ability to generate future taxable income to utilize the NOL carryforwards.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                      Year Ended May 31,
                                            ------------------------------------
                                               1999         1998         1997
                                               ----         ----         ----

Expected federal income tax benefit         $(663,600)   $ 450,800    $ 453,700
Losses from subsidiaries not consolidated
    for tax purposes, and other               788,600     (555,200)     (52,600)
Valuation allowance                          (125,000)     104,400      506,300
                                            ---------    ---------    ---------
Income taxes                                $    --      $    --      $    --
                                            =========    =========    =========

        There were no taxes payable as of May 31, 1999, 1998 or 1997.

        The Internal Revenue Service ("IRS") has audited the Company's and USECC's tax returns through the year ended May 31, 1996. The audit is completed as of the date of the accompanying financial statements and the Company has requested an appeals hearing. The Company does not expect that the resolution of the audits will have a material effect on the Company's financial position or results of operations.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

I.      SEGMENTS AND MAJOR CUSTOMERS:

        The Company's primary business activity is the sale of minerals and the acquisition, exploration, holding, development and sale of mineral bearing properties although the Company has no producing mines. Other reportable industry segments include commercial operations, primarily real estate activities, an airport fixed base operation, and construction activities. The following is information related to these industry segments:

                                                   Year Ended May 31, 1999
                                          ------------------------------------------
                                                          Commercial
                                           Minerals       Operations    Consolidated
                                           --------       ----------    ------------

Revenues                                  $   119,100    $   607,400    $   726,500
                                          ===========    ===========    ===========
Interest and other revenues                                               3,690,100
                                                                        -----------
     Total revenues                                                     $ 4,416,600
                                                                        ===========

Operating loss                            $(1,002,400)   $  (321,800)   $(1,324,200)
                                          ===========    ===========
Interest and other revenues                                               3,690,100
General corporate and other expenses                                     (2,657,800)
Equity loss in affiliates                                                (1,659,800)
                                                                        -----------
     Loss before income taxes                                           $(1,951,700)
                                                                        ===========

Identifiable net assets at May 31, 1999   $    14,200    $ 2,511,800    $ 2,526,000
                                          ===========    ===========
Investments in affiliates                                                   126,000
Corporate assets                                                          5,763,000
                                                                        -----------
     Total assets at May 31, 1999                                       $ 8,415,000
                                                                        ===========

Capital expenditures                      $    51,300    $   219,900
                                          ===========    ===========
Depreciation, depletion and
     amortization                         $   230,600    $   212,500
                                          ===========    ===========

                                 CRESTED CORP. AND AFFILIATE

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         MAY 31, 1999
                                         (CONTINUED)

                                                    Year Ended May 31, 1998
                                          -------------------------------------------
                                                          Commercial
                                            Minerals      Operations     Consolidated
                                            --------      ----------     ------------

Revenues                                  $    534,800   $    880,900    $  1,415,700
                                          ============   ============
Interest and other revenues                                                 3,244,200
                                                                         ------------
     Total revenues                                                      $  4,659,900
                                                                         ============

Operating (loss) income                   $   (297,600)  $     66,800    $   (230,800)
                                          ============   ============
Interest and other revenues                                                 3,244,200
General corporate and other expenses                                       (1,431,700)
Equity loss in affiliates                                                    (255,800)
                                                                         ------------
     Loss before income taxes                                            $ (1,325,900)
                                                                         ============

Identifiable net assets at May 31, 1998   $     14,200   $  2,648,600    $  2,662,800
                                          ============   ============
Investments in affiliates                                                   1,799,300
Corporate assets                                                            5,905,300
                                                                         ------------
     Total assets at May 31, 1998                                        $ 10,367,400
                                                                         ============

Capital expenditures                      $    587,500   $    119,700
                                          ============   ============
Depreciation, depletion and
     amortization                         $    118,700   $     95,900
                                          ============   ============

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

                                                    Year Ended May 31, 1997
                                          ------------------------------------------
                                                         Commercial
                                           Minerals      Operations     Consolidated
                                           --------      ----------     ------------

Revenues                                  $   103,600    $   488,300    $   591,900
                                          ===========    ===========
Interest and other revenues                                               1,111,600
                                                                        -----------
    Total revenues                                                      $ 1,703,500
                                                                        ===========

Operating loss                            $  (317,900)   $  (385,200)   $  (703,100)
                                          ===========    ===========
Interest and other revenues                                               1,111,600
General corporate and other expenses                                     (1,270,900)
Equity loss in affiliates                                                  (807,900)
                                                                        -----------
    Loss before income taxes                                            $(1,670,300)

Identifiable net assets at May 31, 1997   $    24,600    $ 2,139,000      2,163,600
                                          ===========    ===========
Investments in affiliates                                                 1,796,800
Corporate assets                                                          2,325,300
                                                                        -----------
    Total assets at May 31, 1997                                        $ 6,285,700
                                                                        ===========

Capital expenditures                      $      --      $    64,500
                                          ===========    ===========
Depreciation, depletion and
    amortization                          $      --      $   184,900
                                          ===========    ===========

    Commercial revenues in the statements of operations consist of mining equipment, office and other real property rentals, charter flights and fuel sales.

J.  SHAREHOLDERS' EQUITY:

    The Boards of Directors of both the Company and USE, from time to time, issued stock bonuses to certain directors, employees and third parties. These shares are forfeitable to the Company and USE until earned. The Company is responsible for one-half of the compensation expense related to these issuances (see Note C). For the year ended May 31, 1999, the Company did not recognize compensation expense resulting from these influences. For the years ended May 31, 1998 and 1997 the Company recognized compensation expense of $27,300 and $76,300, respectively, resulting from these issuances. A schedule of forfeitable shares for both Crested and USE is set forth in the following table:

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

         Issue                        Number          Issue            Total
         Date                        of Shares        Price        Compensation
         ----                        ---------        -----        ------------

        June 1990                     25,000          $1.06           $26,562
        December 1990                  7,500            .50             3,750
        January 1993                   6,500            .22             1,430
        January 1994                   6,500            .28             1,828
        January 1995                   6,500            .19             1,230
        January 1996                   5,000            .3125           1,600
        January 1997                   8,000            .9375           7,500
                                      ======                          =======
        Balance at
          May 31, 1999 and 1998       65,000                          $43,900
                                      ======                          =======

        No shares were earned in fiscal 1999 or 1998. Also included in the forfeitable common stock are 15,000 shares to directors which are vesting at 20% a year beginning in November 1992, of which 9,000 are earned but not released as of May 31, 1999.

K.      COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

        ARBITRATION/LITIGATION PROCEEDINGS CONCERNING SMP. In June 1991, Nukem's wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC") instituted arbitration proceedings against U.S. Energy Corp. ("USE") and Crested Corp.("Crested") d/b/a USECC. CRIC claimed that USECC violated the partnership agreement forming Sheep Mountain Partners ("SMP"), a Colorado general partnership in which USECC owned 50% and Nukem, Inc. through its subsidiary CRIC owned the other 50%. On July 3, 1991, USECC filed a civil action in the U. S. District Court of Colorado against Nukem, CRIC, their affiliates and others alleging Nukem/CRIC fraudulently misrepresented facts and concealed information from USECC to induce its entry into the agreements forming SMP and sought rescission, damages and other relief. Certain of Nukem's affiliates (excluding
CRIC) and others were thereafter dismissed from the lawsuit. The U. S. District Court granted the motion of USECC to stay the arbitration initiated by CRIC.

        On September 16, 1991, USECC filed another civil action in the Denver District Court against SMP seeking reimbursement of $85,000 per month since the spring of 1991 for the care and maintenance of the SMP underground uranium mines and properties in Wyoming. On May 11, 1993, the Denver District Court stayed all proceedings until the case pending in the U.S. District Court for Colorado was resolved. In February 1994, USECC and Nukem/CRIC, agreed that the majority of the issues raised in the litigation subsequent to the formation of SMP on December 21,

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

1988, would be handled through consensual binding arbitration with the American Arbitration Association ("AAA").

        The arbitration hearing commenced on June 27, 1994 before a three member AAA arbitration panel (the "Panel"), and the parties rested their cases on May 31, 1995 after 73 hearing days. The Panel entered its Order and Award on April 18, 1996 but refused to dissolve the SMP Partnership. Nukem appealed the Award by filing motions with the U.S. District Court for remand of various issues to the Panel alleging inter alia there was a material miscalculation and a double recovery. The U.S. District Court remanded the matter to the Panel to consider Nukem's motions. On July 3, 1996, the Panel entered its Order finding there was no double recovery and clarified its April 18, 1996 Order and Award regarding the impression of a Constructive Trust in favor of SMP on the CIS contracts Nukem entered into with CIS republics using SMP uranium sales contracts.

        On November 4, 1996, the United States District Court granted USECC's motions for confirmation and issued a Judgment and Order confirming the Arbitration Panel's Orders and Award. Later in November 1996, USECC received $4,300,000 from the SMP escrow bank accounts as partial payment of the monetary award of the Panel and confirmed by the District Court. This $4,300,000 was accounted for under the cost recovery method of accounting, and it was applied to outstanding amounts due USECC. The balance of $1,003,800 was recognized as income. After considering a series of motions, the Federal Court issued a Second Amended Judgment on June 27, 1997, which confirmed the monetary award of the Panel and clarified the equitable award impressing the CIS contracts in Constructive Trust in favor of SMP. Nukem/CRIC filed notices of appeal to the Tenth Circuit Court of Appeals ("10th CCA") and posted a $8,613,600 supersedeas bond covering the monetary portion of the Judgment. Nukem/CRIC's appeal was based on claims that the District Court erred in confirming the Panel's Orders and Award on double recovery and impressing Nukem's uranium purchase contracts with the CIS republics in constructive trust with SMP.

        On June 1, 1998, USECC and Nukem/CRIC entered into a partial Settlement Agreement of the various issues. USECC received $5,026,000 as a partial settlement of the Second Amended Judgment. USECC also received the Sheep Mountain uranium mines and certain other properties from SMP plus one uranium supply contract along with a 50% interest in another uranium supply contract. This settlement did not in any way affect the issues then pending on appeal before the 10th CCA.

        A hearing on the appeal was held before a three judge panel of the 10th CCA on September 24, 1998. On October 22, 1998, the 10th CCA issued its Order and Judgment affirming the U.S. District Court's Second Amended Judgment (without modification) (the "Judgment"). The Judgment ordered that the contracts Nukem entered into to purchase uranium from CIS republics

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

including the purchase rights, the uranium acquired pursuant to those rights and the profits therefrom were impressed with a constructive trust in favor of SMP.

        On November 13, 1998, Nukem/CRIC filed motions for entry of full satisfaction of the Judgment if Nukem/CRIC paid only the balance remaining due on the monetary portion of the Judgment. USECC responded denying the motions and requesting payment of the balance of the monetary award. On February 8, 1999, the District Court denied the motion of Nukem/CRIC for entry of final satisfaction of the Judgment and ordered Nukem/CRIC to forthwith pay USECC the balance of $5,971,596 plus interest of $105,604. Nukem/CRIC made the payment to USECC on February 9, 1999.

        On April 28, 1999, USECC filed a petition in the U.S. District Court to dissolve SMP and for an accounting. Nukem/CRIC responded that the District Court did not have jurisdiction and again filed a motion seeking entry of final satisfaction of the Judgment. On July 16, 1999, the U.S. District Court again denied the motion of Nukem/CRIC for entry of final satisfaction of judgment and denied USECC's petition for dissolution because neither USECC nor Nukem/CRIC petitioned the Court for dissolution of SMP before the Court entered its Second Amended Judgment. On August 2, 1999, Nukem/CRIC filed a Notice of Appeal to the 10th Circuit Court of Appeals of the July 16, 1999 Order. USECC opposes the appeal and will seek judicial intervention to receive an accounting and profits from the CIS contracts impressed in Constructive Trust with SMP.

        ILLINOIS POWER COMPANY LITIGATION. Illinois Power Company ("IPC"), one of the utilities with whom SMP had a long-term uranium supply contract, unilaterally sought to terminate the contract. On October 28, 1993, IPC filed suit in the Federal District Court, Danville, Illinois, against SMP, USECC, CRIC et al. seeking a declaratory judgment that the contract with SMP was void and for other relief. After various negotiating sessions, the parties reached an agreement in June 1995 to settle the case by amending to the original uranium sales agreement to provide for 3 more deliveries of uranium concentrates (U3O8) totaling 486,443 lbs. The final delivery was made in May 1997 and on June 13, 1997, USECC received $858,700 as a distribution of profits from the last delivery to IPC of U3O8 under this SMP contract.

        SELLEY ET AL VS U.S. ENERGY CORP., CRESTED CORP. ET AL. On May 14, 1999, Dennis Selley personally and as personal representative of the Estate of Hannah Selley and his wife Mary B. Selley, filed a Civil Action No. 30869 in the Ninth Judicial District Court of Fremont County, Wyoming against U.S. Energy Corp. and Crested Corp., Plateau Resources Limited and USECC the joint venture, alleging that the defendants were negligent as a landlord in renting a doublewide trailer converted to a bunkhouse near Ticaboo, Utah to plaintiffs' daughter Hannah Selley and seek various unspecified damages. Hannah Selley was employed by U.S. Energy Corp. ("USE") at the Ticaboo Lodge in June 1998. Because no housing was available for employees, she and five other USE employees rented rooms in the bunk house provided by USE, located about 1/2 mile from the

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

Ticaboo Lodge. In the late evening of June 5, 1998 and early the next morning, the occupants built a bonfire near the bunkhouse and had guests over for a party. At about 4:00 a.m. the morning of June 6, 1998, a fire started in the bunkhouse. All occupants were awakened and left the living quarters during the fire except Ms. Selley who perished in the fire. Plaintiffs allege inter alia that defendants were negligent in providing faulty living quarters and that defendants submitted a false filing with the Utah Workers Compensation Fund. Defendants deny negligence in providing the living facility and assert various defenses including plaintiffs' complaint is barred by the Workers Compensation statutory immunity as well as the defense of an intervening clause. Discovery is underway.

        DECLARATORY JUDGMENT ACTION. The Workers Compensation Fund of Utah has filed a complaint for declaratory relief on or about July 26, 1999 against U.S. Energy Corp., Crested Corp., Plateau Resources Limited, Dennis and Mary Selley and others in Civil Action No. 99090 7500 before the Utah Third Judicial Court of Salt Lake County, Utah. The suit is to determine its obligation to defend and indemnify U.S. Energy Corp. and its affiliates in the above Hannah Selley case. U.S. Energy Corp., Crested Corp. and affiliates have not yet responded to the complaint in the case.

        PARADOR MINING CO., INC. ("PARADOR"). On July 30, 1991, Bond Gold Bullfrog, Inc. ("BGBI") filed Civil Action No. 11877 in the District Court of the Fifth Judicial District, Nye County, Nevada naming USE, Crested, Parador Mining Co., Inc.("Parador") and H.B. Layne Contractor, Inc. as defendants. The complaint primarily concerns extra-lateral rights associated with two patented lode mining claims (the "Claims") owned by Parador in and adjacent to plaintiff's Bullfrog gold mine near Beatty, NV. The Claims were initially leased to a predecessor of BGBI and subsequently, a portion of the residuals of that lease were assigned and leased by Parador to USECC. A bifurcated bench trial was held on December 11-12, 1995, before the District Court for the Fifth Judicial District Nye County, Nevada at which time the parties presented evidence relative to the issue of extra-lateral rights. Other claims between the parties were bifurcated by the Court and were not an issue in the trial. On December 26, 1995, the District Court issued a ruling denying that an apex of a vein existed on Parador's Claims and thus no extra-lateral royalties were due to Parador and USECC. All other remaining claims and counterclaims were considered by the Court in another bench trial on January 26-28, 1999. Following the presentation of evidence, the Court entered judgment against the plaintiff BGBI and the defendants Parador and USECC on certain of their respective claims. BGBI, USECC and Parador appealed this judgment to the Nevada Supreme Court. On June 23, 1998, a mandatory Settlement Conference was held in Reno, NV but no settlement was reached. BGBI filed its opening brief on appeal and USECC and Parador have until the end of August 1999 to file their answer brief as respondents and brief as cross-appellants in the appeal.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

        TICABOO TOWNSITE LITIGATION. In fiscal 1998, two individuals and their corporation, Dejavue, Inc., who were contract operators of the restaurant and lounge facility, the lodge and convenience store in Ticaboo, Utah (owned by Canyon Homesteads, Inc.), sued USE, Crested and others in Utah State Court. All defendants except USE were dismissed from the suit. The plaintiffs' corporation Dejavue, Inc. was awarded $156,000 in damages by a jury and attorney fees of $91,700 by the Court against USE. This was recorded in fiscal 1998. The plaintiffs appealed and filed an opening brief with the Utah Court of Appeals arguing that the Trial Court erred in not awarding interest on the judgment. U.S. Energy appealed and filed its opening and answer brief in July 1999 also contending that the Trial Court erred in various other ways. The case is pending on appeal.

        DEPARTMENT OF ENERGY LITIGATION. On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, Yellow Stone Fuel Corporation) and the Uranium Producers of America, a trade organization, filed a complaint against the United States Department of Energy (the "DOE") and its acting secretary in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming. The complaint seeks a declaratory judgment and injunctive relief. The plaintiffs allege that the DOE violated the USEC Privatization Act of 1996 (the "Act"), when the DOE transferred 45 metric tons of low enriched uranium and 3,800 metric tons of natural uranium to the United States Enrichment Corp. ("USEC") in May 1998. USEC became a publicly traded corporation in July 1998.

        The plaintiffs have asked the Court to declare that (i) the DOE violated its statutory authority by transferring uranium to USEC in excess of statutory limits on volume; (ii) the excess amounts were not sold by the DOE to USEC for fair value, as required by the Act, and mandated findings by the DOE concerning possible adverse impacts were not supported in fact; and (iii) the DOE be enjoined from future transfers in violation of the Act. The DOE filed a motion to dismiss and a hearing was held on January 8, 1999 before the U.S. District Court. The Court took the motion under advisement and the case is pending.

        CONTOUR DEVELOPMENT LITIGATION On July 28,1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (collectively, "Contour") seeking compensatory and consequential damages from the defendants for dealings in certain real estate.

        Specifically, USE alleges that Contour has breached contracts for the sale of USE' and Crested's Gunnison properties, and is in default on the promissory notes delivered to pay for the Gunnison properties. USE also alleges a pattern of fraud, interference with contractual relation, breach of fiduciary duty, conversion of USE's security for payment of the promissory notes and unjust enrichment in Contour's dealings with USE and Crested regarding such real estate. Contour answered denying all allegations of wrongdoing, asserting certain counterclaims, which USE has

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

denied, and claiming that USE's and Crested's refusal to consent to a requested transfer of one of the properties excuses Contour from paying the balances due on the promissory notes. Three of the defendants also filed motions to dismiss seeking relief from USE's notice of lis pendens. That motion has not been decided pending settlement discussions that were terminated by USE on July 15, 1999. Litigation is expected to resume against all defendants other than Gunnison Center Properties, L.L.C. which has voluntarily petitioned for protection under Chapter 11 of the Bankruptcy Code. The remaining defendants own other property which USE believes has sufficient value to satisfy any judgment that USE may obtain.


RECLAMATION AND ENVIRONMENTAL LIABILITIES

        Most of the Company's mine development, exploration and operating activities are subject to federal and state regulations that require the Company to protect the environment. The Company attempts to conduct its mining operations in accordance with these regulations, but the rules are continually changing and generally becoming more restrictive. Consequently, the Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's reclamation, environmental and decommissioning liabilities, and the Company believes its recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company would be adversely affected. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded. The Company has not disposed of any properties for which it has a commitment or is liable for any known environmental liabilities.

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

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

the near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

        As of May 31, 1999 and 1998, the Company has recorded estimated reclamation obligations, including standby costs, of $725,900 which is included in Reclamation and Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. In addition, the GMMV, in which the Company is a 50% owner, has recorded a $23,620,000 liability for future reclamation and closure costs. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

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

SMP

        The Company and USE are responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Crooks Gap properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, USE and the regulatory authorities during fiscal 1999 and the balance in the reclamation liability account at May 31, 1999 ($725,900 or 50% of which is recorded in the accompanying balance sheet) is believed by management to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company and USE self bonded this obligation by mortgaging certain of its real estate assets and by holding certificates of deposits. A portion of the funds for the reclamation of SMP's properties will be provided by a sinking fund of up to $.50 per pound of uranium for reclamation work as the uranium is produced from the properties.

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

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

a commercial bank letter of credit as security for the performance of the reclamation obligations for the benefit of GMMV.

        During fiscal 1993, GMMV entered into an agreement to acquire the Sweetwater uranium mill and related properties from UNOCAL. GMMV's consideration for the acquisition of the Sweetwater Mill Property was the assumption of all environmental liabilities and reclamation bonding obligations. The environmental obligations of GMMV are guaranteed by Kennecott. However, UNOCAL also agreed that if GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or January 1, 2001 (which liabilities are not due solely to the operations of GMMV), UNOCAL will reimburse GMMV for the first $8,000,000 of such expenditures. Any reimbursement may be recovered by UNOCAL from 20% of future cash flows from the sale of uranium concentrates processed through the Mill.

        On June 18, 1996, Kennecott had a letter of credit in the amount of approximately $19,767,000 issued to the WDEQ for minesite matters (executing EPA-delegated jurisdiction to administer the Clean Water Act and the Clean Air Act, and directly administering Wyoming statutes on mined land reclamation), and $5,400,000 issued to the NRC for decontamination and cleanup of the Mill and related tailings cells. An irrevocable letter of credit has been provided by the Morgan Guaranty Trust Company of New York in lieu of a surety bond to cover the reclamation costs for the minesite and a performance bond by St. Paul Insurance Company was obtained for the Mill. On March 8, 1999, Kennecott Uranium Company exchanged four surety bonds in the total amount of $19,777,079 issued by St. Paul Fire and Marine Insurance Company, for the Morgan Guaranty letter of credit. These surety bonds will cover all reclamation costs related to mining and drilling operations in the State of Wyoming. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act pertaining to any hazardous materials which may be on site when cleanup work commences.

        Although USE and the other GMMV parties are liable for all reclamation and environmental compliance costs associated with Mill and site maintenance, as well as Mill decontamination and cleanup and site reclamation and cleanup after the Mill is decommissioned, USE believes it is unlikely it will have to pay for such costs directly. These costs are not expected to increase materially if the mill is not put into full operation. To the extent GMMV is required to spend money on reclamation and environmental liabilities related to previous mill and site operations during UNOCAL's ownership, UNOCAL has agreed to fund up to $8,000,000 of costs (provided these costs are incurred before January 1, 2001 and before Mill production resumes), which would be recoverable only out of future mill production (see above). Additionally, the payment of the GMMV reclamation and environmental liabilities related to the mill is guaranteed by Kennecott Corporation, parent of Kennecott Uranium Company. GMMV will also set aside a portion of operating revenues to fund reclamation and environmental liabilities should mining and milling commence. Kennecott

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)

will be entitled to contribution from the USE Parties in proportion to their participation interests in GMMV if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee.

SUTTER GOLD MINING COMPANY

        SGMC is currently owned 59% by the USE, 4% by Crested and 37% by private investors. SGMC owns gold mineral properties in California. Currently, these properties are in development and costs consist of drilling, permitting, holding and administrative costs. No substantial mining has been completed, although a 2,800 foot decline through the identified ore zones for an underground mine was acquired in the purchase. The Company's policy is to provide reclamation on a unit-of-production basis. Currently, reclamation obligations are covered by a $27,000 reclamation bond which SGMC has recorded as a reclamation liability as of May 31, 1999.

PLATEAU RESOURCES, LIMITED

        The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational. In fiscal 1999, Plateau increased the bond amount to $6,866,000 in order to reflect the increase in the consumer price index.

EXECUTIVE COMPENSATION

        The Company and USE are committed to pay the estates of certain of their officers in amounts equal to one year's salary for one year after their death and reduced amounts, to be set by the Board of Directors, for a period up to five years thereafter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING And Financial Disclosure

        Not applicable.
                                    PART III

        In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 1999 the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders. The information regarding the remaining executive officer is contained in Part I of this report.

ITEM 11.       EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by Item 12 is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, REPORTS AND FORM 8-K.

(a) The  following  financial  statements  are filed as a part of this Report as
Item 8:

                                                                        Page No.
(1)     Financial Statements

        Registrant and Affiliate

        Report of Independent Public Accountants..............................37

        Consolidated Balance Sheets - May 31, 1999 and 1998................38-39

        Consolidated Statements of Operations
        for the Years Ended May 31, 1999, 1998 and 1997 ......................40

        Consolidated Statements of Shareholders'
        Equity for the Years Ended May 31, 1999, 1998 and 1997................41

        Consolidated Statements of Cash Flows
        for the Years Ended May 31, 1999, 1998 and 1997....................42-43

        Notes to Consolidated Financial
        Statements.........................................................44-71

(2)     N/A

(3)     Exhibits Required to be Filed.

  Exhibit                                                             Sequential
    No.                  Title of Exhibit                              Page No.
    ---                  ----------------                              --------

   3.1      Restated Articles of Incorporation..............................[1]

   3.2      [intentionally left blank]

   3.3      [intentionally left blank]

   3.4      By-Laws.........................................................[2]

   4.1      USE 1998 Incentive Stock Option Plan
            and Form of Stock Option Agreement.............................[11]

   4.2      Form of Stock Option Agreement and
            Schedule, Options issued 1992 ..................................[9]

   4.3      Form of Stock Option Agreement and
            Schedule, Options issued 1/96...................................[9]

   4.4      USE Restricted Stock Bonus Plan
            as Amended through 2/94.........................................[9]

   4.5      Amendment to Warrant to Purchase 200,000 Common Shares of USE..[10]

   4.6      Amendment to USE 1989 Incentive Stock Option Plan (12/13/96)...[10]

   4.7      USE 1996 Stock Award Program (Plan)............................[10]

   4.8      USE Restated 1996 Stock Award Plan and Amendment to
            USE 1990 Restricted Stock Bonus Plan...........................[10]

   10.1     Promissory Note from Crested to USE (5/31/97)..................[10]

   10.2     Management Agreement - USE - CC.................................[3]

   10.3     Joint Venture Agreement - Registrant and USE....................[2]

   10.4     U.S. Energy Corp. Employee Stock Ownership Plan.................[2]

   10.5     Assignment and Lease - Parador..................................[3]

   10.6     Employment Agreement - Daniel P. Svilar.........................[2]

   10.7     Executive Officer Death Benefit Plan............................[2]

   10.8     [intentionally left blank]

   10.9     Big Eagle Acquisition Agreement with PMC........................[4]

   10.10    Ft. Peck Agreement - Drilling and Production Services...........[3]

   10.11-10.16   [intentionally left blank]

   10.17    Sweetwater Mill Acquisition Agreement...........................[3]

   10.18    Self Bond Agreement - Crooks Gap Properties.....................[1]

   10.19    [intentionally left blank]

   10.20    [intentionally left blank]

   10.21    Master Agreement - Mt. Emmons/AMAX Inc..........................[5]

   10.22    [intentionally left blank]

   10.23    Crooks Gap Property Acquisition Agreement.......................[6]

   10.24    [intentionally left blank]

   10.25    [intentionally left blank]

   10.26    Memorandum of Partnership Agreement - GMMV......................[2]

   10.27    Mineral Properties Agreement - Congo Area - PMC.................[2]

   10.28    [intentionally left blank]

   10.29    Memorandum of Partnership Agreement - SMP.......................[1]

   10.30    Plateau Acquisition - Stock Purchase Agreement
            and Related Exhibis.............................................[7]

   10.31-10.40   [intentionally left blank]

   10.41    Option and Sales Agreements - Gunnison Property Parcel A........[8]

   10.42    Option and Sales Agreements - Gunnison Property Parcel B........[8]

   10.43    Contract for Sale of Wind River Estates
            to Arrowstar....................................................[9]

   10.44    Contract for sale of Jeffrey City Six-Plex
            to Tag Development, Inc.........................................[9]

   10.45    Development Agreement with First-N-Last.........................[9]

   10.46    Operating Agreement with First-N-Last...........................[9]

   10.47    [intentionally left blank]

   10.48    [intentionally left blank]

   10.49    Acquisition Agreement between Kennecott Uranium Company,
            USE and USECC regarding GMMV (6/23/97).........................[10]

   10.50    Exhibit A to Acquisition Agreement (see 10.49)
            Promissory Note from Kennecott Uranium Company to
            Kennecott Energy Company regarding GMMV .......................[10]

   10.51    Exhibit B to Acquisition Agreement (see 10.49)
            Mortgage, Security Agreement, Financing Statement and
            Assignment of Proceeds, Rents and Leases.......................[10]

   10.52    Exhibit G to Acquisition Agreement (see 10.49) - Contract
            Services Agreement for the Sweetwater Uranium Mill Facility....[10]

   10.53    Exhibit H to Acquisition Agreement (see 10.49) -
            Mineral Lease Agreement .......................................[10]

   10.54    Exhibit I to Acquisition Agreement (see 10.49) - Fourth
            Amendment of Mining Venture Agreement among
            Kennecott Uranium Company, USE and USECC.......................[10]

   10.55    Master Resolution Agreement regarding Gunnison Properties......[10]

   10.56    Membership Pledge Agreement regarding Gunnison Properties......[10]

   10.57    Management Agreement between SGMC and USECC....................[10]

   10.58    Outsourcing  and Lease Agreement between YSFC and USECC........[10]

   10.59    Convertible Promissory Note from YSFC to USECC.................[10]

   21       Subsidiaries of Registrant.....................................[10]


By Reference

   [1] Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10- K for the year ended May 31, 1989.

   [2] Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10- K for the year ended May 31, 1990.

   [3] Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10- K for the year ended May 31, 1991.

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

   [7] Incorporated by reference from exhibit A to the U.S. Energy Corp. Form 8-K reporting an event of August 11, 1993.

   [8] Incorporated by reference from the like- numbered exhibits of the Registrant's Form 10- K for the year ended May 31, 1995.

   [9] Incorporated by reference from the like- numbered exhibits of the Registrant's Form 10- K for the year ended May 31, 1996.

   [10] Incorporated by reference from the like- numbered exhibits of the Registrant's Form 10- K for the year ended May 31, 1997.

   [11] Incorporated by reference from the like- numbered exhibits of the Registrant's Form 10- K for the year ended May 31, 1998.


(b)         Reports filed on Form 8-K.

            During the fourth quarter of the fiscal year ended on May 31, 1999, the Registrant filed no reports on Form 8-K.

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

                                             CRESTED CORP.
                                             (Registrant)


Date:          August 27, 1999               By:       /s/ John L. Larsen
                                                    ----------------------------
                                                    JOHN L. LARSEN,
                                                    Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:          August 27, 1999              By:       /s/ John L. Larsen
                                                   -----------------------------
                                                   JOHN L. LARSEN, Director


Date:          August 27, 1999              By:       /s/ Max T. Evans
                                                   -----------------------------
                                                   MAX T. EVANS, Director


Date:          August 27, 1999              By:       /s/ Daniel P. Svilar
                                                   -----------------------------
                                                   DANIEL P. SVILAR, Director


Date:          August 27, 1999              By:       /s/ Michael D. Zwickl
                                                   -----------------------------
                                                   MICHAEL D. ZWICKL, Director


Date:          August 27, 1999              By:       /s/ Kathleen R. Martin
                                                   -----------------------------
                                                   KATHLEEN R. MARTIN, Director


Date:          August 27, 1999              By:       /s/ Robert Scott Lorimer
                                                   -----------------------------
                                                   ROBERT SCOTT LORIMER,
                                                   Principal Financial Officer
                                                   and Chief Accounting Officer