Form 10QSB
period 1999-08-31
CRESTED CORP
filed 1999-10-15
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 1999 or
[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from           to
                                                         ----------   ----------

Commission file number   0-8773

                                  CRESTED CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

            Colorado                                          84-060812
----------------------------------------              --------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

      877 North 8th West, Riverton, WY                       82501
----------------------------------------              --------------------------
(Address of principal executive offices)                     (Zip Code)

Company's telephone Number, including area code:             (307) 856-9271
                                                      --------------------------


                                      NONE
--------------------------------------------------------------------------------
     (Former name, address and fiscal year, if changed since last report)


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at October 15, 1999
------------------------------                   -------------------------------
Common stock, $.001 par value                          10,349,664 Shares

                           CRESTED CORP. AND AFFILIATE

                                      INDEX

                                                                      Page No.
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

           Condensed Consolidated Balance Sheets
              August 31, 1999 and May 31, 1999.............................3-4

           Condensed Consolidated Statements of Operations
              Three Months Ended August 31, 1999 and 1998....................5

           Condensed Consolidated Statements of Cash Flows
              Three Months Ended August 31, 1999 and 1998....................6

           Notes to Condensed Consolidated Financial Statements..............7

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................8-11

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.............................................12-13

ITEM 6.    Exhibits and Reports on Form 8-K.................................13

           Signatures.......................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                      August 31,        May 31,
                                                        1999             1999
                                                     -----------      ---------
                                                     (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                        $2,928,800      $3,509,000
   Accounts receivable
     Trade, net of allowance for doubtful accounts      63,800          72,200
     Affiliates                                      2,144,700       1,875,300
   Current portion of long-term receivable
     Related parties                                   116,000         115,000
   Inventory and other                                 122,800          34,200
                                                     ---------       ---------
TOTAL CURRENT ASSETS                                 5,376,100       5,605,700

LONG-TERM NOTES RECEIVABLE
   Related parties                                      13,900          10,200

INVESTMENTS IN AFFILIATES                              103,500         126,000

INVESTMENT IN CONTINGENT
   STOCK PURCHASE WARRANT                                 --              --

PROPERTIES AND EQUIPMENT                             5,964,800       5,951,800
   Less accumulated depreciation,
   depletion and amortization                       (3,472,800)     (3,437,400)
                                                    ----------      ----------
                                                     2,492,000       2,514,400

OTHER ASSETS                                           159,700         158,700
                                                     ---------       ---------
                                                    $8,145,200      $8,415,000
                                                    ==========      ==========


            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                    August 31,          May 31,
                                                       1999              1999
                                                    ----------       ----------
                                                    (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses          $  307,300       $  371,700
    Deferred GMMV purchase option                   2,000,000        2,000,000
    Current portion of long-term debt
      Affiliate                                     7,266,800        7,054,000
      Others                                          106,200           25,300
                                                   ----------        ---------
TOTAL CURRENT LIABILITIES                           9,680,300        9,451,000

LONG-TERM DEBT                                          9,000           16,700

RECLAMATION LIABILITY                                 725,900          725,900

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
    65,000 shares issued, forfeitable until earned     43,900           43,900

SHAREHOLDERS' DEFICIT:
    Preferred stock, $.001 par value;
      100,000 shares authorized;
      none issued or outstanding                         --               --
    Common stock, $.001 par value;
      20,000,000 shares authorized;
      10,349,664 and 10,284,694 shares
         issued and outstanding, respectfully          10,300           10,300
    Additional paid-in capital                      6,387,300        6,387,300
    Accumulated deficit                            (8,711,500)      (8,220,100)
                                                   ----------       ----------
TOTAL SHAREHOLDERS' DEFICIT                        (2,313,900)      (1,822,500)
                                                   ----------        ---------
                                                   $8,145,200       $8,415,000
                                                   ==========       ==========


            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Statements of Operations

                                                       Three Months Ended
                                                            August 31,
                                                    ---------------------------
                                                       1999            1998
                                                       ----            ----
                                                    (Unaudited)     (Unaudited)

REVENUES:
   Mineral revenue                                   $ 17,100         $ 24,500
   Commercial operations                              105,200          329,800
   Interest                                            40,200           37,400
   Oil sales                                            5,500            9,500
   Management fees and other                           77,700          220,900
                                                    ---------        ---------

                                                      245,700          622,100

COSTS AND EXPENSES:
   Mineral operations                                $260,200         $327,200
   Commercial operations                              209,500          202,200
   General and administrative                         242,000          627,100
   Oil production                                         900           11,100
   Interest                                             2,000            6,700
                                                     --------         --------

                                                      714,600        1,174,300
                                                     --------        ---------
LOSS BEFORE
   EQUITY LOSS
   AND INCOME TAX PROVISION                          (468,900)        (552,200)

EQUITY IN LOSS OF AFFILIATES                          (22,500)         (62,900)
                                                     --------          -------

LOSS BEFORE
   PROVISION FOR INCOME TAXES                        (491,400)        (615,100)

PROVISION FOR INCOME TAXES                               --               --
                                                    ---------        ---------

NET LOSS                                            $(491,400)       $(615,100)
                                                    =========        =========

NET LOSS PER SHARE,
   BASIC AND DILUTED                                $    (.05)       $    (.06)
                                                    =========        =========

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                              10,349,664       10,237,694
                                                   ==========       ==========

DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                              10,349,664       10,302,694
                                                   ==========       ==========


            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Statements of Cash Flows

                                                         Three Months Ended
                                                             August 31,
                                                      --------------------------
                                                        1999            1998
                                                        ----            ----
                                                     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(491,400)     $(615,100)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation, depletion and amortization           35,400         63,700
      Equity in loss of affiliates                       22,500         62,900
    Net changes in components
      of working capital                               (414,000)     1,218,400
                                                      ---------      ---------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                 (847,500)       729,900
                                                      ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in long-term receivables          (4,700)        19,300
  Purchases of property and equipment                   (13,000)       (25,700)
  Increase in other assets                               (1,000)        (1,400)
                                                       --------       --------
NET CASH USED IN
   INVESTING ACTIVITIES:                                (18,700)        (7,800)
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                           90,700        100,500
  Payment on long-term debt                             (17,500)        (6,100)
  Net activity on long-term debt to affiliate           212,800        398,400
                                                      ---------      ---------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                  286,000        492,800
                                                      ---------      ---------

NET (DECREASE) INCREASE
  IN CASH AND CASH EQUIVALENTS                         (580,200)     1,214,900

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 3,509,000      1,012,700
                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $ 2,928,800      2,227,600
                                                    ===========      =========

SUPPLEMENTAL DISCLOSURES:

  Interest paid                                       $   2,000       $  6,700
                                                      =========       ========


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

              Notes to Condensed Consolidated Financial Statements


     1) The Condensed Consolidated Balance Sheet as of August 31, 1999 the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended August 31, 1999 and 1998, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at May 31, 1999, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of August 31, 1999, the results of operations and cash flows for the three months ended August 31, 1999 and August 31, 1998.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-K. The results of operations for the periods ended August 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

      3) The condensed consolidated financial statements of the Company include its proportionate share of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's parent, U.S. Energy Corp. ("USE"). All material inter-company profits and balances have been eliminated.

      4) Debt at August 31, 1999 and May 31, 1999 consists primarily of the balance on a note payable to USE of $7,266,800 and $7,054,000, respectively. The remaining current portion long-term debt of $106,200 and $25,300 at August 31, 1999 and May 31, 1999 respectively is for various equipment purchases and the financing of annual insurance premiums through financial institutions.

      5) The reclamation liability of $725,900 represents the Company's share of the liability at the Sheep Mountain Mines in the Crooks Gap Mining District. This reclamation work may be performed over several years and will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is not anticipated that either of these events will occur for sometime into the future.

      6) Certain reclassifications have been made in the May 31, 1999 financial statements to conform to the classifications used in August 31, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

      During the quarter ended August 31, 1999, the Company experienced a decrease in working capital in the amount of $458,900. This decrease in working capital increased the working capital deficit of the Company at August 31, 1999 to $4.3 million from a working capital deficit of $3.8 million at May 31, 1999. The primary changes in working capital were reductions of $580,200 in cash and cash equivalents, an increase of $303,500 in long term debt and an increase in accounts receivable affiliates of $269,400.

      Cash was consumed by operations, $847,500, and investing activities, $18,700, while financing activities increased cash by $286,000. The increase in financing activities came as a result of increased debt due to the Company's parent, U.S. Energy Corp. ("USE"), in the amount of $212,800 and debt to third parties primarily for the financing of prepaid insurance premiums in the amount of $90,700. During the quarter ended August 31, 1999, long term debt was also reduced by $17,500.

      Accounts receivable affiliates increased as a result of amounts advanced on behalf of various affiliated companies. The majority of these advances were to Plateau Resources Ltd. ("Plateau"). During the quarter ended August 31, 1999, the Company advanced $257,100 to Plateau for construction projects. These projects were the construction of boat storage and gravel crushing facilities. It is believed that upon completion, both of these facilities will provide cash flows to the Company and USE.

      The Company reported a $2,000,000 deferred purchase option at August 31, 1999 and May 31, 1999. This option is as the result of Kennecott Energy paying the Company a signing bonus upon the execution of the Acquisition Agreement on June 23, 1997. The option is non-refundable and will be offset against any future cash commitments the Company may incur on the GMMV properties in the future.

Capital Resources

      General: The primary source of the Company's capital resources for the remaining nine months of fiscal 2000 are the cash on hand at August 31, 1999; the potential receipt of cash from the SMP Arbitration Award; possible equity financing from affiliated companies, and proceeds under the line of credit. The Company will continue to rely on USE to provide funding for its expenditures for the remaining nine months of fiscal 2000. Additionally, the Company and USE will continue to offer for sale various assets such as equipment, lots and homes in Ticaboo, Utah, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, and aviation fuel sales, also will provide cash.

      Line of Credit: The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. It is anticipated that this line of credit may be used to finance short term working capital needs. The Company and USE are currently seeking an increase in their line of credit through financial institutions to fund expanding operations in the current coal bed methane exploration and development programs as well as alternate feed and waste disposal businesses.

      Financing: Equity financing for Sutter Gold Mining Company ("SGMC") and Plateau are dependent on the market price of gold and uranium among other conditions. As of August 31, 1999, the prices for these metals remained depressed and it is not known when they will recover. The Company and USE continue to be optimistic concerning the future markets for these metals but cannot accurately forecast what the prices will be in the short or long term markets. If the price for these metals do not increase in the short term, the working capital of the Company and USE could be impacted negatively due to holding costs of the properties. The Company and USE continue to pursue alternative uses for these properties including tourism at the SGMC properties and alternate feed or waste disposal at the Plateau properties.

      The Company and USE are also seeking financing through equity markets for their expansion into the coal bed methane and alternative feed/waste management businesses. Discussions are currently underway regarding these financing efforts with investment banking firms.

      During the quarter ended August 31, 1999, the Company and USE became involved in the exploration phase of coal bed methane as drilling contractors for third parties. The Company and USE will use existing drilling assets in these drilling projects. This opportunity allows the Company and USE to become involved in the acquisition of coal bed methane properties and develop gas producing fields for their own account. The Company and USE have committed capital resources to the coal bed methane project for the purchase of equipment, mineral leases and operating costs until such time as equity financing is obtained.

      Summary: The Company believes that cash on hand at August 31, 1999, as well as proceeds from its line of credit and the Company's continued reliance on USE, will be adequate to fund working capital requirements through fiscal 2000. However, these capital resources will not be sufficient to provide the funding for major capital expansions of the Company's mineral properties and projected business expansions.

Capital Requirements

      General: The primary requirements for the Company's working capital during the remainder of fiscal 2000 are expected to be the costs associated with the development activities of Plateau, care and maintenance costs of the former SMP uranium properties, payments of holding fees for mining claims, the Company's portion of the costs associated with the GMMV properties, business expansion and development costs associated with the coal bed methane and alternative feed/waste disposal businesses and corporate general and administrative expenses.

      SGMC: The Company owns a minority interest in SGMC and is therefore not directly responsible for the ongoing administrative and development costs of the properties owned by SGMC. Through its affiliation with USE however, the Company assists in the efforts to secure financing to place the SGMC properties in California into production.

      SGMC is developing alternate uses of its mineral properties until such time as production of gold is profitable. SGMC is developing various facilities to utilize its properties in the tourism business. It is not anticipated that any of the Company or USE's cash resources will be needed to complete the development of these assets. It is projected that cash flows will be generated from this business early in the third quarter of 2000.

      Sheep Mountain Mines: The holding and reclamation costs associated with the Sheep Mountain uranium mineral properties are the responsibility of the Company and USE. The holding costs during 1999 were approximately $57,000 per month. The Company and USE continue to search for improved techniques that will reduce these monthly costs. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by the pledge of certain of the Company's and USE's real estate assets. The reclamation bond amount is reviewed annually by the state regulatory agencies. The Company's portion of the reclamation liability on the Sheep Mountain properties is $725,900 and is shown as "Reclamation liability " within the condensed consolidated balance sheet.

      It is not anticipated that the Sheep Mountain properties will be placed into production during Fiscal 2000. The Company and USE have determined that the Sheep Mountain mining properties should be maintained and prepared for production in the future when the price of uranium increases to the level where the Company and USE are able to obtain long term delivery contracts with favorable price terms and the Sweetwater Mill (which is owned and operated by the GMMV) is placed into production. There are no major reclamation expenditures expected during the balance of Fiscal 2000 that the Company and USE are aware of on the Sheep Mountain properties.

      GMMV: In July 1998, the GMMV management committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. The management committee of the GMMV is endeavoring to reduce the holding costs of the GMMV mineral and mill properties. The Company and USE have notified the GMMV management committee that they have elected to be a non-participating partner in funding current holding and reclamation costs. By making this election, the Company and USE will be diluted pursuant to the terms of the GMMV contract. It is not believed that the dilution in the short term will be material to the Company and USE's ownership interest in the GMMV.

      Plateau: Plateau owns and operates the Ticaboo Town site, motel, convenience store and restaurant. Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Uranium mill. The Company does not own any portion of Plateau but shares in the cash flow streams of the properties with USE on a 50-50 basis. The Company and USE are currently seeking joint venture partners and equity financing to enter into the alternative feed and waste disposal businesses. Currently, discussions are underway with third party companies and investment banking firms regarding the expansion into these business opportunities. The Company and USE will continue to fund the costs of permitting and stand-by costs associated with the properties. Expansion into the alternate feed and waste disposal businesses will require additional capital.

     Yellow Stone Fuels Corp. ("YSFC"): In Management's opinion, YSFC has sufficient cash to fund its limited operations. YSFC continues to maintain its mineral interests and look for additional business opportunities. It is not anticipated that the Company or USE will be obligated to advance funds on behalf of YSFC.

      Term Debt and Other Obligations: Debt to non-related parties at August 31, 1999, was $115,200 compared to $42,000 at May 31, 1999. The increase in debt to non-related parties consists primaraly of debt due on the financing of annual insurance premiums. The balance of the debt to non-related parties is for the purchase of various pieces of heavy equipment and bears different interest rates with various maturity dates.
All payments on the debt are current.

      As of August 31, 1999, the Company was indebted to USE in the total amount of $7,266,800. USE has not indicated that it will call the debt, when it is due. The Company has had preliminary discussions with USE to potentially retire the note with shares of its common stock.

     Reclamation Obligations: It is not anticipated that any of the Company's working capital will be used in Fiscal 2000 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties in which the Company owns an interest will enter the reclamation phase prior to May 31, 2000. GMMV is in the process of starting the reclamation of an open pit mine which was developed by a previous owner. It is believed that the cost of reclamation will be covered by a commitment by the prior owner to provide the initial $8 million in reclamation. These funds are to be recovered from a future production over ride until such time as they are repaid.

      Other: The Company and USE are currently not in production on any mineral properties. The Company and USE are not using hazardous substances or known pollutants to any great degree in the maintenance of mineral properties or the development of new businesses. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. The Company and USE are not aware of any claims for personal injury or property damages that need to be accrued or funded. The Company and USE maintain both workers compensation and liability insurance coverage which they believe cover any claims that may exist.

      The tax years through May 31, 1994 are closed after audit by the IRS. The Company and USE are currently in hearings with the Appeals Office of the IRS in Denver, Colorado to discuss resolving issues raised for Fiscal 1995 and 1996. Although no definite outcome can be predicted, the Company and USE believe that there will not be a material cash impact from the ultimate outcome of these hearings.

Results of Operations

     Three Months Ended August 31, 1999 Compared to Three Months Ended August 31, 1998

      During the quarter ended August 31, 1999, revenues decreased by $376,400 to $245,700 as compared to revenues of $622,100 during the quarter ended August 31, 1998. This decrease was primarily associated with the curtailment of contract work that the Company and USE had been doing for the GMMV. The reduction of work on the GMMV properties was as a result of low spot prices for uranium and the inability of the Company and USE to raise the funds to purchase Kennecott Energy's 50% interest in the GMMV. The GMMV management committee determined in late July 1998 to significantly reduce expenditures at its mineral properties. This curtailment reduced the rental of equipment revenues and management fees previously received by the Company and USE from GMMV.

      Costs and Expenses were $714,600 for the quarter ended August 31, 1999 as compared to $1,174,300 for the quarter ended August 31, 1998. This decrease of $459,700 was also related to the reduction of activities at the GMMV properties. In addition to the reduction of activity at the GMMV properties, the Company and USE granted a bonus to two of their employees for services related to the SMP arbitration/litigation during the quarter ended August 31, 1998. There were no similar bonuses granted during the quarter ended August 31, 1999.

      Operations for the quarter ended August 31, 1999 resulted in a loss of $491,400 or $0.05 per share as compared to a loss of $615,100 or $0.06 per share for the quarter ended August 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

Sheep Mountain Partners Arbitration/Litigation

      In 1991, disputes arose between USE/Crested (USECC), and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed the arbitration proceedings and the State Court case was also stayed. In fiscal 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association ("AAA"), for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

      Following hearings before a three member panel of the AAA, the Panel entered an Order and Award in April 1996 and supplemented it in July 1996, which were ultimately confirmed by the U.S. District Court of Colorado in its Second Amended Judgment (the "Judgment"). Please see Item 3. Company's 1999 Form 10-K for more details of this arbitration/litigation. Nukem appealed the Judgment of the U.S. District Court to the 10th Circuit Court of Appeals (10th CCA). On October 22, 1998, the 10th CCA issued its Order and Judgment affirming the District Court's Judgment (without modification). The Judgment ordered that the uranium purchase contracts Nukem entered into with three CIS republics including the purchase rights, the uranium acquired pursuant to those rights and the profits therefrom were impressed with a constructive trust in favor of SMP.

      On November 13, 1998, Nukem/CRIC filed motions for entry of full satisfaction of the Judgment if Nukem/CRIC paid only the balance remaining due on the monetary portion of the Judgment. USECC responded opposing the motions and requesting payment of the balance of the monetary award. On February 8, 1999, the District Court denied the motion of Nukem/CRIC for entry of final satisfaction of the Judgment and ordered Nukem/CRIC to forthwith pay USECC the balance of $5,971,600 plus interest of $105,700.
Nukem/CRIC made that payment to USECC on February 9, 1999.

      On April 28, 1999, USECC filed a petition in the U.S. District Court to dissolve SMP and for an accounting. Nukem/CRIC responded that the District Court did not have jurisdiction and again filed a motion seeking entry of final satisfaction of the Judgment. On July 16, 1999, the District Court again denied the motion of Nukem/CRIC for entry of final satisfaction of Judgment and denied USECC's petition for dissolution because neither USECC nor Nukem/CRIC petitioned the Court for dissolution of SMP before the Court entered its Second Amended Judgment. On August 2, 1999, Nukem/CRIC filed a Notice of Appeal to the 10th CCA of the District Court's July 16, 1999 Order. Thereafter, USECC filed a request with the District Court for post judgment assistance to compel Nukem to account for its profits on the CIS contracts. USECC also filed a motion to dismiss the appeal of Nukem/CRIC to the 10th CCA. The post judgment request and the motion to dismiss are pending before the Courts.

Ticaboo Townsite Litigation

      In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) and their corporation Dejavue, Inc. sued USE, Crested and others in Utah State Court 3rd Judicial District. See Item 3 of Company's 1999 Form 10K for more details. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in damages against USE and awarded the plaintiff Dejavue, Inc. $91,668 in attorney fees. USE posted a supersedeas bond for $275,000 to appeal the judgment and plaintiffs also appealed the judgment to the Utah Court of Appeals. Plaintiffs and USE have both filed their briefs with the Utah Court of Appeals. The Court set October 25, 1999 for oral arguments in Salt Lake City, UT.

BGBI Litigation

      USE and Crested are defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. Please see
Item 3 of Company's 1999 Form 10K. The Trial Court ruled against both the palintiff and defendants on their respective claims. BGBI and Parador, and USE/Crested all appealed the decision to the Nevada Supreme Court. BGBI filed its brief on appeal and Parador and USECC have filed their answer and opening brief. Defedant and Cross-Respondent H.B. Lane, contractor is seeking to file an answering brief to Parador's cross-appeal by November 15, 1999.

Sutter Gold Mining Company (SGMC) Litigation

      In 1993, Amador County issued a conditional use permit ("CUP") to allow SGMC to develop the Sutter Gold Mine (SGM) near the town of Sutter Creek, Amador County, California. A number of conditions were included in the original CUP which accommodated local citizen and government agency concerns about noise, waste disposal, traffic and other aspects of the proposed mining operation. Please see Item 3 of Company's 1999 Form 10K.

      In 1997 and 1998, SGMC proposed amendments to the CUP for a new design of the SGM which would lower its environmental impact by reducing traffic, potentially eliminating the use of cyanide on-site, and removing two large tailings dams which would have been built to hold mine and mill waste. In August and September 1998, the Board of Supervisors approved the amendments to the CUP.

      On September 28, 1998 a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenged the actions of Amador County and its Board of Supervisors in approving the amended CUP. A hearing was held on June 7, 1999 and the Court denied plaintiffs' lawsuit on August 30, 1999. Plaintiffs have until October 29, 1999 to appeal the decision.

ITEM 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits.  None.

      (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended August 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                             CRESTED CORP.
                                             (Company)



Date:  October 15, 1999                By:   /s/ John L. Larsen
                                          --------------------------------------
                                             JOHN L. LASREN,
                                             Chief Executive Officer
                                             and Chairman



Date:  October 15, 1999                By:   /s/ Robert Scott Lorimer
                                          --------------------------------------
                                             ROBERT SCOTT LORIMER,
                                             Principal Financial Officer
                                             and Chief Accounting Officer