Form 10-Q
period 1999-11-30
CRESTED CORP
filed 2000-01-14
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly  report  pursuant  to  section  13 or 15(d) of the  Securities
    Exchange  Act of 1934 For the fiscal  quarter  ended  November  30,  1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from      to
                                              -----    -----
Commission file number 0-8773
                       ------
                                  CRESTED CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Colorado                                                     84-0608126
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                             82501
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Company's telephone Number, including area code:             (307) 856-9271
                                                             -------------------

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

                                    YES X  NO
                                       ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at January 14, 2000
-----------------------------                    -------------------------------
Common stock, $.001 par value                           10,349,664 Shares

                           CRESTED CORP. AND AFFILIATE

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Consolidated Balance Sheets
            November 30, 1999 and May 31, 1999...............................3-4

          Condensed Consolidated Statements of Operations
            Three and Six Months Ended November 30, 1999 and 1998..............5

          Condensed Consolidated Statements of Cash Flows
            Six Months Ended November 30, 1999 and 1998........................6

          Notes to Condensed Consolidated Financial Statements.................7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................8-12

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................13-14

ITEM 4.   Submission of Matter to a vote of Security Holders..................15

ITEM 6.   Exhibits and Reports on Form 8-K....................................15

          Signatures..........................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                  November 30,         May 31,
                                                      1999              1999
                                                  -----------       -----------
                                                  (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                       $ 1,996,300       $ 3,509,000
  Accounts receivable
    Trade, net of allowance for doubtful accounts     262,400            72,200
    Affiliates                                      1,778,200         1,875,300
  Current portion of long-term receivable
    Related parties                                   116,200           115,000
  Inventory and other                                  86,800            34,200
                                                  -----------       -----------
          TOTAL CURRENT ASSETS                      4,239,900         5,605,700

LONG-TERM NOTES RECEIVABLE
  Related parties                                      12,800            10,200

INVESTMENTS IN AFFILIATES                             163,900           126,000

PROPERTIES AND EQUIPMENT                            6,535,500         5,951,800
Less accumulated depreciation,
  depletion and amortization                       (3,528,400)       (3,437,400)
                                                  -----------       -----------
                                                    3,007,100         2,514,400

OTHER ASSETS                                          159,700           158,700
                                                  -----------       -----------
                                                  $ 7,583,400       $ 8,415,000
                                                  ===========       ===========

            See notes to Condensed Consolidated Financial Statements.
                                        3

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                 November 30,         May 31,
                                                    1999               1999
                                                 -----------        -----------
                                                 (Unaudited)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $  205,900          $  371,700
  Deferred GMMV purchase option                   2,000,000           2,000,000
  Current portion of long-term debt
    Affiliate                                     7,224,700           7,054,000
    Others                                           76,400              25,300
                                                 -----------         -----------
TOTAL CURRENT LIABILITIES                         9,507,000           9,451,000

LONG-TERM DEBT                                        5,900              16,700

RECLAMATION LIABILITY                               725,900             725,900

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
  65,000 shares issued, forfeitable until earned    43,900               43,900

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value;
      100,000 shares authorized
      none issued or outstanding                        --                  --
    Common stock, $.001 par value;
      20,000,000 shares authorized
      issued 10,284,664 shares                       10,300              10,300
    Additional paid-in capital                    6,387,300           6,387,300
    Accumulated deficit                          (9,096,900)         (8,220,100)
                                                 -----------        -----------
TOTAL SHAREHOLDERS' DEFICIT                      (2,699,300)         (1,822,500)
                                                 -----------        -----------
                                                 $ 7,583,400        $ 8,415,000
                                                 ===========        ===========

            See notes to Condensed Consolidated Financial Statements.
                                        4

                           CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Statements of Operations

                                      Three Months Ended    Six Months Ended
                                         November 30,          November 30,
                                      ------------------    ----------------
                                    1999        1998        1999        1998
                                (Unaudited)  (Unaudited) (Unaudited) (Unaudited)

REVENUES:
  Mineral revenue               $  16,400  $   17,800  $   33,500   $    42,300
  Commercial operations            82,300      57,500     187,500       387,300
  Coal bed methane gas operations 381,600         --      381,600          --
  Oil sales                        17,500      17,400      23,000        26,900
  Interest                         29,300      31,000      69,500        68,400
  Management fees and others      150,200      74,700     227,900       295,600
                               ----------- ----------- -----------   -----------
                                  677,300     198,400     923,000       820,500

COSTS AND EXPENSES:
  Mineral operations              268,000     224,800     528,200       552,000
  Commercial operations           200,700     221,700     410,100       423,900
  Coal bed methane gas operations 151,300         --      151,300           --
  Oil Production                    7,600       8,400       8,500        19,500
  Interest                          4,100       6,400       6,100        13,100
  General and administrative      411,400     293,800     653,400       920,900
                               ----------- ----------- -----------   -----------

                                1,043,100     755,100   1,757,700     1,929,400
                               ----------  ----------- -----------    ----------

LOSS BEFORE EQUITY LOSS
  AND TAX PROVISION              (365,800)   (556,700)   (834,700)   (1,108,900)

EQUITY IN LOSS OF AFFILIATES      (19,600)   (248,000)    (42,100)     (310,900)
                               ----------- ----------- -----------  ------------

LOSS  BEFORE
  PROVISION FOR INCOME TAXES     (385,400)   (804,700)   (876,800)   (1,419,800)

PROVISION FOR INCOME TAXES             --         --          --            --
                               ----------- ----------- -----------  ------------

NET (LOSS)                     $ (385,400) $ (804,700) $ (876,800)  $(1,419,800)
                               =========== =========== ===========  ============

NET (LOSS)  PER SHARE,
  BASIC AND DILUTED            $   (0.04)  $   (0.08)  $   (0.08)   $     (0.14)
                               ==========  ==========  ==========   ===========

BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING           10,284,664  10,237,694  10,284,664    10,237,694
                               ==========  ==========  ==========    ==========

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING           10,349,664  10,302,694  10,349,664    10,302,694
                               ==========  ==========  ==========    ==========

            See notes to Condensed Consolidated Financial Statements.
                                        5

                           CRESTED CORP. AND AFFILIATE

                 Condensed Consolidated Statements of Cash Flows

                                                           Six Months Ended
                                                             November 30,
                                                    ----------------------------
                                                        1999            1998
                                                        ----            ----
                                                     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (876,800)    $(1,419,800)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation, depletion and amortization           90,900         118,000
      Equity in loss of affiliates                       42,100         310,900
    Net changes in components
      of working capital                               (311,500)      1,310,100
                                                    -----------     -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES  (1,055,300)        319,200
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in long-term receivables          (3,800)          18,100
  Investments in affiliates                            (80,000)          (2,500)
  Purchase of property and equipment                  (583,600)         (31,100)
  Increase in other assets                              (1,000)          (1,600)
                                                    -----------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (668,400)         (17,100)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from third party debt                        93,300          100,500
    Payment on long term debt                          (53,000)         (60,600)
  Net activity on long term debt to affiliate          170,700          345,400
                                                    -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    211,000          385,300
                                                    -----------     -----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                         (1,512,700)         687,400

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 3,509,000       1,012,700
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $ 1,996,300     $ 1,700,100
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                     $     6,100     $    13,100
                                                    ===========     ===========

            See notes to Condensed Consolidated Financial Statements.
                                        6

                                  CRESTED CORP.

              Notes to Condensed Consolidated Financial Statements


     1) The Condensed Consolidated Balance Sheet as of November 30, 1999, the Condensed Consolidated Statements of Operations for the three and six months ended November 30, 1999 and 1998, have been prepared by the Company without audit. The Condensed Consolidated Statement of Cash Flows for the six months ended November 30, 1999 and 1998 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at May 31, 1999, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of November 30, 1999 and May 31, 1999, the results of operations for the three and six months ended November 30, 1999 and 1998, and the cash flows for the six months ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-K. The results of operations for the periods ended November 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

     3) The condensed consolidated financial statements of the Company include its proportionate share of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's parent, U.S. Energy Corp. ("USE"). All material inter-company profits and balances have been eliminated.

     4) Deferred GMMV Purchase Option at November 30, 1999 and May 31, 1999 consists of the Company's half of the $4,000,000 Signing Bonus received when the Company and its parent, USE entered into an Acquisition Agreement with Kennecott Uranium Company to acquire properties. (See GMMV discussion in Item 2).

     5) Debt at May 31, 1999 and November 30, 1999 consists primarily of the balance on a note payable to the Company's parent USE of $7,224,700 and 7,054,000, respectively. The remaining long-term debt of $82,300 at November 30, 1999 and 42,000 at May 31, 1999 is for various equipment purchases and the financing of annual insurance premiums through financial institutions.

     6) The reclamation liability of $725,900 represents the Company's share of the liability at the Sheep Mountain Mines in the Crooks Gap Mining District. This reclamation work may be performed over several years and will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is not anticipated that either of these events will occur for sometime into the future.

     7) Certain reclassifications have been made in the May 31, 1999 financial statements to conform to the classifications used in November 30, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     During the six months ended November 30, 1999, the Company experienced a decrease in working capital in the amount of $1.4 million. This decrease resulted in a working capital deficit $5.2 million at November 30, 1999 as compared to a working capital deficit of $3.8 million at May 31, 1999. The primary components of this increase in the working capital deficit were reductions of $1.5 million in cash and cash equivalents, a reduction of $97,100 in accounts receivable affiliates and an increase of $221,800 in the current portion of long term debt.

     Accounts receivable affiliates decreased primarily as a result of the Company receiving payments from its affiliates Green Mountain Mining Venture ("GMMV"), $216,200, Sutter Gold Mining Company ("SGMC"), $91,400, and Four Nines Gold, ("FNG"), $74,500. These reductions in accounts receivable affiliates were partially offset by increased receivables from other affiliates - Plateau Resources, "(Plateau"), $271,600, and Yellow Stone Fuels Corp. ("YSFC"), $64,600.

     The Company and its parent U.S. Energy Corp. ("USE") determined during the six months ended November 30, 1999 to enter into the coal bed methane gas business. (See "Capital Resources Financing" below") As a result of this decision the Company invested $80,000 in a newly formed subsidiary company, Rocky Mountain Gas, Inc. ("RMG"). Additionally, the Company and USE have completely refurbished various drill rigs and support equipment and have purchased additional drill equipment. These capital expenditures for drilling equipment consumed an additional $583,600 in cash.

     The increase in cash from financing activities is as a result of increased debt due to USE, in the amount of $170,700 and debt to third parties primarily for the financing of prepaid insurance premiums and miscellaneous equipment in the amount of $93,300. During the six months ended November 30, 1999, long term debt was reduced by $53,000.

     Reductions of working capital were partially offset by increases in accounts receivable trade, $190,200, other assets $52,700 and a reduction of $165,800 in accounts payable and accrued liabilities. Accounts receivable trade increased primarily as a result of contract drilling and construction work that is being performed by the Company in the coal bed methane gas business. Other assets increased as a result of the Company recording prepaid insurance amounts which will be amortized over the entire fiscal year.

     The Company reported a $2,000,000 deferred purchase option at November 30, 1999 and May 31, 1999. This option is as the result of Kennecott Energy paying the Company a signing bonus upon the execution of the Acquisition Agreement on June 23, 1997. The option is non-refundable and will be offset against any cash commitments the Company may incur on the GMMV properties in the future.

Capital Resources

     General: The primary source of the Company's capital resources for the remaining six months of fiscal 2000, are the cash on hand at November 30, 1999; contract drilling and construction operations in coal bed methane gas; possible equity financing from affiliated companies; proceeds under the line of credit; and the potential receipt of cash from the SMP Arbitration Award. During the quarter and six months ended November 30, 1999, the company recognized $381,600 in revenues from the drilling and construction contracts. The majority of this amount was recorded during the month of November 1999.

     The Company will continue to rely on USE to provide funding for its expenditures for the remaining six months of fiscal 2000. The Company and USE have successfully financed a portion of the new equipment acquisitions as well as equipment that they had purchased previously. To preserve cash, the Company and USE continue to seek equipment financing. Additionally, the Company and USE will continue to offer for sale various assets such as equipment, lots and homes in Ticaboo, Utah, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, and aviation fuel sales, also will provide cash.

     Financing: During the six months ended November 30, 1999, the Company and USE became involved in the exploration phase of coal bed methane gas as drilling and construction contractors for third parties. The Company and USE also entered into an agreement to purchase 185,000 acres of coal bed methane gas leasehold interests land. To secure the land, the Company and USE formed RMG. To fund the purchase and development of the coal bed methane gas lease hold interests RMG is seeking equity funding.

     To acquire a 50% working interest in the 185,000 acres of leaseholds, RMG paid $3.2 million to Quantum Energy, ("Quantum") at closing on January 3, 2000. RMG agreed to pay Quantum an additional $1.0 million on May 1, 2000 and $1.3 million on or before December 31, 2000. If these payments are not made, the 50% working interest could be reduced. It is contemplated that the Company and USE will conduct the drilling and construction work on these and other properties which will generate significant revenues. It is further projected that RMG will receive significant revenues from the coal bed methane gas production. No assurance can be given as to the actual amount of coal bed methane gas that will be produced from the RMG properties. The Company and USE own a controlling interest in RMG.

     Equity financing for Sutter Gold Mining Company ("SGMC") and Plateau are dependent on the market price of gold and uranium among other conditions. As of November 30, 1999, the prices for these metals remained depressed and it is not known when they will recover. The Company and USE continue to be optimistic concerning the future markets for these metals but cannot accurately forecast what the prices will be in the short or long term markets. If the price for these metals do not increase in the short term, the working capital of the Company and USE could be impacted negatively due to holding costs of the properties. The Company and USE continue to pursue alternative uses for these properties including tourism at the SGMC properties and alternate feed or waste disposal at the Plateau properties.

     Line of Credit: The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. It is anticipated that this line of credit may be used to finance short term working capital needs. The Company and USE are currently seeking an increase in their line of credit through financial institutions to fund expanding operations.

     Summary: The Company believes that cash on hand at November 30, 1999, proceeds from drilling and construction contracts, its line of credit, and the Company's continued reliance on USE, will be adequate to fund working capital requirements through fiscal 2000. However, these capital resources will not be sufficient to provide funding for the Company's mineral property acquisitions and development or projected business expansions.

Capital Requirements

     General: The primary requirements for the Company's working capital during the remainder of fiscal 2000 are expected to be the costs associated with the development activities of Plateau, care and maintenance costs of the former SMP uranium properties, payments of holding fees for mining claims, business expansion and development costs associated with the coal bed methane gas and alternative feed/waste disposal businesses and corporate general and administrative expenses.

     SGMC: The Company owns a minority interest in SGMC and is therefore not directly responsible for the ongoing administrative and development costs of the properties owned by SGMC. Through its affiliation with USE, the Company assists in the efforts to secure financing to place the SGMC properties in California into production.

     SGMC is developing alternate uses of its mineral properties until such time as production of gold is profitable. SGMC is developing various facilities to utilize its properties in the tourism business. SGMC is currently seeking either debt or equity financing to fund these operations. Should these efforts be unsuccessful, the development of the tourism business will be curtailed or the cash reserves of the Company and USE will be needed to complete the development of these assets.

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

     On November 10, 1999, Kennecott Uranium Company, ("KUC") and Kennecott Energy Company filed a court action in the Wyoming State Court against the Company and USE. In its action KUC expressed its opinion that the GMMV was no longer economically viable and asked relief from the court to allow the termination of GMMV and the dissolution of assets. The Company and USE do not agree with the allegation made by KUC and are in the process of filing their responses. The ultimate outcome of these actions on the cash resources of the Company cannot be predicted as of November 30, 1999.

     Plateau: Plateau owns and operates the Ticaboo townsite, motel, convenience store and restaurant. Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon Uranium mill. The Company does not own any portion of Plateau but shares in the cash flow streams of the properties with USE on a 50-50 basis. The Company and USE are currently seeking joint venture partners and equity financing to enter into the alternative feed and waste disposal businesses. Currently, discussions are underway with third parties and investment banking firms regarding the expansion into these business opportunities. The Company and USE will continue to fund the costs of permitting and stand-by costs associated with the properties. Expansion into the alternate feed and waste disposal businesses will require additional capital. The commercial operations of Plateau continue to improve.

     Yellow Stone Fuels Corp. ("YSFC"): In Management's opinion, YSFC has sufficient cash to fund its limited operations. YSFC continues to maintain its mineral interests and look for additional business opportunities. It is not anticipated that the Company or USE will be obligated to advance funds on behalf of YSFC.

     Term Debt and Other Obligations: Debt to non-related parties at November 30, 1999, was $82,300 compared to $42,000 at May 31, 1999. The increase in debt to non-related parties consists primarily of debt due on the financing of annual insurance premiums. The balance of the debt to non-related parties is for the purchase of various pieces of heavy equipment and bears different interest rates with various maturity dates. All payments on the debt are current.

     As of November 30, 1999, the Company was indebted to USE in the total amount of $7.2 million. USE has not indicated that it will call the debt, when it is due. The Company has had preliminary discussions with USE to potentially retire the note with shares of its common stock.

     Reclamation Obligations: It is not anticipated that any of the Company's working capital will be used in Fiscal 2000 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties in which the Company owns an interest will enter the reclamation phase prior to May 31, 2000. GMMV is in the process of reclaiming of an open pit mine near the Sweetwater Mill which was developed by a previous owner. It is believed that the cost of reclamation will be covered by a commitment by the prior owner to provide the initial $8 million in reclamation. These funds are to be recovered from a future production through the Sweetwater Mill override until such time as they are repaid.

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

Results of Operations

     Six and Three Months Ended November 30, 1999 Compared to Six and Three Months Ended November 30, 1998

     During the six months ended November 30, 1999,revenues increased by $102,500 to $923,000 as compared to revenues of $820,500 during the six months ended November 30, 1998. During the quarter ended November 30, 1999 revenues increased by $478,900. This increase was primarily associated with the contract drilling and construction work the Company and USE have been doing in the coal bed methane gas business. During the six months and quarter ended November 30, 1999, the Company recorded revenues of $381,600 from these contracts. No similar revenues were recognized during the comparative periods of 1998. The other increases in revenues during the six months ended November 30, 1999 were commercial revenues, $45,200, as a result of increased fuel sales at the Company's airport operations and increased other revenues, $102,200.

     These increased revenues for the six months ended November 30, 1999, were partially offset by decreased revenues from the rental of equipment to the GMMV, $261,900, and the management fees that the Company received from the GMMV, $164,100. The reduction of work on the GMMV properties was as a result of low spot prices for uranium and the inability of the Company and USE to raise the funds to purchase Kennecott Energy's 50% interest in the GMMV. The GMMV management committee determined in late July 1998 to significantly reduce expenditures at its mineral properties. This curtailment reduced the rental of equipment revenues and management fees previously received by the Company and USE from GMMV.

     Costs and Expenses for the six months ended November 30, 1999, decreased by $171,700 when compared with those expenses incurred during the six months ended November 30, 1998 while expenses for the quarter ended November 30, 1999 increased by $288,000. During the quarter and six months ended November 30, 1999, the Company reported coal bed methane gas associated costs of $151,300. General and Administrative expenses decreased for the six months ended November 30, 1999 by $$267,500. This decrease is primarily as a result of a bonus which was paid during the six months ended November 30, 1998 to two employees for their work on the SMP settlement. The bonus was the award of common shares of USE stock, of which the Company was responsible for half.

     Operations for the six months ended November 30, 1999, resulted in a loss of $876,800 or $0.08 per share as compared to a loss of $1,419,800 or $0.14 per share for the six months ended November 30, 1999. The improvement in the profitability of the Company during the six months ended November 30, 1999, is primarily attributable to the contract drilling and contract work in the coal bed methane gas business.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested (USECC), and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated against USECC by CRIC in June 1991 before the American Arbitration Association ("AAA"). A three member panel of the AAA held hearings on the SMP and entered an Order and Award in April 1996 and supplemented it in July 1996, which were ultimately confirmed by the U.S. District Court of Colorado in its Second Amended Judgment (the "Judgment"). Please see Item 3 of the Company's 1999 Form 10-K for more details of this arbitration/litigation. Nukem appealed the Judgment of the U.S. District Court to the 10th Circuit Court of Appeals (10th CCA). On October 22, 1998, the 10th CCA issued its Order and Judgment affirming the District Court's Judgment (without modification). The Judgment ordered Nukem/CRIC to pay USECC a monetary award and ordered the uranium purchase contracts Nukem entered into with three CIS republics including the purchase rights, the uranium acquired pursuant to those rights and the profits therefrom be impressed with a constructive trust in favor of SMP of which USECC owned one half.

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

Ticaboo Townsite Litigation

     In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) and their corporation Dejavue, Inc. sued USE, Crested and others in the Utah 3rd Judicial District State Court. See Item 3 of the Company's 1999 Form 10K for more details. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in compensatory and punitive damages against USE and awarded the plaintiff Dejavue, Inc. $91,668 in attorney fees. USE posted a supersedeas bond for $275,000 to appeal the judgment and plaintiffs also appealed the judgment to the Utah Court of Appeals. The Utah Court of Appeals affirmed the judgment on December 3, 1999 against USE and USE plans to petition the Supreme Court of Utah for a writ of certiorari to appeal the decision of the Court of Appeals. The petition is due to be filed on or before February 3, 2000.

BGBI Litigation

     USE and Crested are defendants and counter-or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. Please see
Item 3 of Company's 1999 Form 10K. The Trial Court ruled against both the plaintiff and defendants on their respective claims. BGBI, Parador and USE/Crested all appealed the decision to the Nevada Supreme Court. Briefing has been substantially completed and oral arguments have not yet been scheduled.

Sutter Gold Mining Company (SGMC) Litigation

     In 1993, Amador County issued a conditional use permit ("CUP") to allow SGMC to develop the Sutter Gold Mine (SGM) near the town of Sutter Creek, Amador County, California. A number of conditions were included in the original CUP which accommodated local citizen and government agency concerns about noise, waste disposal, traffic and other aspects of the proposed mining operation. Please see Item 3 of the Company's 1999 Form 10K.

     In 1997 and 1998, SGMC proposed amendments to the CUP for a new design of the SGM which would lower its environmental impact by reducing traffic, potentially eliminating the use of cyanide on-site, and removing two large tailings dams which would have been built to hold mine and mill waste. In August and September 1998, the Board of Supervisors approved the amendments to the CUP.

     On September 28, 1998, a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenged the actions of Amador County and its Board of Supervisors in approving the amended CUP. A hearing was held on June 7, 1999 and the Court denied plaintiffs' lawsuit on August 30, 1999. Plaintiffs have appealed the decision to the California appellate court.

Kennecott Uranium Litigation

     On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested Corp. and USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 22406. Kennecott is seeking among other relief, the judicial approval of a plan to sell the GMMV or liquidate its assets plus attorney fees and costs. Defendants have filed a motion to change venue to the District Court in Fremont County, Wyoming. The motion is pending. The parties have initiated discovery proceedings each seeking production of documents from the other.

     USE and Crested are involved in other litigation as reported in their Form 10-Ks for the fiscal year ended May 31, 1999. There were no material changes in the status of the various cases during the quarter ended November 30, 1999.

ITEM 4.  Submission of Matter to a vote of Security Holders

     On December 10, 1999, the annual meeting of shareholders was held and the only issue considered was the reelection of the five directors: John L. Larsen, Max T. Evans, Daniel P. Svilar, Kathleen R. Martin and Michael D. Zwickl. These directors were reelected for a term expiring at the next succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the reelection of the five directors, the votes cast were as follows:

     Name of Director          For        Against     Abstain     Withheld
     ----------------          ---        -------     -------     --------
     John L. Larsen         8,806,593     10,330      14,050       1,207
     Max T. Evans           8,804,743     12,930      14,050         457
     Daniel P. Svilar       8,807,743     10,930      13,050         457
     Kathleen R. Martin     8,806,743     10,430      14,050         957
     Michael D. Zwickl      8,804,743     12,930      13,850         457

ITEM 5.   Other Information

     On January 5, 2000, USE and Crested announced in a public news release that their newly formed subsidiary, Rocky Mountain Gas, Inc. ("RMG"), had closed on an agreement to purchase a 50% working interest and 40% net royalty interest on approximately 185,000 acres of leaseholds prospective for coal bed methane gas in the Powder River Basin of Montana. RMG paid Quantum $3,200,000 at closing on January 3, 2000, and agreed to pay Quantum an additional $1,000,000 on or before May 1, 2000 and $1,300,000 on or before December 31, 2000.

ITEM 6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibits.  None.

         (b) Reports on Form 8-K. On November 22, 1999, the Company filed a Report in Item 5 on Form 8-K during the second quarter ended November 30, 1999. The Report was reporting (1) the entry of the Company and USE into a purchase agreement for coal bed methane gas properties and (2) the litigation filed by Kennecott Uranium Company et al.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                    CRESTED CORP.
                                                    (Company)



Date: January 14, 2000                         By:  /s/ John L. Larsen
                                                    ----------------------------
                                                    JOHN L. LARSEN,
                                                    Chairman and Vice President



Date: January 14, 2000                         By:  /s/ Robert Scott Lorimer
                                                    ----------------------------
                                                    ROBERT SCOTT LORIMER,
                                                    Principal Financial Officer
                                                    and Chief Accounting Officer