Form 10-Q
period 2000-02-29
CRESTED CORP
filed 2000-04-17
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 29, 2000 or
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from           to
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

                                           YES  X      NO
                                              -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at April 14, 2000
-----------------------------                      -----------------------------
Common stock, $.001 par value                             10,381,664 Shares

                           CRESTED CORP. AND AFFILIATE

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Consolidated Balance Sheets
            February 29, 2000 and May 31, 1999...............................3-4

          Condensed Consolidated Statements of Operations
            Three and Nine Months Ended February 29, 2000 and 1999 ............5

          Condensed Consolidated Statements of Cash Flows
             Nine Months Ended February 29, 2000 and 1999......................6

          Notes to Condensed Consolidated Financial Statements.................7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................8-12

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................13-14

ITEM 4.   Submission of Matters to Security Holders for Vote..................14

ITEM 6.   Exhibits and Reports on Form 8-K....................................14

          Signatures..........................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets
                                     ASSETS

                                                 February 29,          May 31,
                                                     2000               1999
                                                 -----------        -----------
                                                 (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                    $   284,800        $ 3,509,000
    Accounts receivable
        Trade, net of allowance
          for doubtful accounts                      568,900             72,200
        Affiliates                                 2,075,900          1,875,300
    Current portion of long-term receivable
        Related parties                              270,500            115,000
    Inventory and other                               54,900             34,200
                                                 -----------        -----------
           TOTAL CURRENT ASSETS                    3,255,000          5,605,700

LONG-TERM NOTES RECEIVABLE
    Related parties                                   24,200             10,200

INVESTMENTS IN AFFILIATES                            432,100            126,000

PROPERTIES AND EQUIPMENT                           6,673,800          5,951,800
    Less accumulated depreciation,
    depletion and amortization                    (3,620,800)        (3,437,400)
                                                 -----------        -----------
                                                   3,053,000          2,514,400

OTHER ASSETS                                         159,700            158,700
                                                 -----------        -----------
                                                 $ 6,924,000        $ 8,415,000
                                                 ===========        ===========

            See notes to Condensed Consolidated Financial Statements.

                           CRESTED CORP. AND AFFILIATE

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  February 29,        May 31,
                                                     2000              1999
                                                  -----------       -----------
                                                  (Unaudited)

CURRENT LIABILITIES:
      Accounts payable and accrued expenses       $   227,400       $   371,700
      Deferred GMMV purchase option                 2,000,000         2,000,000
      Current portion of long-term debt
         Affiliate                                  7,374,600         7,054,000
         Others                                        85,700            25,300
                                                  -----------       -----------
TOTAL CURRENT LIABILITIES                           9,687,700         9,451,000

LONG-TERM DEBT                                         26,200            16,700

RECLAMATION LIABILITY                                 725,900           725,900

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
      65,000 shares issued,
      forfeitable until earned                         43,900            43,900

SHAREHOLDERS' EQUITY:
      Preferred stock, $.001 par value;
         100,000 shares authorized;
         none issued or outstanding                        --                --
      Common stock, $.001 par value;
         20,000,000 shares authorized;
         issued 10,316,664 and 10,284,664 shares       10,300            10,300
      Additional paid-in capital                    6,400,100         6,387,300
      Accumulated deficit                          (9,970,100)       (8,220,100)
                                                  -----------       -----------
TOTAL SHAREHOLDERS' DEFICIT                        (3,559,700)       (1,822,500)
                                                  -----------       -----------
                                                  $ 6,924,000       $ 8,415,000
                                                  ===========       ===========

            See notes to Condensed Consolidated Financial Statements.

                                            CRESTED CORP. AND AFFILIATE

                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)

                                                     Three Months Ended                       Nine Months Ended
                                                     February 29 and 28,                      February 29 and 28,
                                                  ------------------------               ---------------------------
                                                  2000                1999                2000                1999
                                                  ----                ----                ----                ----

REVENUES:
    Mineral revenue                          $     16,600        $     34,000        $     50,100        $     76,300
    Commercial operations                          67,700              52,600             255,200             439,900
    Coalbed methane operations                    680,900                  --           1,062,500                  --
    Oil sales                                      27,000              14,800              50,000              41,700
    Gain on sale of assets                          2,800              (4,600)              2,800             (4,600)
    Interest                                       21,300              37,100              90,800             105,500
    Litigation settlement                              --           3,038,600                  --           3,038,600
    Management fees and other                      41,300             142,800             269,200             438,400
                                             ------------        ------------        ------------        ------------

                                                  857,600           3,315,300           1,780,600           4,135,800
                                             ------------        ------------        ------------        ------------

COSTS AND EXPENSES:
    Mineral operations                            489,100             337,600           1,017,300             889,600
    Commercial operations                         176,000             446,800             586,200             870,700
    Coalbed methane operations                    591,100                  --             742,400                  --
    Oil Production                                 10,200               8,900              18,700              28,400
    Interest                                        3,400              10,100               9,500              23,200
    General and administrative                    427,900             515,100           1,081,300           1,436,000
                                             ------------        ------------        ------------        ------------

                                                1,697,700           1,318,500           3,455,400           3,247,900
                                             ------------        ------------        ------------        ------------

(LOSS) INCOME BEFORE EQUITY LOSS
    AND TAX PROVISION                            (840,100)          1,996,800          (1,674,800)            887,900

EQUITY IN (LOSS) INCOME OF AFFILIATE              (33,100)             96,600             (75,200)           (214,300)
                                             ------------        ------------        ------------        ------------

(LOSS) INCOME BEFORE
 PROVISION FOR INCOME TAXES                      (873,200)        2,093,400            (1,750,000)            673,600

PROVISION FOR INCOME TAXES                             --                  --                  --                  --
                                             ------------        ------------        ------------        ------------

NET (LOSS) INCOME                            $   (873,200)       $  2,093,400        $ (1,750,000)       $    673,600
                                             ============        ============        ============        ============

NET (LOSS) INCOME PER SHARE,
    BASIC AND DILUTED                        $      (0.08)               0.20               (0.17)               0.07
                                             ============        ============        ============        ============

BASIC AND DILUTED WEIGHTED
    AVERAGE SHARES OUTSTANDING                 10,363,531          10,302,694          10,354,219          10,302,694
                                             ============        ============        ============        ============

                               See notes to Condensed Consolidated Financial Statements.

                                                           5

                                            CRESTED CORP. AND AFFILIATE
                                 Condensed Consolidated Statements of Cash Flows

                                                                              Nine Months Ended
                                                                             February 29 and 28,

                                                                        2000                     1999
                                                                    -----------              -----------
                                                                     (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                 $(1,750,000)             $   673,600
  Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
         Depreciation, depletion and amortization                       183,400                  169,200
         Equity in loss of affiliates                                    75,200                  214,300
         Non cash compensation                                           12,800                       --
         Loss (gain) on sale of assets                                   (2,800)                   4,600
         Net changes in components
             Of working capital                                        (862,300)               1,403,100
                                                                    -----------              -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (2,343,700)               2,464,800
                                                                    -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in long-term receivables                         (169,500)                  18,600
  Investments in affiliates                                            (381,300)                  (3,000)
  Purchase of property and equipment                                   (725,500)                 (35,900)
  Proceeds from sale of assets                                            6,300                   50,000
  Increase in other assets                                               (1,000)                  (1,500)
                                                                    -----------              -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                  (1,271,000)                  28,200
                                                                    -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from third party debt                                        169,300                  100,500
      Payment on long term debt                                         (99,400)                (103,200)
  Net activity on long term debt due to affiliate                       320,600                  615,500
                                                                    -----------              -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     390,500                  612,800
                                                                    -----------              -----------

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                                          (3,224,200)               3,105,800

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                 3,509,000                1,012,700
                                                                    -----------              -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                     $   284,800              $ 4,118,500
                                                                    ===========              ===========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                     $     9,500              $    23,200
                                                                    ===========              ===========

  Income tax paid                                                   $        --              $    6,300
                                                                    ===========              ===========

                                See notes to Condensed Consolidated Financial Statements.
                                                            6

                                  CRESTED CORP.

              Notes to Condensed Consolidated Financial Statements


     1) The Condensed Consolidated Balance Sheet as of February 29, 2000 and the Condensed Consolidated Statements of Operations for the three and nine months and Cash Flows for the nine months ended February 29, 2000 and February 28, 1999 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 1999, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiary as of February 29, 2000 and May 31, 1999, the results of operations for the three and nine months ended February 29, 2000 and February 28, 1999, and the cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-K. The results of operations for the periods ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 50% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's parent, U.S. Energy Corp. ("USE").

     4) Deferred GMMV Purchase Option at February 29, 2000 and May 31, 1999 consists of the $2,000,000 Signing Bonus received when the Company and USE entered into an Acquisition Agreement with Kennecott Uranium Company to acquire properties. (See GMMV discussion in Item 2).

     5) Accrued reclamation obligations of $725,900 are the Company's share of the reclamation liability at the SMP mining properties. The reclamation work may be performed over several years and will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties abandoned. It is not anticipated that either of these events will occur for sometime into the future.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in any such forward-looking statements.

Overview of Business

     The Company does its business through USECB Joint Venture ("USECB") which is owned 50% by the Company and 50% by the Company's parent, U.S. Energy Corp. ("USE"). Certain assets are managed outside USECB such as Sutter Gold Mining Company ("Sutter"). which is owned 4% by the Company and Plateau Resources ("Plateau") which is owned 100% by USE. The Company participates in 50% of the cash flows of Plateau.

     During the nine and three months ended February 29, 2000, the Company recognized revenues in four major areas; Coalbed methane contract drilling and construction work, commercial operations, management fees and interest earned on cash and cash equivalents. Other sources of revenue continue to be sale of oil and the receipt of royalty interests on mineral properties.

     Due to current depressed uranium prices, the Company has placed its uranium properties on care and maintenance status. Until uranium market prices improve, the Company has determined that it would enter into the coalbed methane gas business. The Company and USE own and have purchased additional drilling and construction equipment that is currently being used on a contract basis for non-related companies. In addition, the Company has entered into a contract with a third party through a newly formed subsidiary, Rocky Mountain Gas, Inc. (RMG), to purchase a 50% interest in 185,000 acres for coalbed methane exploration and development in the Powder River Basin of Montana. The Company owns 41% of RMG. It is anticipated that the business operations of the Company will be largely directed toward this new venture for at least the next twelve to eighteen months.

     As in all mineral development operations, there is risk involved in the development of coalbed methane gas fields. Some of the known risks in the coalbed methane development and production business are: government regulations, environmental restrictions, market price for methane gas, availability of pipe lines and capacity in the existing pipe lines. The Company can not accurately predict what if any of these risks will have on its business in the future.

Liquidity and Capital Resources

     During the nine months ended February 29, 2000, the Company's working capital deficit increased from $3,845,300 at May 31, 1999 to $6,432,700.
Included in the working capital at May 31, 1999 and February 29, 2000 is a $2,000,000 signing bonus which was paid by Kennecott Uranium Company ("KUC") in June of 1997 when the Company and USE entered into an Acquisition Agreement with KUC. This signing bonus of $2,000,000 is non-refundable to KUC and will not be paid back to KUC. Another large contributor to the working capital deficit is the amount due to USE. The debt due to USE was $7,374,600 and $7,054,000 as of February 29, 2000 and May 31, 1999, respectively.

     Cash was consumed by operations, $2,343,700, and investing activities, $1,271,000, while financing activities provided $390,500 in cash and cash equivalents. The operating loss of $1,750,000 minus non cash depreciation of $390,500, plus other working capital component decreases of $862,300 resulted in using $2,343,700 for operations for the nine month period ended February 29, 2000. Cash of $1,271,000 used in investing activities resulted primally from the Company's decision to invest $381,300 in a newly formed subsidiary company, Rocky Mountain Gas, Inc. and enter into the exploration, development and production of coalbed methane gas. In connection therewith, the Company spent $725,500 in refurbishing existing drilling related equipment and purchasing additional equipment for use in the drilling business.

     The increase in cash from financing activities of $390,500 resulted primally from equipment financing of $169,300 less equipment debt payments of $99,400 and increased debt to USE of $320,600.

Capital Resources

     The primary sources of the Company's capital resources for the remainder of Fiscal 2000 are the cash on hand at February 29, 2000; revenues from contract drilling and construction activities for coalbed methane gas operations; possible equity financing from affiliated companies; proceeds under the line of credit, and the potential receipt of cash from the SMP arbitration.

     The Company has successfully financed a portion of its new equipment acquisitions. To preserve cash, the Company will continue to seek equipment financing opportunities. Additionally, the Company will continue to offer for sale various assets such as real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real-estate holdings and equipment and aviation fuel sales will also provide cash.

     It is contemplated that the Company will begin to generate revenues sufficient to continue to participate in the coalbed methane gas contracting work. The entry threshold into the coalbed methane gas business was significant but now that it has been expended and the summer months have arrived, the Company anticipates receiving a return on its investment. It is further anticipated that RMG will receive significant revenues from coalbed methane gas production for its own account. However, no assurances can be given as to the actual amount or timing of coalbed methane gas production from the properties in which RMG owns an interest.

     The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At February 29, 2000, the entire line of credit was available. At the time of the filing of this report a total of $800,000 was available on the line of credit. The line of credit is being used for short term working capital needs.

     The Company believes that cash on hand at February 29, 2000, proceeds from drilling and construction contracts, revenues from commercial operations, equity financings and its line of credit will be adequate to fund working capital requirements through Fiscal 2000. However, these capital resources will not be sufficient to provide funding for the Company's development of its coalbed methane gas business. RMG is seeking additional equity financing to develop its coalbed methane leases.

Capital Requirements

     The primary requirements for the Company's working capital during Fiscal 2000 are expected to be the costs associated with the expansion and development of the coalbed methane gas and alternative feed /waste management businesses, the development activities of Plateau and Sutter; the care and maintenance costs of the former SMP mineral properties; payments of holding fees for mining claims, the Company's portion of the costs associated with the GMMV properties should the Company elect to participate in the holding costs and corporate general and administrative expenses.

                                  New Business

     To fund the purchase and development of the coalbed methane gas leasehold interests described above, RMG is seeking equity funding. To acquire a 50% working interest in 185,000 acres of leaseholds, RMG paid $3,200,000 to Quantum Energy, ("Quantum") in January 2000. RMG further agreed to pay Quantum an additional $1,000,000 in May 2000 and $1,300,000 on or before December 31, 2000. If these payments are not made, RMG's 50% working interest in the leaseholds could be reduced. RMG also has a $2,500,000 work commitment for drilling wells or completing infrastructure on the Quantum properties.

     Equity financing for the mineral development of Sutter and Plateau are dependent on the market price of gold and uranium among other things. As of February 29, 2000, the prices of these metals remained depressed and it is not known when they will recover. The Company continues to be optimistic concerning the future markets for these metals but cannot accurately forecast what the prices will be in the short or long term markets. If the prices for these metals do not increase in the short term, the working capital of the Company would be impacted negatively due to permitting and stand-by costs associated with these properties.

     Plateau owns and operates the Ticaboo townsite, motel, convenience store, boat storage, restaurant and lounge. Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon Uranium Mill. The Company and USE share the cash flow streams of the properties on a 50-50 basis. The Company and USE are pursuing alternative uses for these properties including alternative feed or waste disposal of low level nuclear waste. The Companies are seeking joint venture partners and equity financing to enter into the alternative feed and waste disposal business as the expansion into this business will require additional capital.

     Sutter is also seeking to develop alternate uses of its mineral properties until such time as the market price of gold increases to a economically viable level. Sutter is developing a tourism related business that may generate sufficient cash flows to cover the holding costs of its property. Prior to placing the property into production additional capital will need to be obtained.

                              Mineral Holding Costs

     The care and maintenance costs associated with the Sheep Mountain uranium mineral properties are the responsibility of the Company and USE. The holding costs during 2000 have been approximately $48,300 per month. The Company and USE are currently seeking alternative methods of managing the properties in an effort to reduce these holding costs.

     In July 1998, the GMMV management committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties relative to the price and supply in the short term uranium market. The management committee of the GMMV is endeavoring to reduce the holding costs for the GMMV mineral and mill properties. The Company and USE have notified the GMMV management committee that they have elected to be a non-participating partner in funding current holding costs. By making this election, the Company and USE will be diluted pursuant to the terms of the GMMV contract. It is not believed that the dilution in the short term will be material to the Company's ownership interest in the GMMV. The Company received and deferred recognition of a $2,000,000 signing bonus in a prior year. This bonus payment was received from KUC as a signing upon the execution of the Acquisition Agreement on June 23, 1997. The Bonus is non-refundable and will be used to off-set any future costs the Company may incur on the GMMV properties.

     On November 10, 1999, KUC and Kennecott Energy Company filed a court action in the Wyoming State Court against the Company and USE. In its action, KUC expressed its opinion that the GMMV was no longer economically viable and asked relief from the court to allow the termination of the GMMV and the distribution of the assets. The Company and USE do not agree with the allegations made by KUC and have filed their response. The ultimate outcome of these actions on the cash requirements of the Company cannot be predicted as of February 29, 2000.

                                  Debt Payments

     Debt to non -related parties at February 29, 2000 was $111,900 as compared to $42,000 at May 31, 1999. The increase in debt to non-related parties consists primally of debt due on the financing of equipment and annual insurance premiums. All payments on the debt are current.

                            Federal Income Tax Issues

     The tax years through May 31, 1994 are closed after audit by the IRS. The Company is currently attending appeals hearings with the IRS in Denver Colorado to discuss resolving issues raised for fiscal 1995 and 1996. Although no definite outcome can be predicted, the Company believes that there will not be a material impact from the ultimate outcome of these hearings.

                                Reclamation Costs

         It is not anticipated that any of the Company's working capital will be used in Fiscal 2000 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. The GMMV is in the process of reclaiming an open pit mine near the Sweetwater Mill which was developed by a previous owner. It is believed that the cost of reclamation will be covered by a commitment by the prior owner to provide the initial $8,000,000 in reclamation. These funds are to be repaid from an overriding royalty on future production through the Sweetwater Mill.

     The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company's real estate assets. The reclamation bond amount is reviewed annually by the State regulatory agencies. The Company's portion of the reclamation liability on the Sheep Mountain properties is $725,900.

Results of Operations

Three and Nine months ended February 29, 2000 Compared to the Three and Nine months ended February 28, 1999

     During the three and nine months ended February 29, 2000, revenues decreased from those revenues reported during the same periods of the previous year by $2,457,700 and $2,355,200 respectively. During the three and nine months ended February 28, 1999 the Company received $3,038,600 as a settlement of the monetary damages in the SMP arbitration/litigation. There were no similar revenues received in the three and nine months ended February 29, 2000. In addition to the reduction in SMP settlement revenues, mineral revenues, management fees and interest revenues decreased during the three and nine months ended February 29, 2000. These reductions were caused by reduced mineral prices paid on royalties, no uranium deliveries during the current year and reduced activity at the GMMV and SMP properties on which management fees were charged.

     These reductions in revenues were partially offset by increased revenues in coalbed methane gas operations and oil sales. As noted above, the Company has entered into the coalbed methane business and has contracted with third parties to perform drilling and construction work. Oil sales increased due to increased market prices for oil which allowed the Company to begin pumping its wells at the Lustre Field during the nine months ended February 29, 2000.

     Costs and Expenses increased by $379,200 and $207,500 respectively for the three and nine months ended February 29, 2000. Increased costs and expenses came primary as a result of increased drilling activity in the coalbed methane gas business which required a certain amount of start up cost. Additionally construction costs and expenses increased as a result of the contract construction work being performed for third party companies in the coalbed methane business. Offsetting to the increases for the nine months ended February 29, 2000 in costs and expenses was a reduction in General and Administrative expenses. This reduction came as a result of decreased costs and expenses, including bonus payments, relating to the SMP arbitration/litigation.

     These reductions in revenues and increased costs and expenses resulted in losses of $873,200 and $1,750,000 for the three and nine months ended February 29, 2000 respectively as compared to earnings during the comparative periods of the previous year of $2,093,400 and $673,600.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested (USECC), and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated against USECC by CRIC in June 1991 before the American Arbitration Association ("AAA"). A three member panel of the AAA held hearings on the SMP issues and entered an Order and Award in April 1996 and clarifying it in July 1996. The Order and Award were confirmed by the U.S. District Court of Colorado in its Second Amended Judgment (the "Judgment") in June 1997. The Judgment ordered Nukem/CRIC to pay USECC a monetary award and ordered the uranium purchase contracts Nukem entered into with three CIS republics including the purchase rights, the uranium acquired pursuant to those rights and the profits therefrom, be impressed with a constructive trust in favor of SMP of which USECC owned one half. Nukem appealed the Judgment to the 10th Circuit Court of Appeals (10th CCA). On October 22, 1998, the 10th CCA issued its Order and Judgment affirming the District Court's Judgment (without modification).

     On November 13, 1998, Nukem/CRIC filed a motion for entry of full satisfaction of the Judgment if Nukem/CRIC paid only the balance remaining due on the monetary portion of the Judgment. USECC responded opposing the motion and requesting payment of the balance of the monetary award. On February 8, 1999, the District Court denied the motion of Nukem/CRIC for entry of final satisfaction of the Judgment and ordered Nukem/CRIC to forthwith pay USECC the balance of $5,971,600 plus interest of $105,700. Nukem/CRIC made that payment to USECC on February 9, 1999.

     On April 28, 1999, USECC filed a petition in the U.S. District Court to dissolve SMP and for an accounting. Nukem/CRIC responded that the District Court did not have jurisdiction and again filed a motion seeking entry of final satisfaction of the Judgment. On July 16, 1999, the District Court again denied the motion of Nukem/CRIC for entry of final satisfaction of Judgment and denied USECC's petition for dissolution because neither USECC nor Nukem/CRIC petitioned the Court for dissolution of SMP before the Court entered its Second Amended Judgment. On August 2, 1999, Nukem/CRIC filed a Notice of Appeal to the 10th CCA of the District Court's July 16, 1999 Order. Thereafter, USECC filed a request with the District Court for post judgment assistance to compel Nukem to account for its profits on the CIS contracts. This request was denied. USECC also filed a motion to dismiss the appeal of Nukem/CRIC to the 10th CCA, which is pending. On or about March 7, 2000, Nukem and CRIC filed their opening brief with the 10th CCA. U.S. Energy and Crested Corp. filed their answer brief on April 10, 2000 and Nukem and CRIC may file a reply brief within 20 days thereafter. Please see Item 3 of the Company's 1999 Form 10-K and Item 1 of PART II of the November 30, 1999 Form 10-Q for more details of this arbitration/litigation.

     Ticaboo Townsite Litigation

     In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) and their corporation Dejavue, Inc. sued USE, Crested and others in the Utah 3rd Judicial District State Court. See Item 3 of the Company's 1999 Form 10K and Item 1. of PART II of the November 30, 1999 Form 10-Q
for more details. USE petitioned the Supreme Court of Utah for a writ of certiorari to allow the approval of the decision of the Court of Appeals. The petition is pending.

     Kennecott Uranium Litigation

     On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested Corp. and USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 22406. Kennecott is seeking to dissolve the GMMV joint venture with USECC and judicial approval of a plan to sell the GMMV or liquidate its assets plus attorney fees and costs. Defendants filed a motion to change venue to the District Court in Fremont County, Wyoming and the Sixth Judicial District Court granted the motion. The case was then transferred to the Ninth Judicial District Court of Fremont County, WY in Civil Action No. 31322. The parties have initiated discovery proceedings each seeking production of documents from the other and certain documents of the parties have been reviewed.

     On March 13, 2000, Defendants U.S. Energy, Crested Corp. and USECC filed an answer denying the various allegations of Kennecott and counterclaims against Plaintiff Kennecott and its parent Rio Tinto plc. Defendants also filed a separate third party complaint against Rio Tinto plc.

     In their counterclaims and cross complaint U.S. Energy and Crested Corp. allege various claims of breach of contract and fiduciary duties including violation of laws against entry into agreements to prevent competition and influence the production and market of uranium concentrate. U.S. Energy and Crested Corp. are seeking $1,250,000,000 in compensatory damages and $2,000,000,000 in punitive damages. Kennecott has filed a motion to dismiss the complaint and Rio Tinto has filed a motion for judgment on the pleadings. Briefings supporting the motions are underway. A hearing date on the respective motions is currently set for May 30, 2000.

ITEM 4.   Submission of Matters to Shareholders Holders for Vote.

     On December 4, 1999, an annual meeting of shareholders was held and for the election of directors. The results of the meeting were reported in the Company's Form 10Q for the fiscal quarter ended November 30, 1999.

ITEM 5.   Other Information.

     On December 28, 1999, the Utah Department of Water Quality began public advertisement of a notice for a public hearing on the water discharge permit for the Shootaring Canyon uranium mill. The state issued the permit on March 17, 2000 and will be reviewed by the Nuclear Regulatory Commission (NRC) to determine if the permit is in compliance.

ITEM 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.  None.

         (b) Reports on Form 8-K. No reports were filed on Form 8K during the quarter ended February 29, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                  CRESTED CORP.
                                                  (Company)



Date: April 14, 2000                    By:       /s/ Max T. Evans
                                                  ------------------------------
                                                  MAX T. EVANS,
                                                  President



Date: April 14, 2000                    By:       /s/ Robert Scott Lorimer
                                                  ------------------------------
                                                  ROBERT SCOTT LORIMER,
                                                  Principal Financial Officer
                                                  and Chief Accounting Officer