Form 10-K
period 2000-05-31
CRESTED CORP
filed 2000-09-13
CIK 25657

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2000 or
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from       to
                                                         -----    -----
Commission file number 0-8773

                                  CRESTED CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Colorado                                            84-0608126
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         877 North 8th West
         Riverton, WY                                        82501
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including area code:          (307) 856-9271
                                                             -------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 15, 2000 computed by reference to the average of the bid and asked prices for the Registrant's common stock as reported by National Quotation Bureau on Pink Sheets for the week then ended, was approximately $647,060.

            Class                                 Outstanding at August 26, 2000
-------------------------------                   ------------------------------
Common Stock, $0.001 par value                           10,381,664 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the item numbers involved:

         2000 Annual Meeting Proxy Statement for the fiscal year ended May 31, 2000, into Items 10-13 of Part III of the filing.
Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, the disclosures about the Green Mountain Mining Venture development schedule for the Wyoming properties, the projected operating status of Plateau Resources Limited's Shootaring Canyon uranium Mill in Utah, future market prices for uranium oxide, possible utility contracts for uranium oxide, and the plan of operations for Yellow Stone Fuels Corp., Rocky Mountain Gas, Inc. and Sutter Gold Mining Company (subsidiaries of Crested), are forward-looking statements. In addition, when words like "expect," "anticipate" or "believe" are used, Crested is making forward-looking statements.

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

                                     PART I

ITEM 1 AND ITEM 2. Business and Properties

(a)  General.

     Crested Corp. ("Crested", "Registrant" or the "Company") and its parent U.S. Energy Corp.("USE") d/b/a USECC are in the business of acquiring, exploring, developing and selling or leasing mineral properties, and the mining and marketing of minerals. Crested is now engaged in three principal mineral sectors: uranium and gold, both of which are currently in the care and maintenance mode, and coalbed methane gas. For information on "industry segments" for accounting purposes, see (b) below. The most significant uranium properties are located on Green Mountain and Sheep Mountain in Wyoming, and in southeast Utah. USECC's gold operations are conducted through Sutter Gold Mining Company ("SGMC"), a 63% USECC owned subsidiary. The coalbed methane gas sector is conducted through Rocky Mountain Gas, Inc., a newly created, 82% owned, subsidiary of Crested and USE.

     Crested was incorporated in Colorado in 1970. All of its operations are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone (307) 856-9271.

     Most of Crested's operations are conducted through a joint venture with USE, which owns a majority of Crested's Common Stock, and various jointly owned subsidiaries of USE and Crested. The joint venture with USE is referred to in this Report as "USECC." USE and Crested are independent companies, with two common board members (John L. Larsen and Max T. Evans). In 1980, USE and Crested formed a joint venture to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and later payment of the debts by Crested issuing common stock to USE, Crested became a majority owned subsidiary of USE in fiscal 1993. See Part III of this Report.

     Until September 11, 2000, USE and USECC, and Kennecott Uranium Company ("Kennecott"), owned the Green Mountain Mining Venture ("GMMV"), which holds a large uranium deposit and uranium mill in Wyoming. The GMMV ceased mine development operations in fiscal 1999 and its properties are in care and maintenance status due to the depressed market for uranium oxide. On September 11, 2000, USE and Crested settled litigation with Kennecott including the GMMV by selling all their interests in the GMMV and its properties back to Kennecott for $3.25 million. Please see "Minerals-Uranium-The Green Mountain Mining Project" below. Other principal uranium properties and an uranium mill in southeast Utah are held by Plateau Resources Ltd., a wholly-owned USE subsidiary. The Utah uranium properties are also in a care and maintenance status. At some future date, if the uranium oxide market improves, the Company and USE may consolidate their remaining uranium assets into a single subsidiary and finance the startup of its mines and mill operations, subject to obtaining the necessary debt or equity funding. There are no current plans to implement this strategy at the present time.

     The gold assets held by Sutter Gold Mining Company ("SGMC"), a majority-owned subsidiary of USE and a minority owned subsidiary of Crested are also in a care and maintenance status, with a minor amount of improvements being made to the surface infrastructure in fiscal 2000, because the current price of gold (less than $280/oz. in early August 2000) prevents raising the capital necessary to put the properties into production. See "Gold" below.

     In fiscal 2000, USECC provided contract drilling and related services to companies that own and are developing coalbed methane ("CBM") wells in the Powder River Basin of Wyoming and Montana and other basins in Wyoming. USECC bought more drilling equipment for this purpose to meet the expanding market for contract services. Numerous major oil and gas companies, utilities and gas transmission companies have drilled and are producing a significant number of CBM wells in Wyoming.

     In addition, in fiscal 2000, USE and Crested formed Rocky Mountain Gas, Inc. ("RMG"), a Wyoming corporation, to acquire properties with potential for coalbed methane in the Powder River Basin of Wyoming and Montana, and other basins in Wyoming, for development of coalbed methane gas wells for RMG's own account.

     At August 1, 2000, RMG held approximately 248,000 net mineral acres of coal deposits under BLM, state and fee leases in Wyoming and Montana. Approximately 185,000 of these acres are held with Quantum Energy LLC in Montana. RMG intends to drill and produce CBM gas wells on this acreage; the pace of development will depend on permits being available from state and federal regulatory agencies, and on sufficient capital being available to fund exploration and production costs.

     Construction operations have been carried on primarily through USE's subsidiary Four Nines Gold, Inc. ("FNG"). Oil and gas operations (but not methane gas) are carried out through Energx, Ltd., a subsidiary of USE and Crested.

(b)  Financial information about industry segments.

     The Registrant operates in three business segments: (i) minerals, (ii) commercial operations, and (iii) contract drilling and construction. The
Registrant engages in other miscellaneous activities such as oil and gas exploration, development and production. The principal products of the operating units within each of the reportable industry segments are:

         INDUSTRY SEGMENTS                       PRINCIPAL PRODUCTS
         -----------------                       -------------------------------

         Minerals                                Sales     and     leases     of
                                                 mineral-bearing properties and,
                                                 from   time   to   time,    the
                                                 production  and/or marketing of
                                                 uranium,  gold,  molybdenum and
                                                 advance royalties on molybdenum
                                                 property.

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

         Contract                                drilling/construction  Contract
                                                 drilling of coalbed methane gas
                                                 wells,  construction  of  drill
                                                 sites,    gas    pipe    lines,
                                                 reservoirs  and  reclamation on
                                                 locations.

Percentage of Net Revenue contributions by the two segments in the last three fiscal years were:

                                Percentage of Net Revenues During the Year Ended
                                ------------------------------------------------
                                May 31,            May 31,              May 31,
                                 2000               1999                 1998
                                -------            -------              -------

Minerals                           3%                 3%                  11%
Commercial Operations             13%                14%                  19%
Contract drilling/construction*   66%                --                   --
Other                             18%                83%                  70%

* From CBM contract services, see below.

     Commercial operations during fiscal 2000 resulted in revenues of $340,900 as compared to revenues of $607,400 during fiscal 1999. The decrease in fiscal 2000 was as a result of no equipment being rented to the GMMV during fiscal 2000. Contract drilling and construction operations in the coalbed methane business resulted in revenues of $1,735,800 during fiscal 2000. No revenues were recognized in this segment during fiscal 1999.

(c) Narrative description of business by industry segment
     (including Item 2 - Properties disclosure).

Minerals

Coalbed Methane

     General. Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 as a subsidiary of USE (owning 41%) and the Registrant (41%). Separately, through USECC, the Registrant offers independent drilling and completion services to owners of CBM properties in the Rocky Mountain area (principally Wyoming and Montana).

     Methane is the primary commercial component of natural gas produced from conventional gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from conventional wells also contains, in varying amounts, other hydrocarbons, which generally require the natural gas to be processed. However, the methane gas produced from coalbeds generally contains only methane and is pipeline-quality gas after simple water dehydration.

     CBM production is similar to conventional natural gas production in terms of the physical producing facilities. However, the subsurface mechanisms that allow the gas to move to the wellbore are very different. Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. Coalbed methane gas is trapped (adsorbed) in the coal itself and in the water contained in the pore space, until released by pressure changes when the water contained in the coalbed is removed. In contrast to conventional gas wells, new coalbed methane wells initially produce water for several months; then, as the water production decreases, the containing water pressure on the gas in the coal drops, and methane gas production increases.

     Methane is a common component of coal since methane is created as part of the coalification process. Coals vary in their methane content as measured by standard cubic feet per ton. Whether a coalbed will produce commercial quantities of methane gas depends on the coal quality, its content of natural gas per ton of coal, the thickness of the coalbeds, the reservoir pressure, the existence of natural fractures and the permeability of the coal.

     Due to the shallow coal seams in the Powder River Basin, the drilling, discovery, development and production of CBM has significant economic advantages compared with conventional gas targets. Over the past several years, CBM has become an important source of pipeline quality gas in the United States. Methane gas production from coalbed reservoirs has grown from virtually nothing a decade ago to more than five percent of the total United States gas production today. Development of coalbed methane in the Powder River Basin of northeastern Wyoming and southeastern Montana is the fastest growing CBM play in the United States.

     The principal coals in the Powder River Basin include the thick coal seams of the Tongue River member of the Paleocene Fort Union Formation, which are among the thickest in the world. Individual coalbeds range in thickness from a few feet up to 250 feet. A typical well might penetrate multiple coal zones over a 200 to 1,200 foot range. Based on reports filed by other companies with the State of Wyoming, reserves per CBM well can vary considerably but a typical estimate can exceed 300 million cubic feet (MMcf) of gas per well. Given the expected low drilling and completion costs, these levels of reserves have made CBM wells attractive to gas companies and resulted in a significant amount of exploration and production activity in the Powder River Basin.

     To date, RMG has drilled, deepened and/or tested 3 wells on the Quantum property to depths of 1,044 ft., 1,103 ft. and 1,503 ft. In two of the wells, testing of four zones indicated potential for gas. Further drilling on the Quantum property for coalbed methane has been curtailed by the temporary moratorium imposed by the Montana Oil and Gas Commission.

     CBM Contract Services. USECC owns 10 truck mounted drilling rigs (drilling capacity generally down to 1,500 feet, with one rig to 2,500 feet) and related equipment with which it provides services to third parties who own and develop CBM properties in the Powder River Basin in Wyoming and Montana. These services include site preparation, drilling, casing, completion, dam construction, compressor and gathering pipeline construction and site reclamation.

     For fiscal 2000, USECC had completed or was performing at May 31, 2000, contract services for approximately 12 companies active in the CBM sector. During this period, USECC worked on over 300 CBM wells (including infrastructure projects involving CBM wells). USECC spent approximately $1,557,800, one half of which is the obligation of the Company, to buy additional equipment and materials for the contract services business in fiscal 2000. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The contracts are negotiated on a turnkey or time and materials basis, depending on the project and the customer's needs. USECC contracts with the operator of the wells; USECC does not act as the operator on any of the services wells or projects. The largest customer in fiscal 2000 was J.M. Huber, Inc., representing $2,603,100 (33%) of the Company's gross revenues and 49% of the Registrant's net revenues from all contract drilling and construction segment operations.

     Due to the expected continued growth in the CBM play in Wyoming and Montana, it is expected that the amount of business done by USECC's contract services business in fiscal 2000 could continue at the same or improved levels in fiscal 2001, if RMG and Quantum start developing substantial numbers of CBM wells on their acreage position. See below.

     Rocky Mountain Gas, Inc. RMG was formed by USE and Crested as an independent energy company to engage in the acquisition, exploration, development, production and exploitation of CBM, for its own account. It is expected that USECC will provide support services in CBM property development by RMG for RMG's own account, and may also provide competitive services to develop wells on acreage held by RMG and Quantum (see below). Compression of the coalbed methane gas in order for it to be fed into a pipeline and pipeline construction, is presently planned to be contracted out to others seeking to buy gas production.

     CBM wells in the Powder River Basin are generally 300 to 1200 feet deep, typically take three to ten days to drill and complete and cost between $30,000
- $120,000 per well. In comparison to conventional oil and gas wells, Powder River Basin coalbed methane wells can generally be characterized by their low cost and short drilling time frame. RMG intends to continue acquiring CBM acreage. While the costs to acquire leasehold interests in the Powder River Basin have increased, RMG believes that attractive lease acquisition opportunities are still available.

     In fiscal 2000, RMG acquired from Quantum Energy LLC an undivided 50% working interest (WI) and 40% net revenue interest (NRI) in approximately 185,000 net mineral acres of coalbed methane leases located in the Powder River Basin of southeastern Montana. See "The Quantum Agreement" below. With this acquisition, RMG became one of the larger holders of gas leases in this area. The gas collection systems and related equipment associated with these wells may be furnished by RMG or provided by a third party (transmission company) at a negotiated price per thousand cubic feet (Mcf) of gas transported in the pipeline. The produced and gathered gas would then be sold into a transmission company's pipeline.

     In  addition  to  the  acreage   held  with   Quantum,   RMG  has  acquired
approximately 64,000 net acres of other coalbed methane prospects in Wyoming. See below.

     RMG presently does not have any proved developed or undeveloped gas reserves. RMG plans to drill a total of 125 coalbed methane wells in fiscal 2001 and 2002. Quantum also plans to drill an additional 100 wells in which RMG will have a 50% working interest. Attaining these objectives will depend on when and where on RMG's acreage in Wyoming and Montana the necessary drilling permits can be obtained, see "CBM Permits" below. RMG and Quantum have identified over 200 drilling locations on state and fee portions of the acreage. The actual number of wells to be drilled in fiscal 2001 and 2002 will depend on future operating results, availability of capital, the prevailing price of methane gas, and issuance of permits.

     To fund startup operations and acquire acreage interests from Quantum Energy LLC, RMG sold 1,203,333 shares of restricted common stock at $3.00 per share to accredited investors (including USE and Yellow Stone Fuels Corp.) for net proceeds of $3,509,000 ($100,000 was paid in offering expenses and commissions to a registered broker-dealer for placement services on sales to investors other than USE and Yellow Stone Fuels Corp.). These shares are in addition to the initial shares acquired by USE and Crested and employees and directors of the companies. The investment by USECC at $3.00 per share is in addition to the original shares acquired by USE and Crested on the formation of RMG. Additional capital from institutions and/or joint ventures with industry partners is needed in fiscal 2001 and 2002 to begin fully exploiting the CBM acreage. See Item 7.

     The Quantum Agreement. RMG's largest prospects are the Castle Rock/Kirby prospects in southeast Montana consisting of approximately 185,000 net mineral acres jointly owned with Quantum. RMG acquired a 50% working interest (WI) and 40% net revenue interest (NRI), on these properties under an Agreement with Quantum, which closed on January 3, 2000. RMG and Quantum are also currently negotiating to acquire additional acres in their area of mutual interest ("AMI") of the Powder River Basin in Montana.

     The acreage held with Quantum is all in Montana, and includes 82,807 net acres of BLM land, 14,910 net acres of state land (Montana), and 90,430 net acres of fee land.

     Under the Quantum Agreement, the ultimate purchase price is $5,500,000, of which $3,200,000 was paid on January 3, 2000 and $1,000,000 was paid on May 1, 2000. A payment of $1,300,000 is due on or before December 31, 2000. If RMG fails to pay the last purchase installment of $1,300,000 on or before December 31, 2000, RMG must assign 12% of its undivided 50% WI in the properties back to Quantum. At Quantum's sole option, it may elect to have USECC drill and complete additional wells for the equivalent cost of $1,300,000 (all paid for by RMG). If Quantum exercises this option, RMG would own a 50% WI (40% NRI) in the wells drilled with those funds, but only after Quantum has received $1,300,000 in net revenues (payback) from those wells.

     A separate provision in the Quantum Agreement requires RMG to spend $2,500,000 to drill and complete 25 CBM wells, as identified and agreed to by the operating company, Powder River Gas, LLC (see below). Quantum will have a carried working interest in these wells, which means that RMG must pay all of the drilling and completion costs for these wells; after production begins, the 80% net revenue interest will be split 40% to RMG and 40% to Quantum, and operating costs will be split 50% to RMG and 50% to Quantum. RMG will not be entitled to recover any of the drilling and completion costs for these wells.

     If RMG does not spend $2,500,000 to drill and complete the 25 wells by November 30, 2000, and Quantum spends part or all of that amount of funds to drill and complete wells on the acreage, then RMG will have the right (until November 30, 2001) in effect to buy back its 50% WI for an amount equal to Quantum's expenditures, plus Quantum's cost of funds (if borrowed). Quantum will hold 100% of the WI and the full 80% NRI until such time as RMG buys back its 50% WI in the subject wells. If RMG buys back its 50% WI, Quantum would hold a 48% NRI, and a 50% working interest in the subject wells until two years after RMG buys back its 50% working interest. In this period of time, RMG would hold a 50% WI but only a 32% NRI from the subject wells. After two years from the buy back date, RMG would hold a 40% net revenue interest in production from the subject wells; RMG would maintain its 50% WI starting with its buy back date.

     In addition, the Quantum Agreement calls for RMG and Quantum to drill and complete a total of an additional 100 wells between January 1, 2000 and December 31, 2000, subject to force majeure. Each party shall pay 50% of the wells' drilling and completion costs during the year 2000, for a 40% net revenue interest to each party. Neither RMG nor Quantum will have a carried interest in any of these wells. Instead, in the event that either Quantum or RMG elects not to drill the wells during the year 2000, then the party who elects to drill the wells shall recover the funds advanced by it to pay for the other party's share of costs to drill and complete the wells, plus a 300% penalty. Until the paying party recovers its costs plus the penalty, the paying party will hold 100% of the working interest and the full (i.e., 80%) net revenue interest. After such recovery of advances and penalty, the nonconsenting party will own its 50% working interest and 40% net revenue interest. This penalty provision shall also apply to all future years between the parties as to wells not equally participated in on the Quantum acreage.

     The RMG-Quantum properties will be operated through Powder River Gas, LLC, a Wyoming limited liability company owned 50% by RMG and 50% by Quantum. CBM well sites will be selected from the acreage as approved by a management committee in which Quantum and RMG have equal representation; drilling, completion and gathering system costs will be authorized by the committee and funded by RMG and Quantum according to their interests in the acreage as determined by the Agreement with Quantum. USECC has the right to provide drilling services on the first 25 wells drilled by Powder River Gas, LLC based on competitive drilling rates in the areas surrounding the wells to be drilled. Thereafter, USECC will have the right to submit bids on a competitive basis to Powder River Gas LLC for drilling contracts on additional acreage.

     RMG plans to operate a majority, if not all of the Powder River Basin properties it owns outside the Quantum acreage.

Permitting

     Drilling CBM wells requires obtaining permits from various governmental agencies. The ease of obtaining the necessary permits depends on the type of mineral ownership and the state in which the property is located. Intermittent delays in the permitting process can reasonably be expected throughout the development of any play. For example, there is currently a temporary moratorium for drilling CBM wells on fee and state lands in Montana. RMG may shift its strategy as needed to drill in different parts of the CBM play or drill conventional shallow natural gas wells in order to evaluate all formations, including coal, for gas potential and expedite production capabilities. As with all governmental permit processes, there is no assurance that permits will be issued in a timely fashion or in a form consistent with RMG's anticipated operations.

     On March 16, 2000, the Northern Plains Resource Council, Inc. (NPRC) filed suit against the Montana Board of Oil and Gas Conservation requesting an order of the court compelling the defendant to prepare a Supplemental Environmental Impact Statement (EIS) for coalbed methane development, which could further delay development. RMG and others have filed a motion to intervene to participate in this litigation and to ensure that drilling can be performed during any environmental analysis. The matter is pending.

     The Wyodak Environmental Impact Statement (EIS) for the Powder River Basin in Wyoming was issued in the fall of 1999, which allowed the permitting of 5,000 CBM wells to be drilled on Federal lands in Wyoming. More CBM well applications have been submitted causing the BLM to begin a second EIS for the Powder River Basin Area in Wyoming that will include CBM and conventional oil and gas wells. This new EIS is scheduled to commence in early summer 2000 and continue for 20 to 24 months. Development on Federal lands in Wyoming has been stopped with the balance of the Wyodak EIS permitted wells (4,000) occurring on fee and state lands. BLM has started an EA reviewing drainage issues which could allow an additional 1,500 new CBM well permits in the same region. This was scheduled for scoping in early April 2000 with completion expected the following October. Again, there is no assurance that the EA and EIS will not negatively impact RMG's business or operations.

     In addition, the Wyoming and Montana Departments of Environmental Quality have regulations applying to the surface disposal of water produced from CBM drilling operations. CBM operators are currently seeking changes in permit requirements and department policy that would allow operators more flexibility to discharge water on the surface. If these changes are not made, it may be necessary to install and operate treatment facilities or drill disposal wells to reinject the produced water back into the underground rock formations adjacent to the coal seams or lower sandstone horizons. If RMG is unable to obtain the appropriate permits or if applicable laws or regulations require water to be disposed of in an alternative manner, the costs to dispose produced water will likely increase. These costs could have a material effect on operations in this area, including potentially rendering future production and development in the affected areas uneconomic.

     In Montana, RMG has pending applications to the BLM for approximately 60 permits to drill into shallow gas sand formations on Federal land held with Quantum, which permits are expected to be issued in September 2000, and which may be converted to production status upon receiving approval from the Montana Board of Oil and Gas. These wells would evaluate potential CBM production as well as conventional gas. Regarding other land held with Quantum in Montana, the State of Montana may lift its moratorium for CBM wells on private and state ground in Montana, and start issuing new permits on these lands in October 2000 (a voluntary moratorium is currently in place for wells on private and state ground in Montana). RMG has not determined to what extent it will participate in this procedure, and is evaluating how best to protect its position to have reasonable exploration for CBM wells proceed on state and fee ground.

     As approximately 40% of RMG's acreage in the Castle Rock prospect in Montana (held with Quantum) is on Federal land, RMG expects to have ample acreage permitted by the BLM by late calendar 2000 to begin drilling and evaluating gas potential in both shallow sands and coal formations. These favorable outcomes are predicted but not assured.

Gathering and Transmission of CBM Gas

     Companies  involved  in  CBM  production   generally  outsource  their  gas
gathering, compression and transmission. RMG intends to outsource its compression and gathering needs as well, possibly on a competitive basis with transmission companies in the immediate area. Negotiations with various transmission companies have been initiated by RMG in order to better manage future capital investment, but no contracts have been signed to date.

     Coalbed methane production growth in the Powder River Basin has historically been impeded by a shortage of gathering system capacity and transport capacity out of the Basin. However, two large diameter gathering pipelines were completed in September 1999 and a third was ready for service in early 2000. The two completed pipelines will provide an additional 900 million cubic feet, or MMcf, of daily gas capacity as set forth below:

     Fort Union Gas Gathering, LLC's 106-mile, 24" gathering pipeline, commenced operations September 1, 1999, with an initial capacity of 450 MMcf per day;

     Thunder Creek Gas Services, LLC's 126-mile, 24" gathering pipeline, commenced operations September 1, 1999, with an initial capacity of 450 MMcf per day; and

     Additionally, CMS Energy's 110-mile, Big Horn Gas Gathering pipeline, that connects to the northern terminus of the Fort Union pipeline, is continuing to be expanded in length and has an initial capacity of 256 MMcf per day which can readily be upgraded to 500 MMcf per day with the addition of booster compression. Further, on June 19, 2000, Big Horn Gas Gathering announced the extension of its pipeline to serve producers in the Sheridan area. This 50+ mile extension will place a 20" high pressure pipeline within 5 miles of the Montana border and within close proximity to the development planned by RMG and Quantum in their Kirby Prospect area.

     Wyoming Interstate Gas Company's 143-mile, 24" Medicine Bow Lateral pipeline commenced operations in November 1999 with an initial capacity of 260 MMcf per day. This pipeline will transport natural gas from the Thunder Creek and Fort Union pipelines at the south end of the Powder River Basin to interconnect with multiple interstate pipelines accessing markets to the east and along the front range of Colorado. This system is already being expanded as demand for transportation space grows. Further transmission lines are being planned by other companies in the area.

     Powder River Basin Properties. As of June 1, 2000, RMG owns a 50% working interest in oil and gas leases covering approximately 185,000 net acres in the Powder River Basin of Montana. These leases generally have two to ten year primary terms. The federal leases are generally ten year term leases and newly acquired fee and state leases are generally two to five year term leases. There are five separate project areas as follows:

     1. Castle Rock. This property consists of approximately 125,000 net acres of leases held jointly with Quantum located in Powder River County, west of Broadus, Montana. Additional properties in this area are under negotiation. The Castle Rock prospect covers a large area and there are four separate prospective areas: Otter Creek, Kirby, Bartholemew and Castle Rock areas.

     Coals present in the Castle Rock prospect are in the Tongue River Member of the Fort Union Formation. Coalbed methane production in the Wyoming portion of the Powder River Basin is also from the Tongue River Member coals. Coals of primary interest are the Sawyer, Knobloch and Flowers-Goodale coals. Other coals present in the prospect area include the Pawnee, Brewster Arnold, Terret and Stag coals. Gas shows from the Sawyer, Knobloch, and Flowers-Goodale coals have been noted in several shallow water wells drilled in the area. The apparent character, quality and gassiness of RMG project coals in the Castle Rock project appear comparable to the coals in CBM projects by other operators located near the Montana/Wyoming border area in Johnson and Campbell Counties, Wyoming.

     An initial permitting and drilling program in this area began in late 1999 and, to date, three holes have been completed. Coals encountered in the first drill test are outlined in the following table:

        COAL                                      DEPTH               THICKNESS
        ----                                      -----               ---------
        Pawnee                                  245 feet               26 feet
        Brewster                                348 feet               20 feet
        Sawyer                                  565 feet               22 feet
        Knobloch                                640 feet               20 feet
        Flowers-Goodale                         850 feet               26 feet
        Misc other coals                         various               16 feet
                                                                      --------
        TOTAL COAL                                                    130 feet

     2. Kirby: This lease block contains approximately 60,000 net acres held jointly with Quantum located in Big Horn and Rosebud Counties, Montana, north of Sheridan, Wyoming. Additional property in the area is being considered for acquisition.

     The prospect is located in the northwestern portion of the Powder River Basin. Coalbed methane production has been established south of the prospect at another field which is currently being developed by Redstone Gas Partners. Redstone recently received Discharge Permits from the Montana DEQ to discharge up to 1,650 gallons per minute into the Tongue River. Redstone has production with 150 active locations in the field at this time. Pennaco Energy is planning to drill several wells on a prospect east of the field. PETCO is reportedly planning a 20 well test project offsetting project acreage.

     Several coal seams are present in the prospect area with total coal thickness of approximately 100 feet. The thickest coal is the Wall coal which is 50-85 feet thick. Drilling depth to the Wall coal is about 500 feet and drilling to 1000-1400 feet will test all coal sections.

     Coals present at Kirby prospect are in the Tongue River member of the Tertiary Fort Union Formation. Productive coals in the Wyoming portion of the Powder River Basin in the CX field are also Fort Union Formation coals. Potentially productive coals at Kirby prospect include the Canyon, Wall, Carlson, Poker Jim-Pawnee, Brewster-Arnold, King-Sawyer, and Flowers-Goodale coals. The Wall coal is the thickest coal in the prospect area with 50-60 feet of development throughout the area. The Wall coal splits and thins south and east of the prospect area. Drilling depth to the Wall coal is about 500 feet over most of the prospect. The Wall coal outcrops along the Kirby on the east margin of the prospect and along Rosebud Creek on the northwest portion of the prospect.

     At present there has been no gas content analysis of the Wall coal in the immediate vicinity. However, at a recent spacing hearing before the Montana Oil and Gas Commission for wells located in T9S R42E, Pennaco Energy presented an exhibit with estimated gas content for various coals. Pennaco's estimate for the Wall coal is 118 ft3/ton.

     The coal intervals below the Wall coal range in thickness from 5 feet or less to around 20 feet. The King-Sawyer coal and Flowers-Goodale are each 10-15 feet thick throughout the prospect area. Both of these coal zones have produced some gas from shallow water wells located east of the prospect area. Total combined coal thickness over the area is around 100 feet.

     The Kirby prospect is located in a developing portion of the Powder River Basin. Production and sales of coalbed methane have been established south of the prospect. Gas market and pipeline access are closely established in the area. Thick and multiple coals are present in the prospect area. Production from the area may be enhanced by the structural features present over the prospect. Successful completion of multiple coal zones in wells will greatly add to the potential reserves of the area. CMS's Big Horn Gas Gathering is extending a new 20" gathering system to the Montana border near Decker, Montana.

     3. Gillette North. RMG holds a 100% working interest in 80 acres of leases in this project area located in Campbell County, Wyoming. This State lease lies at the north end of the City of Gillette. Potential exists for one billion cubic feet of gas on this 80 acres alone. Existing coalbed methane wells lay in the section immediately north. Permitting of 2 wells has begun on RMG's property. RMG intends to conduct test drilling and production techniques in this area that lies in the heart of the current coalbed methane play in the Gillette area.

     4. Finley. RMG holds 160 acres of leases in this project area located in Converse County, Wyoming. This prospect is a State lease 12 miles east of Edgerton, Wyoming. Review for a two well test is underway.

     5. Sussex. RMG holds 640 acres of leases in this project area located in Johnson County, Wyoming. This State lease lies 3 miles south of Sussex, Wyoming. RMG has a 100% working interest.

Other Properties

     RMG has also acquired two properties in Wyoming.

     6. Baggs North. This prospect contains 120 acres of leases located in Carbon County, Wyoming. This State lease is located 7 miles north of Baggs, Wyoming. RMG has a 100% working interest in this prospect.

     7. Oyster Ridge. Oyster Ridge is located in southwestern Wyoming in the Ham's Fork Coal Field. It is midway between Evanston and Kemmerer, Wyoming and lies in the counties of Uinta and Lincoln. Wyoming Highway 189 provides excellent access into the area. Total property held by RMG at Oyster Ridge is approximately 63,000 net mineral acres. RMG holds a 100% working interest and a net revenue interest of 81.5% to 83.5%. Surface and mineral ownership is approximately 60% Union Pacific Resources (UPR), 35% BLM, 5% state of Wyoming. Union Pacific Resources retains the right to back into each years exploration program for a 25% working interest. The coal formations of interest on this project are the Cretaceous Frontier and Adaville. Both formations trend roughly north-south through the project area. The Frontier Formation (early Late
Cretaceous) outcrops on the east side and dips westerly at 15(degree) to 30(degree). The Frontier coals are higher rank but much thinner than the Adaville. The Adaville Formation (Late Cretaceous) outcrops on portions of the west side of the property. Dips here are also 15(degree) to 30(degree). Cumulative coal thickness in the Adaville is up to 100 feet in most areas. Frontier cumulative coal thickness varies from 10 to 20 feet.

Uranium

General

     Crested and USE have interests in several uranium-bearing properties in Wyoming and Utah and in uranium processing mills in Sweetwater County, Wyoming (the "Sweetwater Mill") and in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium-bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. Subject to uranium oxide market prices improving and raising needed capital, Crested and USE plan to develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. In addition, other uranium-bearing properties in New Mexico and Wyoming are held by Yellow Stone Fuels Corp. (a minority subsidiary of USE and Crested).

     However, until uranium oxide prices improve significantly, all of the uranium properties are in care and maintenance mode, meaning that work is performed to keep the assets in stand down mode and ready for later activation and permitting work is done as needed (mostly monitoring and reporting) to keep existing permits in effect. As of September 12, 2000, the Company and USE sold their interest in the GMMV properties to Kennecott.

Green Mountain

     521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine). These assets are held by the Green Mountain Mining Venture ("GMMV"), now owned 100% by Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company and Kennecott Corporation of Salt Lake City, UT are subsidiaries of Rio Tinto plc, formerly RTZ plc of London. Until September 11, 2000, the Company and USE owned a 50% interest in the GMMV, but sold their interest to Kennecott.

Sheep Mountain

     Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From December 21, 1988 to June 1, 1998, these assets were held by Sheep Mountain Partners ("SMP"), a Colorado general partnership. On June 1, 1998, USECC received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem and CRIC. See Item 3, "Legal Proceedings." The Sheep Mountain Mines 1 and 2 are accessible by county and private roads and were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

Yellow Stone Fuels Corp.

     Yellow Stone Fuels Corp. ("YSFC"), was organized on February 17, 1997 in Ontario, Canada. As of February 17, 1997, YSFC acquired all the outstanding shares of Common Stock of Yellow Stone Fuels, Inc. (a Wyoming corporation which was organized on June 3,1996), in exchange for YSFC issuing the same number of shares of YSFC Stock to the former shareholders of Yellow Stone Fuels, Inc. YSFC and its wholly-owned subsidiary Yellow Stone Fuels, Inc. are herein collectively referred to as YSFC.

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

     The property interests of USE and Crested in Utah through Plateau Resources Ltd. ("Plateau"):

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

               The Green Mountain Mining Venture ("GMMV") Project

     GMMV. In fiscal 1991, USE and USECC entered into an agreement to sell
50 percent of their interests in the Green Mountain. Claims, and certain other rights, to Kennecott for $15,000,000 (USE's share of the proceeds was $12,600,000, and the balance was Crested's) and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures pursuant to Management Committee budgets. At the same time, USE and USECC ("USE Parties") and Kennecott formed the GMMV to develop, mine and mill uranium ore from the Green Mountain Claims, and market U3O8. For detailed explanation of the GMMV agreement, please see Crested Corp.'s 1999 Annual Report on Form 10-K at pages 6 and 7 and footnote F to the financial statements.

     In fiscal 2000, Kennecott filed a lawsuit to dissolve the GMMV. The Registrant, USECC, and USE counterclaimed for damages. This lawsuit was settled on September 11, 2000. Kennecott and USE have agreed to ask the court to dismiss all parties' claims in this lawsuit. Under the settlement agreement, Kennecott has paid the Company and USE $250,000 and will pay the Company $1,375,000 five days after closing and another $1,625,000 in January 2001, to acquire all of the Company and USE's interest in the GMMV, its properties and the Sweetwater Uranium Mill (with certain exemptions). Kennecott also has assumed all reclamation and other liabilities associated with the GMMV, its properties, the Sweetwater Mill and all liabilities associated with the GMMV since its inception, including the historical liabilities associated with the Sweetwater Mill prior to its acquisition by the GMMV. The Company and USE together retained a 4% net profits royalty interest in any future uranium oxide produced from the GMMV mining claims through the Sweetwater Mill (currently in a stand by mode and not operational).

     The ion exchange facility on the Sheep Mountain properties will not be transferred to Kennecott, nor will the cleanup liabilities associated therewith be assumed by Kennecott. However, the Company, USE and Kennecott have agreed to cooperate in the disposal of the facility into the Sweetwater Mill's disposal and impoundment areas.

     Also, certain items of mining equipment held by the GMMV have been conveyed to USE, and will be removed from the GMMV properties in 2001.

     At such time as Kennecott has completed necessary reclamation work on the Green Mountain unpatented lode mining claims (including the Round Park uranium deposit proposed to be mined through the Jackpot Mine), Kennecott will quit claim all of such mining claims to the Company and USE as well as certain equipment currently being used at the mine (including a compressor and standby generator). Kennecott will keep the Sweetwater Mill.

     For information on the Green Mountain claims, see below.

Properties and Mine Plan.

     The Green Mountain claims include the Big Eagle Properties on Green Mountain, which contain substantial uranium mineralization, and are adjacent to other mining claims. The Big Eagle Properties contain two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of 500,000 tons of uranium material with a grade of approximately .05% U3O8. The assets include two buildings (38,000 square feet and 8,000 square feet) formerly used by Pathfinder Mines Corporation ("PMC") in mining operations. Also included are three ore-hauling vehicles, each having a 100-ton capacity.

     The Round Park (Jackpot) mining claims formerly owned solely by USE, contain deposits of uranium which have been estimated to contain 52,000,000 pounds of U3O8; the grade averages 4.6 pounds of U3O8 per ton of mineralized material. The GMMV had planned to mine this mineralized material from two decline tunnels (-17 percent slope) in the Jackpot Mine driven underground from the south side of Green Mountain. The first of several mineralized horizons in the Round Park deposits, is about 2,300 feet vertically down from the surface of Green Mountain. This work was halted in July, 1998.

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

     As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). GMMV is responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $26,084,100, which includes a $4,560,000 bond required by the NRC. None of the GMMV future reclamation and closure costs are reflected in the consolidated financial statements.

     The reclamation and environmental liabilities assumed by the GMMV (and now Kennecott's sole responsibility) consist of two categories: (1) cleanup of the inactive open pit mine site near the Mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the Mill building, equipment and tailings cells after Mill decommissioning. The Wyoming DEQ exercises delegated jurisdiction from the United States Environmental Protection Agency ("EPA") to administer the Clean Water Act and the Clean Air Act, and directly administers Wyoming statutes on mined land reclamation. The Sweetwater Mill is also regulated by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

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

     Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine. Included with Mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the Mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond, the NRC issued the new license on May 2, 1997. Plateau has a cash bond in favor of the NRC in the amount of $7,952,600 plus an additional $1,315,100 in government securities for future bonding and license fee requirements.

     Plateau also obtained approval of a water control permit for the tailings facility from the State of Utah Water Control Division and is awaiting the NRC's review of the operating license conditions so Plateau can continue with the construction of tailings facilities.

Ticaboo Townsite

     Plateau owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah Townsite 3.5 miles south of the Shootaring Mill. The Ticaboo site includes a motel, restaurant, lounge, convenience store, boat storage, rental lots, sites for mobile homes and recreational vehicle sites and home lots and constructed homes for sale. The Townsite is located on a State of Utah lease near Lake Powell and is being operated as a commercial enterprise. A 1997 amendment to the Utah State lease covering the Ticaboo townsite resulted in the State deeding portions of the Townsite to Canyon on a sliding scale basis as parcels are sold. USE and Crested are developing the Townsite and selling homes and mobile home sites.

Yellow Stone Fuels Corp.

     YSFC has abandoned all of its unpatented mining claims and State leases due to historically low uranium market prices.

Sheep Mountain Partners ("SMP")

     SMP Partnership. In February 1988, USE and Crested acquired uranium mines, mining equipment and mineralized properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. These Crooks Gap mining properties are adjacent to the Green Mountain uranium properties. SMP mined and sold uranium ore from one of the underground Sheep Mines during fiscal 1988 and 1989. Production ceased in fiscal 1989, because uranium could be purchased from the spot market at prices below the mining and milling costs of SMP. In December 1988, USE and Crested sold 50 percent of their interests in the Crooks Gap properties to Nukem's subsidiary CRIC for cash. The parties thereafter contributed the properties to and formed Sheep Mountain Partners ("SMP"), in which USECC received an undivided 50 percent interest. SMP is a Colorado general partnership formed on December 21, 1988, between USECC and Nukem, Inc. of Stamford, CT ("Nukem") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). Each group provided one-half of $315,000 to purchase equipment from Western Nuclear, Inc.; USE and Crested also contributed their interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations.

The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions. Nukem is a uranium brokerage and trading concern.

     SMP was directed by a management committee, with three members appointed by USECC, and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation. During fiscal 1991, certain disputes arose between the partners of SMP. These disputes resulted in arbitration/litigation and subsequent consensual arbitration from which an Order and Award was issued on April 18, 1996. Such proceedings are still under appeal.

     Properties. Until June 1, 1998, SMP owned 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. In connection with a partial settlement of litigation/arbitration between USE/Crested and Nukem/CRIC, SMP conveyed these mineral properties and equipment to USECC. See Item 3. Production from the properties is subject to sliding-scale royalties payable to Western
Nuclear, with rates ranging from one to four percent on recovered uranium concentrates. As of the date of this report, USE and USECC owned 98 unpatented lode mining claims and a 644 acre adjoining State Mineral Lease in the Crooks Gap area.

     There is an ion exchange plant on the properties which can be used to remove natural soluble uranium from mine water. USE, on behalf of USECC, has submitted a plan to the NRC to decommission this facility and obtained a three year extension for timeliness of decommissioning. This facility may be disposed of at the Sweetwater Impoundment Facility (see above).

     Property Maintenance. Currently, USECC has a maintenance staff on site to care for and maintain the properties.

     Permits. Permits to operate existing mines on the Crooks Gap properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, a NPDES water discharge permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. During the past two years, SMP did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the McIntosh Pit, another piece of the SMP properties conveyed.

Uranium Market Information.

     Uranium Spot Market. Uranium spot prices averaged $8.05/lb. U3O8 on August 7, 2000, a decrease of 5.9% from $8.45 at the end of May 31, 2000. During the first half of 2000, total spot market volume was approximately 7 millions pounds U308 compared with 14 million pounds for the first half of 1999.

     Uranium Long-Term Market. The long-term market continued to be relatively quiet in the second calendar quarter with the long-term uranium price indicator at $9.50/lb. U3O8. Demand in the long-term market is expected to increase over the remainder of the year as utilities move to cover future needs and volume for the year is expected to exceed the 1999, please see the Company's 1999 Form 10-K for more information on the uranium market.

Gold

Sutter Gold Mine (California)

     Sutter Gold Mining Company. In fiscal 1991, USE acquired an interest in the Lincoln Project (including the underground Lincoln Mine and the 2,800 foot Stringbean Alley decline) in the Mother Lode Mining District of Amador County, California, held by a mining joint venture known as the Sutter Gold Venture ("SGV"). The entire interest of SGV is now owned by USECC Gold LLC, a Wyoming limited liability company, which is a subsidiary of Sutter Gold Mining Company, a Wyoming corporation ("SGMC"). The Lincoln Project has been renamed the Sutter Gold Mine ("SGM").

     Like uranium, current gold prices are too low to allow SGMC to raise the capital necessary to put the gold property into production. Except for limited infrastructure improvements in 2000, the assets are in care and maintenance mode, and the existing permits are being kept current as necessary.

     In fiscal 1997, SGMC completed private financings totaling a net of US$7,115,400 ($1,272,000 through a private placement conducted in the United States by RAF Financial Corporation ("RAF"), and $5,843,400 through a private placement conducted in Toronto, Ontario, Canada by C.M. Oliver & Company Limited). The net proceeds of $6,511,200 from these financings (after deduction of commissions and offering costs) were applied to pre-production mine development, mill design, and property holding and acquisition cost. Additional financing of up to $15,000,000 will be needed to fund the development and construction of the mine/mill.

     Due to the depressed gold price and lack of available funding, SGMC has deferred the start of construction of the 1,000 ton-per-day gold mill complex and development of the underground mine and plans are being evaluated to develop the mine into a visitor's center to generate cash flow while the gold prices remain depressed.

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

     Surface and mineral rights holding costs will aggregate approximately $225,000 from June 1, 2000 through May 31, 2001. Property taxes for fiscal 2001 are estimated to be $30,000.

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

     Visitor's Center. In fiscal 2000, SGMC spent approximately $298,000 for surface infrastructure related to improving access to the mine site, and to a lesser extent tourist related improvements. These improvements will help SGMC develop the tourist potential of Sutter Gold Mine, pending improvements in the price of gold. Demographics indicate that within a 150 mile radius, there is a total market population of 19.4 million people with
9.0 million tourists visiting the area each year. The Sutter Gold Mine/Museum attraction is located along scenic Highway 49 (known as the Gold Road) between the historic gold mining towns of Sutter Creek and Amador City, Amador County, California. The Amador County Chamber of Commerce estimates that 2.5 million people drive by SGM's entrance each year. Facilities include a visitor's center with a gift shop and museum, a self-guided tour of modern mine activities, visitor gallery/museum, hiking trails, picnic areas and a special gold panning area. SGMC is evaluating how the tourism business performs during fiscal 2000 and the first quarter of fiscal 2001. These evaluations may result in the business being curtailed, shut down or sold.

Molybdenum

     As holders of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, Crested is entitled to receive annual advance royalties of 25,000 pounds of molybdenum, or cash equivalent. AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties of USE and Crested. Cyprus Amax was acquired by Phelps Dodge Corporation in 1999.

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

     The Agreement with AMAX also provides that Crested is to receive $1,000,000 at such time as the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE and Crested would receive 15 percent of the first $25,000,000 received by AMAX. USE and Crested have asserted that the acquisition of AMAX by Cyprus Minerals Company and later by Phelps Dodge was a sale of AMAX's interest in the properties which would entitle USE and Crested to such payment. Cyprus Amax rejected such assertion. Since Phelps Dodge Corporation acquired Cyprus Amax, USE and Crested have initiated discussions concerning the properties and the positions of the parties regarding the royalties and other issues.

Molybdenum Market Information

     Molybdenum is a metallic element with applications in both metallurgy and chemistry. Principal consumers include the steel industry, which uses molybdenum alloying agents to enhance strength and other characteristics of its products, and the chemical, super-alloy and electronics industries, which purchase molybdenum in upgraded product forms.

     The molybdenum market is cyclical with prices influenced by production costs and the rate of production of foreign and domestic primary and by-product producers, world-wide economic conditions particularly in the steel industry, the U.S. dollar exchange rate, and other factors such as the rate of consumption of molybdenum in end-use products. When molybdenum prices rose dramatically in the late 1970s, for example, steel alloys were modified to reduce reliance on molybdenum. AMAX and Cyprus Minerals Company were the two major primary producers of molybdenum in the United States until November 1993, when AMAX was acquired by Cyprus forming Cyprus AMAX. Thereafter, Phelps Dodge acquired of Cyprus Amax. This further concentrated these companies' copper production capabilities and added molybdenum reserves to the surviving company Phelps Dodge.

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

     USE, Crested and Parador are presently in litigation concerning this property. See Item 3, "Legal Proceedings - BGBI Litigation."

Oil and Gas.

     Fort Peck Lustre Field (Montana). USECC conducts a small oil production operation at the Lustre Oil Field on the Ft. Peck Indian Reservation in north-eastern Montana. Until December 1998, four wells were producing, but were shut in pending an increase in oil prices. Recently, 3 of the wells were again placed in production. USECC receives a fee based on oil produced. USE is the operator of record. No further drilling is expected in this field. This fee and certain real property of USE and Crested, have been pledged or mortgaged as security for a $1,000,000 line of credit from a bank.

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

     USECC owns various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming, where about 130 people presently live. Nearly 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. USE and Crested are selling lots at Jeffrey City.

     Colorado Properties. In connection with the AMAX transaction for the Mt. Emmons molybdenum properties near Crested Butte, Colorado, USECC acquired an option from AMAX (now Cyprus Amax) to purchase approximately 57 acres for $200,000 in Mountain Meadows Business Park, Gunnison, Colorado. See "Minerals - Molybdenum" above. The property is zoned commercial and industrial, and is adjacent to Western State College. In fiscal 1995, USECC and Cyprus Amax agreed to exercise the option by USE and Crested agreeing to forego six quarters of advance royalties from Cyprus Amax. Thereafter, USE (together with Crested) signed option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado.

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

     Utah Properties. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see "Minerals - Uranium-Shootaring Canyon Mill - Ticaboo Townsite" above). In fiscal 1995, USE acquired the minority interest in the joint venture from a nonaffiliate. Revenues from sale of homesites and operation of the motel were nominal in 2000.

     Commercial operations are not dependent upon a single customer, or a few customers, the loss of which would have a materially adverse effect on USE and Crested.

                            RESEARCH AND DEVELOPMENT

     USE and Crested have incurred no research and development expenditures, either on their own account or sponsored by customers, during the past three fiscal years.

                                  ENVIRONMENTAL

     General. The operations of USE and Crested are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming, Wyoming's mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations also impact the Company. Similar laws and regulations in California affect SGMC operations and in Utah, will effect Plateau's operations.

     USE and Crested believe they are currently in compliance in all material respects with existing environmental regulations. To the extent that production by SMP, GMMV, SGMC or RMG is delayed, interrupted or discontinued due to need to satisfy existing or new provisions which relate to environmental protection, future earnings of USE and Crested could be adversely affected.

     Crooks Gap. An inoperative ion exchange facility at Crooks Gap currently holds a NRC license for possession of uranium operations byproducts. USE has applied to the NRC for permission to decommission and decontaminate the plant, dispose low level waste into the Sweetwater Mill tailings cell, and keep intact such of the facility as does not require dismantling.

     Other Environmental Costs. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining. USE and Crested do not anticipate that expenditures to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on the competitive position of USE and Crested.

                                                     EMPLOYEES

     Crested has no full-time employees. Payroll expense has been shared by USE and Crested since 1981. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE accordingly. USE has approximately 86 full-time employees as of August 26, 2000.

                              MINING CLAIM HOLDINGS

     Title to Properties. Nearly all the uranium mining properties held by GMMV, USE, Crested and Plateau are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also annually pay certain rental fees to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, mining claims which were valid when located could become invalid if challenged. Disputes can also arise with adjoining property owners for encroachment or under the doctrine of extralateral rights (see Item 3, "Legal Proceedings - BGBI Litigation").

     RMG's properties are mineral leases of BLM, state and fee lands, which require annual cash payments totaling approximately $515,800 to keep the leases in effect during fiscal 2001. RMG is responsible for 50% of this amount.

     Proposed Federal Legislation. The U.S. Congress has, in legislative sessions in recent years, actively considered several proposals for major revision of the General Mining Law, which governs mining claims and related activities on federal public lands. If any of the recent proposals become law, it could result in the imposition of a royalty upon production of minerals from federal lands and new requirements for mined land reclamation and other environmental control measures. It remains unclear whether the current Congress will pass such legislation and, if passed, the extent such new legislation will affect existing mining claims and operations. The effect of any revision of the General Mining Law on the Company's operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase the carrying costs of mineral properties which are located on federal unpatented mining claims, and could increase both the capital and operating costs for such projects and impair the Company's ability to hold or develop such properties.

ITEM 3. Legal Proceedings

Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado) Civil No. 91 B 1153. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed the arbitration proceedings and the State Court case was also stayed. In fiscal 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association, for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

     Following 73 hearing days and various submissions by the parties, the arbitration panel (the "Panel") entered an Order and Award (the "Order") in April 1996 finding generally in favor of USE and Crested on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium), and in favor of Nukem/CRIC and against USE and Crested on certain other claims. USE/Crested filed a petition for confirmation of the Order and the District Court confirmed the Order in its Second Amended Judgment (the "Judgment") on June 30, 1997.
Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("10th CCA").

     A three judge panel of the 10th CCA in Nos. 96-1532 ss. 97-1332 issued an Order and Judgment in the Nukem/CRIC arbitration/litigation matter on October 22, 1998, which unanimously affirmed the Federal District Court Second Amended Judgment without modification. The ruling of the 10th CCA affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award against Nukem/CRIC. As a result of the ruling of the 10th CCA, USE and Crested received an additional $6,077,264 (including interest and court costs) from Nukem in February 1999 for a total net monetary award of $15,468,625 in the arbitration/litigation, and equitable relief in the form of USE's and Crested's interest in SMP, which holds the constructive trust over the CIS contracts. Nukem/CRIC filed motions for entry of final satisfaction of Judgment. The U.S. District Court denied both motions, the last one on July 16, 1999 and on August 16, 1999, Nukem filed a Notice of Appeal to the 10th CCA. USECC opposes the appeal and filed its brief in opposition to Nukem/CRIC's appeal. The appeal is pending. For more information, see Note K to the financial statements.

BGBI Litigation

     USE and Crested are defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, Civil No. 11877, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra-lateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador, which is subject to the lease to BGBI's predecessor.

     A partial or bifurcated trial to the Court of the extra-lateral rights issues was held on December 11 and 12, 1995, to determine whether the Bullfrog orebody is a vein apexing on Parador's Claims. The Court found that Parador had failed to meet its burden of proof and therefore Parador, USE and Crested have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The partial trial did not address the issues of breach of contract by the defendants and BGBI for specific performance and they were tried before the Court commencing on January 26, 1998. After the trial, the Court found against the parties on their respective claims. BGBI and Parador and USE/Crested all appealed the decision to the Nevada Supreme Court. The appeal is pending.

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

     The plaintiffs have asked the Court to declare that (i) the DOE violated its statutory authority by transferring uranium to USEC in excess of statutory limits on volume; (ii) the excess amounts were not "sold" by the DOE to USEC for fair value, as required by the Act, and mandated findings by the DOE concerning possible adverse impacts were not supported in fact; and (iii) the DOE be enjoined from future transfers in violation of the Act. The DOE filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the USEC Inc. privatization and that USEC Inc. must be joined as an indispensable party. The State of Wyoming moved to join in the litigation on behalf of the plaintiffs. A hearing was held on the motions on January 8, 1999 before the U.S. District Court in Cheyenne, Wyoming. The Court took the motions under advisement and has not entered a decision.

Contour Development Litigation

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, LLC and entities and persons associated with Contour Development Company, LLC (together, "Contour") and the original developer Pangolin Corporation, seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. See "Business Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above and Note K to the financial statements.

Kennecott Uranium Litigation

     On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested Corp. and USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 22406. Kennecott is seeking to dissolve the GMMV joint venture with USECC and judicial approval of a plan to sell the GMMV or liquidate its assets plus attorney fees and costs. Defendants filed a motion to change venue to the District Court in Fremont

County, Wyoming and the Sixth Judicial District court granted the motion. The case was then transferred to the Ninth Judicial District Court of Fremont County, Wyoming in Civil Action No. 31322. The parties have initiated discovery proceedings each seeking production of documents from the other and certain documents of the parties have been received and reviewed.

     On March 13, 2000, defendants U.S. Energy, Crested Corp. and USECC filed an answer denying the various allegations of Kennecott and counterclaims against plaintiff Kennecott and its parent Rio Tinto plc. Defendants also filed a separate third party complaint against Rio Tinto plc. Kennecott filed a motion to dismiss the complaint and Rio Tinto filed a motion for judgment on the pleadings. A hearing date on the respective motions was set for May 30, 2000, but was continued for a time in September or October 2000 to be set by the Court, as the parties are attempting to negotiate a settlement. On July 14, 2000, Kennecott and USECC entered into a partial settlement wherein Kennecott paid USECC $250,000 to settle claims peripheral to the case concerning accounts receivables and other minor claims for work done and equipment used and mobilized by USECC for the GMMV.

     On September 11, 2000, the parties executed a settlement agreement and related documentation and releases (the "Settlement"). Under the Settlement, USECC will sell all of its interests in the GMMV and the GMMV properties, including those within a described Area of Interest to an affiliate of Kennecott. The purchase consideration is $3,250,000 in cash and a 4% net profits royalty interest in certain of the mining claims at the Big Eagle and Jackpot Mines. USECC is allowed to retain certain mining equipment and supplies, and has the right to receive certain mining claims that may be abandoned by Kennecott. Until final bond release, USECC may not compete in the Area of Interest. Kennecott assumes the reclamation obligations (to the extent required by applicable regulatory authority) at the GMMV properties and USECC retains liabilities relating to its activities as a contractor to the GMMV. The Settlement provides that Kennecott is under no obligation to develop any of the properties or the underlying claims and may instead choose to sell the properties and claims or to abandon the claims as they are no longer required. USECC and Kennecott agree to dismiss the case and to release each other from further liability. The Settlement is effective upon approval by the trial judge.

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

     On September 28, 1998 a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenges the actions of Amador County and its Board of Supervisors in certifying the FSEIR and approving the amended CUP. A hearing was held on June 7, 1999 and the Court denied all claims by the Concerned Citizens plaintiff. The mater is on appeal, see Note K to the financial statements.

     Dennis Selley et al vs. U.S. Energy Corp., Crested Corp. et al. On May 14, 1999, Dennis Selley personally and as personal representative of the Estate of Hannah Selley and his wife Mary B. Selley, filed a Civil Action No. 30869 in the Ninth Judicial District Court of Fremont County, Wyoming against U.S. Energy Corp. and Crested Corp., Plateau Resources Limited and USECC the joint venture, alleging that the defendants were negligent as a landlord in renting a doublewide trailer (converted to a bunkhouse) near Ticaboo, Utah to plaintiffs' daughter Hannah Selley and seek various unspecified damages. Hannah Selley died in a June 1998 fire in the bunkhouse provided by USE, located about 1/2 mile from the Ticaboo Lodge. Defendants deny negligence and assert various defenses including plaintiffs' complaint is barred by the Workers Compensation statutory immunity as well as the defense of an intervening clause. A pre-trial conference was held on September 8, 2000, and the trial may commence on September 25, 2000. See Note K to the financial statements.

     Declaratory Judgment Action. The Workers Compensation Fund of Utah has filed a complaint for declaratory relief on or about July 26, 1999 against U.S. Energy Corp., Crested Corp., Plateau Resources Limited, Dennis and Mary Selley and others in Civil Action No. 99090 7500 before the Utah Third Judicial Court of Salt Lake County, Utah. The suit is to determine its obligation to defend and indemnify U.S. Energy Corp. and its affiliates in the above Hannah Selley case. Defendants filed a motion for summary judgment in July, 2000. See Note K to the financial statements.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     A meeting of shareholders was held at the Company's offices at 877 N. 8th W., Riverton, WY on Friday, December 10, 1999 commencing at 10:00 a.m. There was not a quorum present at that time and the meeting was postponed until Thursday, December 23, 1999 at 11:00 a.m.

     The only matter for shareholder consideration was the election of five directors including, John L. Larsen, Max T. Evans, Daniel P. Svilar, Michael D. Zwickl and Kathleen R. Martin and they were so elected to serve until the next annual meeting and until their successors are qualified.

Information Concerning Executive Officers Who Are Not Directors.

     The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of USE who are not also directors.

     Robert Scott Lorimer, age 49, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both of these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

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

                                                             High          Low
                                                             ----          ---

     Fiscal year ended May 31, 2000
          Fourth quarter ended 5/31/00                      $ .32        $ .15
          Third quarter ended 2/29/00                         .45          .20
          Second quarter ended 11/30/99                       .45          .21
          First quarter ended 8/31/99                         .50          .34

     Fiscal year ended May 31, 1999
          Fourth quarter ended 5/31/99                      $0.52         $0.31
          Third quarter ended 2/28/99                        0.39           .218
          Second quarter ended 11/30/98                      0.420          .15
          First quarter ended 8/31/98                        0.350          .16

(b)      Holders.

     (b)(1) At September 1, 2000 there were approximately 1,797 stockholders of record for Crested common stock.

     (b)(2) Not applicable.

(c) Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested's present or future ability to pay cash dividends, however, Crested intends to retain any earnings in the near future for operations.

(d) During the year ended May 31, 2000, Crested issued 32,000 shares of its Common Stock to its Outside Directors for services rendered.

ITEM 6.  Selected Financial Data.

                                                                   May 31,
                                   -------------------------------------------------------------------------
                                      2000           1999           1998           1997           1996
                                      ----           ----           ----           ----           ----
Current assets                     $ 1,478,700    $ 4,833,300    $ 4,809,300    $ 1,049,500    $  596,200
Current liabilities                 11,323,800      9,451,000      9,282,300      6,592,400       6,848,300
Working capital                     (9,845,100)    (4,617,700)    (4,473,000)    (5,542,900)     (6,252,100)
Total assets                         7,681,300      8,630,600     10,211,400      6,285,700       8,132,500
Long-term obligations(1)             1,055,900        958,200        768,000        741,700         725,900
Shareholders' equity/(deficit)      (4,742,300)    (1,822,500)       117,200     (1,092,300)        521,900

         (1)  Includes   $748,400  of  accrued   reclamation  costs  on  uranium
         properties for fiscal 2000 and $725,900 for each of fiscal 1999, 1998, 1997 and 1996, respectively.

                                                                 For Years Ended May 31,
                                   --------------------------------------------------------------------------------
                                      2000           1999           1998           1997           1996
                                      ----           ----           ----           ----           ----
Revenues                           $ 2,637,300    $ 4,416,600    $ 4,659,900    $ 1,703,500    $ 2,509,200
(Loss) income before
    equity in loss of
    affiliates and
    income taxes                    (3,861,200)      (291,900)     1,581,700       (862,400)      (811,000)
Equity in loss of
    affiliates                      (1,418,600)    (1,659,800)      (372,200)      (807,900)      (357,900)
                                   -----------    -----------    -----------    -----------    -----------

Net (loss) income                  $(5,279,800)   $(1,951,700)   $ 1,209,500    $(1,670,300)   $(1,168,900)
                                   ===========    ===========    ===========    ===========    ===========

Net (loss) income
    per share                      $       (.51)  $       (.19)  $        .12   $      (.16)   $       (.12)
                                   ============   ============   =============  ===========    ============

Cash dividends per share                    -0-            -0-             -0-          -0-             -0-

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in the minerals business, the Company's actual results may differ materially from the results discussed in any such forward-looking statements.

Overview of Business

     The Company is in the business of acquiring, exploring, developing and or selling mineral properties, including coalbed methane gas, uranium and gold. As part of its mineral business, Company has been in the contract drilling and construction business for third party coalbed methane companies. The Company also owns interests in commercial properties which are in the tourism and rental business.

     The Company and its parent U.S. Energy Corp. ("USE") entered into a contract with Quantum Energy, L.L.C. ("Quantum") through their newly formed subsidiary Rocky Mountain Gas, Inc. (RMG), to acquire a 50% working interest and 40% net revenue interest in approximately 185,000 acres of leases on properties having potential for coalbed methane development in the Powder River Basin of southeastern Montana. The Company and USE also hold additional properties in northeastern Wyoming that are part of the Powder River Basin . These leases are outside the boundaries of the agreement that controls the 185,000 acres in Montana and consist of 880 acres in which the Company and USE own varying interests. In addition to the coalbed methane properties held in the Powder River Basin, the Company and USE hold a 100% working interest and a net revenue interest of 81.5% to 83.5% in approximately 63,120 net mineral acres in the Ham's Fork Coal Fields in Southwestern Wyoming. It is anticipated that the business operations of the Company will be largely directed toward the development of its coalbed methane properties during fiscal 2001 and well into the future.

     As in all mineral development operations, there are risks involved in the development of coalbed methane gas fields. Some of the known risks in the coalbed methane development and production business are; government regulations, delays in permitting, environmental restrictions, market price for methane gas, availability and capacity of pipe lines. The Company cannot accurately predict what if any of these risks will have on its business in the future. The Company and USE will continue to seek financing through either the sale of equity in RMG or the USE or a joint venture with industry partners to fund its obligations on the maintenance and development of these properties.

     The Company and USE own, and during fiscal 2000 purchased additional, drilling and construction equipment that was used during Fiscal 2000 on a contract basis for non- related companies in coalbed methane development. This work consisted of site preparation, drilling, casing, completion, dam construction, compressor and gathering pipeline construction and site reclamation. During August of 2000, the Company and USE determined they no longer would perform such services on a contract basis for third parties. Part of the drilling and construction equipment will be sold and a portion will be retained for work that the Company and USE will do on the coalbed methane properties in which they own an interest.

     The Company has interests in uranium properties in Central Wyoming and a cash revenue and expense sharing arrangement with USE on a uranium property in Southern Utah. Both properties in Central Wyoming have been or are part of partnership arrangements. In fiscal 1989 the Company and USE entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Cycle Resources, Inc., a wholly owned subsidiary of Nukem, Inc.("Nukem"). This partnership, Sheep Mountain Partners ("SMP"), and the assets contained in it have been in litigation for the past nine years. During fiscal 1999, a partial settlement agreement was reached wherein the Company and USE received all the mineral properties and one uranium supply contract. Nukem has for a second time appealed the decision to the 10th Circuit Court of Appeals. The appeal is pending.

     In fiscal 1990 the Company and USE entered into an agreement to sell a 50% interest in their uranium properties to Kennecott. These properties were then contributed to the Green Mountain Mining Venture ("GMMV"). The GMMV also acquired additional mining properties and a uranium mill. During fiscal 2000, Kennecott filed a civil action in against the Company and USE in Wyoming State Court. The Company and USE responded by filing an answerer denying the allegations of Kennecott and counterclaimed certain damages against Kennecott.

     Settlement discussions to resolve the issues surrounding the GMMV have been successful in resolving the disputes. The Company and Kennecott have agreed that the Company will sell all of its remaining interest in the GMMV to Kennecott for cash compensation of $3.25 million, payable at the signing of the letter of intent, $.25 million, $1.325 million five days after the court approves the terms of the agreement and dismisses the case and $1.675 in January 2001.
Kennecott will assume all reclamation liabilities of the mine and mill properties. The Company will have the responsibility of removing certain assets from the mine properties including a GMIX plant which will likely be buried in the Sweetwater Mill tailings cell. The clean up of the GMIX plant is covered by a cash reclamation bond that management believes sufficient to cover cost of reclamation. The Company and USE also received certain equipment and a 4% net profits royalty on any uranium produced from the GMMV mine properties.

     The Company shares cash flows on a uranium property in Southern Utah with USE. For licencing purposes with the NRC, USE owns the properties. The properties consists of uranium mining claims and a state of the art uranium mill. Due to current depressed uranium prices, the Company and USE have placed all of its uranium properties on care and maintenance status. The Company and USE are currently evaluating the prospects of the uranium market and may determine to dispose of part or all of their interests in uranium through the sale of such interests or the reclamation of the properties. The reclamation liabilities of clean up of all the Company and USE's uranium properties are covered by cash bonds, bonds secured by certain real estate assets of the Company and USE. The Company and USE are evaluating the long term uranium market and may conclude to reclaim these assets.

     The Company holds a minority interest in a gold property in the Mother Lode Mining District of California which is on a care and maintenance basis. Due to the lack of available funding, which is as a result of the depressed gold price, plans to construct a 1,000 ton-per-day gold mill complex and further development of the underground mine have been deferred.

     The Company and USE have commercial operations in Wyoming and Southern Utah. The Wyoming commercial operations consist of various real estate rental properties and the operation of an airport fixed base operation. The Company shares cash flows on a 50-50 basis with USE on the Utah commercial operations. These operations include a motel, restaurant, lounge, convenience store, boat storage, rental space for mobile homes and recreational vehicles and the sale of home lots and finished homes.

Liquidity and Capital Resources

     As of May 31, 2000, the Company had a working capital deficit of $9,845,100 as compared to a working capital deficit of $4,617,700. Included in thee working capital deficit is a $2,000,000 deferred purchase option from GMMV. This is as a result of a payment made to the Company from Kennecott. This payment is non-refundable and was carried as a liability at May 31, 2000. Pursuant to the settlement of the GMMV litigation this amount plus the cash purchase price will be offset against the Company's investment in certain GMMV equipment and the balance will be recorded as revenues.

     The primary reason for the decrease in working capital of $5,227,300 was as a result of decreases in cash, $3,402,900 and accounts receivable affiliates, $382,400 increased accounts payable of $185,000, current portion of long term debt to USE, $1,323,700, and increased current portion of long term debt and a draw down of the line of credit of $364,200. These decreases in working capital were partially offset by an increase in accounts receivable of $439,900.

     Cash was consumed by operations in the amount of $2,886,200. The non-cash items that went into operations that resulted in a net loss from operations for the year of $5,279,800 were depreciation of $245,800, provision for doubtful accounts of $1,061,200, issuance of stock to the Company to outside directors of $12,800, equity loss in affiliates of $1,418,600 and $335,100 in changes in current assets and liabilities. The provision for doubtful accounts is a reserve that was established on receivables from employee notes and accounts receivable and a reserve on Plateau Resources on amounts owed to the Company and USE.

     Cash was also consumed in investing activities in the amount of $2,279,800. Major components of investing activities were the increase in long term receivables from affiliates $1,269,300, the purchase of equipment, $841,700 and the increase in investments of $165,700. Equipment was purchased to expand the Company and USE's fleet of construction, drilling and support equipment. This equipment was used throughout fiscal 2000 in contract construction and drilling activities and a portion of it will be used in future coalbed methane development work for the Company's properties.

     Financing activities provided $1,763,100 in cash during Fiscal 2000. This cash came from an increase from debt from affiliates $1,323,700, proceeds from long term debt through the financing of equipment purchases, $253,900 and the draw down of the Company's line of credit with its bank of $325,000. Cash was used to reduce long term debt by $139,500.

     The Company has generated significant net losses during fiscal 1999 and 2000 resulting in an accumulated deficit of approximately $13,499,900 at May 31, 2000. At year end, the Company does not have sufficient cash flows from operations or cash on hand to meet its obligations. The Company has historically relied on, and continues to rely on, advances from USE to fund its current operating requirements. It is uncertain whether this funding will continue. The Company has recently reduced its staff in an effort to reduce overhead costs . The Company has certain assets that are unencumbered that could be sold to generate cash. However, there can be no assurances that any funds generated will be sufficient to meet the Company's obligations as they come due or that Company assets could be liquidated in excess of their carrying values.

Capital Resources

     The primary source of the Company's capital resources are the cash on hand; collection of receivables from contract construction and drilling operations at May 31, 2000, $442,200, projected equity financing from RMG; sale of mine, construction and drilling equipment; sale of partial ownership interest in mineral properties, proceeds under the line of credit; receipt of cash from the GMMV settlement; potential settlement discussions with Phelps Dodge regarding a dispute on a molybdenum property and final determination of the SMP arbitration/litigation. The Company also will continue to receive revenues from its commercial operations in southern Utah along with the rental and fixed base airport operations in Wyoming. Additionally, the Company will continue to offer for sale various assets such as lots and homes at the Company and USE's southern Utah commercial operations along with real estate holdings in Wyoming, Colorado and Utah.

     The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At may 31, 2000 the line of credit had been drawn down by $650,000 and by the date of this report $850,000. The line of credit is being used for short term working capital needs associated with operations.

     The Company believes that cash resources on hand at May 31, 2000, the collection of outstanding receivables and the Kennecott settlement proceeds will be sufficient to sustain operations during Fiscal 2001. The capital resources at May 31, 2000 will not be sufficient, however, to provide funding for the Company's maintenance and development of its coalbed methane gas business will require significant cash infusions. RMG is seeking additional equity or an industry partner financing arrangement to develop its coalbed methane leases.

Capital Requirements

     The primary requirements for the Company's working capital during Fiscal 2000 are expected to be general and administrative costs, the cost of maintaining the SMP and southern Utah uranium properties and the SGMC gold properties and the costs associated with the expansion and development of the coalbed methane gas properties. Additionally the Company owes USE $8,377,700 as a result of USE funding the Company's portion of operational and capital expansion costs and expenses.

                               Coalbed Methane Gas

     To acquire a 50% working interest in 185,000 acres of leaseholds, RMG paid $3,200,000 to Quantum Energy, ("Quantum") in January 2000 and an additional $1,000,000 in May 2000. RMG is committed to pay Quantum an additional $1,300,000 on or before December 31, 2000. If RMG does not make this final payment it must assign 12% of its undivided 50% WI in the properties back to Quantum. Quantum, at its sole option, may elect to have RMG drill and complete additional wells for the equivalent cost of $1,300,000. If Quantum exercises this option, RMG would own a 50% WI (40% NRI) in the wells drilled with those funds, but only after Quantum has received $1,300,000 in net revenues (payback) form those wells. If these payments are not made, the 50% working interest could be reduced.

     Under the terms of the Quantum agreement, the Company and USE, through RMG, have a $2,500,000 work commitment to drill and complete 25 coalbed methane wells. If RMG does not complete the work commitment and Quantum spends part or all of that amount of funds to drill and complete wells on the Quantum acreage, then RMG will have the right to buy back its 50% working interest by satisfying certain penalties. RMG also has the obligation to fund 50% of the delay rentals on the Quantum properties which amounts to $515,000 ($257,500) for RMG's share during Fiscal 2001.

     To fund all of the RMG commitments, financing will need to be obtained from equity funding or an industry partner through the sale of a portion or all of RMG's ownership in the Quantum properties.

                              Mineral Holding Costs

SMP Uranium Properties

     The care and maintenance costs associated with the Sheep Mountain uranium mineral properties are the responsibility of the Company and USE. The holding costs during Fiscal 2000 were approximately $48,300 per month. The Company and USE have initiated alternative methods of managing the properties in an effort to reduce these holding costs during Fiscal 2001. The Company and USE have the obligation to deliver uranium to a utility under one of the SMP supply contracts. The Company and USE believe that they can either continue to deliver these pounds at a small profit margin or sell the entire contract to a third party supplier.

GMMV Uranium Properties

     The Company, USE and Kennecott filed various court actions against each other during fiscal 2000. On September 11, 2000, the Company, USE and Kennecott entered into a settlement agreement which resolved these disputes. The Company and USE sold their remaining interest in the GMMV properties to Kennecott for a total of $3.25 million. The Company and USE received $.25 million upon signing the letter of agreement to settle all disputes, they will receive $1.375 five days after the court approves the settlement agreement and dismisses all claims and $1.625 in January 2001. The Company and USE also received certain mining equipment and a 4% net royalty on any future production from the GMMV mineral properties. Kennecott assumed all reclamation liabilities of the GMMV mine and mill properties. The Company and USE are responsible to remove certain assets including the GMIX plant from the properties.

Plateau Resources Uranium Properties

     Plateau owns and operates the Ticaboo townsite, motel, convenience store, boat storage, restaurant and lounge. Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon Uranium Mill. The Company and USE are pursuing alternative uses for these properties including alternative feed or waste disposal of low level nuclear waste. The Company and USE are seeking joint venture partners and equity financing to enter into the alternative feed and waste disposal business as the expansion into this business will require additional capital. It is not known what the outcome of these discussions will be. In the management of the commercial operations of the Plateau properties, the Company and USE have determined that they will shut many of the operations down during the winter months which should improve the annual profits of the commercial operations.

                                  Debt Payments

     Debt to non-related parties at May 31, 2000 was $481,400 as compared to $42,000 at May 31, 1999. The increase in debt to non-related parties consists primarily of debt due on the financing of equipment and annual insurance premiums. The balance of the debt is for the line of credit. All payments on the debt are current. If construction or drilling operations are permanently reduced or discontinued, the equipment will be sold and the debt retired.

     At May 31, 2000, the Company and USE had borrowed $650,000 of their line of credit and as of the date of this report $850,000. This debt is secured by the pledge of equipment and real estate assets of the Company. This debt will be retired through profits from operations, the settlement with Kennecott on the GMMV issues and the possible settlement of the Nukem dispute or the sale of an interest in assets.

     The Company owes USE $8,377,700 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to repay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date USE has not called the debt.

                            Federal Income Tax Issues

     The tax years through May 31, 1994 are closed after audit by the IRS. The Company has attended appeals hearings with the IRS in Denver Colorado to discuss resolving issues raised for fiscal 1995 and 1996. The issues have been resolved with the IRS. A final settlement agreement has not yet been approved but it is not believed that the settlement will have a material affect on the Company.

                                Reclamation Costs

     It is not anticipated that any of the Company's working capital will be used in fiscal 2000 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets.

     As a result of the settlement agreement entered into on September 11, 2000, Kennecott assumed all reclamation liabilities of the GMMV mine and mill properties with the exception of the GMIX plant and the removal of certain equipment from the GMMV properties. The reclamation of the GMIX plant is bonded with a cash bond which management anticipates will fully satisfy the obligation of reclamation.

     The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company USE's real estate assets. The reclamation bond amount is reviewed annually by the state regulatory agencies. The Company and USE's reclamation liability on the Sheep Mountain properties is $1,496,800.

Results of Operations

Fiscal 2000 compared to Fiscal 1999

Revenues:

     During fiscal 2000, the Company recognized revenues in three segments; minerals in the form of advance royalties on its molybdenum property, $66,000, contract drilling and construction work in the coalbed methane industry, $1,735,800, commercial operations, $340,900. The Company also recognized other revenues from oil sales of $79,600 from its interest in the Lustre Field on the Fort Peck Reservation, interest revenues of $104,500 on cash equivalents invested in interest bearing accounts and management fees of $300,800 for services provided to various subsidiaries.

     Total revenues during fiscal 2000 were $2,637,300, a decrease of $1,779,300 from revenues of $4,416,600 in Fiscal 1999. This decrease was as a result of decreased revenues in Mineral sales of $53,100, commercial operations of $266,500, revenues from the partial settlement of the SMP arbitration/litigation of $3,038,600, management fees and other revenues of $152,900, interest revenues of $56,200. These decreases in revenues were offset by increased revenues from contract drilling/construction operations of $1,735,800 and oil sales of $37,900.

     The decrease in mineral sales is as a result of the Company recognizing revenues of $44,100 from the sale of uranium under a SMP contract during Fiscal 1999. No revenues were recognized from sales of uranium during Fiscal 2000. This decrease in uranium sales plus the a decrease in the market price for molybdenum, which reduced the advance royalty from Cyprus Amax during Fiscal 2000 by $9,000, accounted for the reduction in mineral sales revenues.

     Commercial operations decreased by $266,500 as a result of reduced equipment rental revenues received by the Company for the rental of equipment to the GMMV during Fiscal 2000 as compared to Fiscal 1999. The reduced activity at GMMV during Fiscal 2000 also was the main contributor to the reduced management fee revenue when compared with fiscal 1999.

     Revenues in contract drilling/construction operations were generated as a result of the Company entering into the drilling and earth construction contract work in the coalbed methane gas business during Fiscal 2000. No revenues from contract drilling/construction work was recorded in Fiscal 1999. The profit margin in the contract drilling and construction business is a function of the number of available contractors and is often very narrow. It is not known if the Company will resume this type of work on a contract basis. The Company will maintain a certain amount of equipment in order to perform this type of work in for future for its own account.

     Increased oil revenues were as a result of higher market prices for oil which allowed the Company to produce from more of its wells in the Lustre Field during fiscal 2000.

Costs and Expenses

     Costs and expenses increased in fiscal 2000 by $1,790,000 to $6,498,500 from $4,708,500 during fiscal 1999. This increase was primarily as a result of drilling and construction operations of $2,043,900 and an increase in provision of doubtful accounts of $878,700. These increases in costs and expenses were offset by decreases in write-offs of investment in contingent warrants of $651,000, reduced costs and expenses in commercial operations, mineral operations and general and administrative of $156,600, $111,100 and $207,200 respectively. No write of investment on contingent warrants was taken during Fiscal 2000. During Fiscal 1999 the Company determined that an impairment should be taken on the SGMC contingent warrants in the amount of $651,000. This write off related to the recoverability of the Company's investment in the mineral properties and equipment based on the then market prices for gold.

     Costs and expenses in mineral operations during fiscal 2000 decreased as a result of reduced activities at the SMP and GMMV properties. Contract drilling and construction costs recorded during fiscal 2000 have no comparative costs and expenses during fiscal 1999. These costs include all labor, equipment operating and repair expenses and other costs associated with contract drilling and construction. Prior to fiscal 2000 there were no contract drilling and construction operations.

     General and Administrative costs and expenses decreased by $207,200 during fiscal 2000. The decrease in General and Administrative costs and expenses was as a result of reduced costs associated with the Nukem litigation during fiscal 2000.

     The increase in provision for doubtful accounts of $878,700 during fiscal 2000 was as a result of a reserve taken on notes receivables from employees, others and Plateau.

     Operations resulted in a loss of $5,279,800 or $0.51 per share fully diluted as compared to a loss of $1,951,700 or $0.19 per share fully diluted during fiscal 1999.

     Fiscal 1998 compared to Fiscal 1999

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

Future Operations

     The Company has generated losses in each of the last three years, as a result of holding costs and permitting activities in the mineral segment along with impairments of mineral assets. The Company is in the process of holding its investments in gold and uranium properties that are currently not generating any operating revenues. These properties require expenditures for items such as permitting, care and maintenance, holding fees, corporate overhead and administrative expenses. Success in the minerals industry is dependant on the price that a company can receive for the minerals produced. The Company cannot predict what the long term price for gold and uranium will be and therefore cannot predict when, or if, the Company will generate net income from operations. The Company has sufficient capital resources to maintain its mineral properties on a stand by basis through fiscal 2001. Development activities of the mineral properties and expansion of commercial operations are dependant on the Company obtaining equity financing or commercial loans.

     At May 31, 2000 the Company was committed to be in the coalbed methane business well into the future. Uranium prices and market projections are being evaluated. Decisions to liquidate part or all of the Company's uranium holdings are being considered. The Company is also evaluating its commitment to the gold business and at what time the price for gold may recover.

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

     Uranium and Gold. Changes in the prices of uranium and gold affect the Company to the greatest extent. Currently, both gold and uranium are at historical low prices. The Company is continually evaluating market trends and data. The Company does not plan to go forward with any additional development of its mineral properties until the market price for gold and uranium obtain and remain at higher levels which will make the operations profitable.

     Molybdenum and Oil. Changes in prices of molybdenum and petroleum are not expected to materially affect the Company with respect to either its molybdenum advance royalties or its fees associated with oil production. A significant and sustained increase in demand for molybdenum would be required for the development of the Mt. Emmons properties by Phelps Dodge as it has other producing mines.

                    Report of Independent Public Accountants
                    ----------------------------------------

To Crested Corp.:

We have audited the accompanying consolidated balance sheets of CRESTED CORP. (a Colorado corporation) AND AFFILIATE as of May 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. and affiliate as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company continued to experience significant losses from operations during fiscal 2000. In addition, the Company has a working capital deficit of approximately $9,845,100 as of May 31, 2000 the substantial portion of which is owed to affiliated entities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                  ARTHUR ANDERSEN LLP


Denver, Colorado,
September 11, 2000

                           CRESTED CORP. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              May 31,
                                                  ------------------------------
                                                    2000                 1999
                                                    ----                 ----

CURRENT ASSETS:
  Cash and cash equivalents                       $  106,100        $ 3,509,000
  Accounts receivable
    Trade, net of allowance for doubtful
      accounts of $0 and $1,600, respectively        512,100             72,200
    Affiliates                                       835,500          1,217,900
  Inventory and other                                 25,000             34,200
                                                  ----------        -----------
          Total current assets                     1,478,700          4,833,300

LONG-TERM NOTES RECEIVABLE
  Related parties                                    176,900            125,200

INVESTMENTS IN AFFILIATES                           1,535,300           225,300

PROPERTIES AND EQUIPMENT:
  Land                                                393,800           397,400
  Buildings and improvements                        2,294,400         2,224,800
  Machinery and equipment                           3,317,200         2,544,900
  Developed oil properties, full cost method          886,800           886,800
  Mineral properties                                   25,000            14,200
                                                  -----------       -----------
                                                    6,917,200         6,068,100
  Less accumulated depreciation,
    depletion and amortization                     (3,683,200)       (3,437,400)
                                                  -----------       -----------
                                                    3,234,000         2,630,700

OTHER ASSETS:
  Advances to affiliates                            1,092,400           657,400
  Other assets                                        164,000           158,700
                                                  -----------       -----------
                                                    1,256,400           816,100
                                                  -----------       -----------
                                                  $ 7,681,300       $ 8,630,600
                                                  ===========       ===========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           CRESTED CORP. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                             May 31,
                                                  -----------------------------
                                                      2000             1999

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $   556,600       $   371,700
  Deferred GMMV purchase option                     2,000,000         2,000,000
  Current portion of long-term debt
    Affiliate                                       8,377,700         7,054,000
    Others                                            389,500            25,300
                                                  ------------      -----------
      Total current liabilities                    11,323,800         9,451,000


LONG-TERM DEBT                                         91,900            16,700

COMMITMENT TO FUND EQUITY INVESTEES                   215,600           215,600

RECLAMATION LIABILITY                                 748,400           725,900

COMMITMENTS AND CONTINGENCIES (Note K)

FORFEITABLE COMMON STOCK, $.001 par value;
  65,000 shares issued, forfeitable until earned       43,900            43,900

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value;
     100,000 shares authorized;
     none issued or outstanding                           --                --
  Common stock, $.001 par value;
     20,000,000 shares authorized;
     10,316,664 and  10,284,664 shares
     issued and outstanding                             10,400           10,300
  Additional paid-in capital                         8,747,200        6,387,300
  Accumulated deficit                              (13,499,900)      (8,220,100)
                                                  ------------      -----------
          Total shareholders' deficit               (4,742,300)      (1,822,500)
                                                  ------------      ------------
                                                  $  7,681,300      $ 8,630,600
                                                  ============      ===========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                    CRESTED CORP. AND AFFILIATE

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended May 31,
                                                  ---------------------------------------------------
                                                      2000                1999                1998
                                                      ----                ----                ----
REVENUES:
  Contract drilling/construction operations       $ 1,735,800         $       --          $       --
  Mineral revenues                                     66,000             119,100             534,800
  Commercial operations                               340,900             607,400             880,900
  Oil sales                                            79,600              41,700              85,100
  Interest                                            104,500             160,700             141,500
  SMP litigation settlements, net                         --            3,038,600           2,295,000
  Management fees and other                           300,800             453,700             721,800
  Gain (loss) on sale of assets                         9,700              (4,600)                800
                                                  -----------         -----------         -----------
                                                    2,637,300           4,416,600           4,659,900

COSTS AND EXPENSES:
  Contract drilling/construction operations         2,043,900                 --                  --
  Mineral operations                                1,010,400           1,121,500             832,400
  Commercial operations                               772,600             929,200             814,100
  Oil Production                                       27,700              32,300              34,000
  Provision for doubtful accounts                   1,061,200             182,500                 --
  General and administrative                        1,566,500           1,773,700           1,370,300
  Write-off of investment in contingent
    stock warrant                                         --              651,000                 --
  Interest                                             16,200              18,300              27,400
                                                  -----------         -----------         -----------
                                                    6,498,500           4,708,500           3,078,200
                                                  -----------         -----------         -----------

(LOSS) INCOME BEFORE
  EQUITY IN LOSS OF AFFILIATES
  AND INCOME TAXES                                 (3,861,200)           (291,900)          1,581,700

EQUITY IN LOSS OF AFFILIATES                       (1,418,600)         (1,659,800)           (372,200)
                                                  -----------         -----------         -----------

(LOSS) INCOME BEFORE
  INCOME TAXES                                     (5,279,800)         (1,951,700)          1,209,500

INCOME TAXES                                              --                  --                  --
                                                  -----------         -----------         -----------

NET (LOSS) INCOME                                 $(5,279,800)        $(1,951,700)        $ 1,209,500
                                                  ===========         ===========         ===========

NET (LOSS) INCOME
  PER SHARE, BASIC AND DILUTED                    $      (.51)        $     (0.19)        $      0.12
                                                  ===========         ===========         ===========

BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                               10,361,149          10,315,091          10,237,694
                                                  ===========         ===========         ===========

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                               10,361,149          10,315,091          10,302,694
                                                  ===========         ===========         ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                   CRESTED CORP. AND AFFILIATE

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                      Additional                               Total
                                              Common Stock              Paid-In      Accumulated            Shareholders'
                                          Shares       Amount           Capital        Deficit             Equity (Deficit)
                                        ----------------------        ----------     -----------         -------------------

Balance, May 31, 1997                   10,237,694     $10,200        $6,375,400     $ (7,477,900)       $(1,092,300)

Net income                                     --          --                --         1,209,500          1,209,500
                                        ----------     -------        ----------     ------------        -----------

Balance, May 31, 1998                   10,237,694      10,200         6,375,400       (6,268,400)           117,200

Issuance of stock to directors              46,970         100            11,900              --              12,000

Net loss                                       --          --                --        (1,951,700)        (1,951,700)
                                        ----------     -------        ----------     ------------        -----------

Balance, May 31, 1999                   10,284,664      10,300         6,387,300       (8,220,100)        (1,822,500)

Issuance of stock to directors              32,000         100            12,700              --              12,800

Unrealized gain from sale
  of investee stock                            --          --          1,121,300              --           1,121,300

Non-cash compensation
 paid by equity investee                       --          --          1,225,900              --           1,225,900

Net loss                                       --          --                --        (5,279,800)        (5,279,800)
                                        ----------     -------        ----------     ------------        -----------

Balance, May 31, 2000                   10,316,664     $10,400        $8,747,200     $(13,499,900)       $(4,742,300)
                                        ==========     =======        ==========     =============       ===========


                       Shareholders' Equity at May 31, 2000 does not include 65,000 shares currently issued but forfeitable if certain conditions are not met by the recipients.


               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                43

                                                   CRESTED CORP. AND AFFILIATE

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended May 31,
                                                                 ---------------------------------------------------
                                                                     2000                1999                1998
                                                                     ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                              $(5,279,800)        $(1,951,700)        $1,209,500
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Depreciation, depletion, and amortization                      245,800             221,600            214,600
      Equity in loss of affiliates                                 1,418,600           1,659,800            372,200
      Write-off of investment in
        contingent stock warrant                                         --              651,000                --
      Provision for doubtful accounts                              1,061,200             182,500                --
      Non-cash compensation                                           12,800              12,000                --
      Gain on sale of assets                                          (9,700)              4,600               (800)
      SMP settlement receivable, net                                     --            2,513,000         (2,513,000)
      Net changes in:
        Accounts and notes receivable                               (336,100)           (702,500)          (369,300)
        Inventory and other                                            9,200              (7,700)            21,900
        Accounts payable and accrued expenses                         (8,200)           (542,700)           142,200
                                                                 -----------         -----------         ----------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                            (2,886,200)          2,039,900           (922,700)
                                                                 -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of methane gas properties                                 (10,800)                --                 --
  Deferred GMMV purchase option                                          --                  --           2,000,000
  Decrease (increase) in long-term affiliate receivables          (1,269,300)             81,600            251,800
  Investments in affiliates                                         (165,700)             (5,000)          (218,700)
  Purchases of property and equipment                               (841,700)           (135,600)          (707,200)
  Proceeds from sale of property and equipment                        13,200              50,000              2,000
  Increase in other assets                                            (5,500)             (5,000)            (3,600)
                                                                 -----------         -----------         ----------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                            (2,279,800)            (14,000)         1,324,300
                                                                 -----------         -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from third party debt                                     253,900             100,500            153,900
  Net activity from line of credit                                   325,000                 --                 --
  Payment on long-term debt                                         (139,500)           (137,000)          (103,600)
  Net activity on long-term debt to affiliates                     1,323,700             506,900            523,700
                                                                 -----------         -----------         ----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                             1,763,100             470,400            574,000
                                                                 -----------         -----------         ----------

(continued)

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                44


                                                   CRESTED CORP. AND AFFILIATE

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (continued)

                                                                                             Year Ended May 31,
                                                                 ----------------------------------------------------------
                                                                      2000                1999              1998
                                                                      ----                ----              ----
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                            (3,402,900)         2,496,300             975,600

CASH AND CASH EQUIVALENTS, Beginning of year                       3,509,000          1,012,700              37,100
                                                                 -----------         ----------          ----------

CASH AND CASH EQUIVALENTS, End of year                           $   106,100         $3,509,000          $1,012,700
                                                                 ===========         ==========          ==========

SUPPLEMENTAL DISCLOSURES:

  Interest paid                                                  $    16,200         $   18,300          $   27,400
                                                                 ===========         ==========          ==========

  Income taxes paid                                              $       --          $    7,900          $      --
                                                                 ===========         ==========          ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock to directors
    for services rendered                                        $    12,800         $   12,000          $      --
                                                                 ===========         ==========          ==========

  Payment of noncash compensation
    by equity investee                                           $ 1,225,900         $      --           $      --
                                                                 ===========         ==========          ==========

  Payment of note receivable - affiliates
    with stock from affiliate                                    $       --          $  137,500          $      --
                                                                 ===========         ==========          ==========

  Unrealized gain on sale of equity investee
    common stock                                                 $ 1,121,300         $      --           $      --
                                                                 ===========         ==========          ==========

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000


A.   BUSINESS ORGANIZATION AND OPERATIONS:

     Crested Corp. (the "Company" or "Crested") was incorporated in the State of Colorado on September 18, 1970. It engages in the acquisition, exploration, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and methane gas. Principal mineral interests are in uranium, coalbed methane, gold and molybdenum. However, none are producing at the present time. During fiscal 2000, the Company entered into the methane gas business. Currently, the Company holds various real properties used in commercial operations. Most of these activities are conducted through the joint venture discussed below and in Note B.

     The Company and U.S. Energy Corp. ("USE"), an approximate 52% shareholder of the Company, have been engaged in the standby and maintenance of two uranium properties, one a joint venture with Kennecott Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second known as Sheep Mountain Partners ("SMP"). Both of these ventures have been involved in significant litigation (see Note K). All issues and disputes in the SMP litigation have been resolved with the exception of certain marketing rights and the profits therefrom on certain CIS related uranium sales contracts. The resolution of the other issues resulted in the payment of cash to the Company and USE and the Company and USE receiving the SMP mineral properties and one uranium delivery contract. The remaining outstanding issue in the SMP litigation is on appeal before the U.S. 10th Circuit Court of Appeals. The litigation with Kennecott was settled subsequent to yearend (see Note L). Sutter Gold Mining Company, a Wyoming corporation, manages the Company's and USE's interest in gold properties. Rocky Mountain Gas, Inc. ("RMG"), was formed in fiscal 2000 to consolidate all methane gas operations of the Company and USE. The Company owns and controls 41% of RMG as of May 31, 2000.

     The Company has generated significant net losses during fiscal 1999 and 2000 resulting in an accumulated deficit of approximately $13,499,900 at May 31, 2000. The Company also has a working capital deficit of approximately $9,845,100 at May 31, 2000 that includes $2,000,000 of deferred revenue and $8,377,700 due to USE and affiliates. The Company's cash balance decreased from $3,509,000 at the prior year-end to $106,100 at May 31, 2000. At year-end, the Company does not have sufficient cash flows from operations or cash on hand to meet its obligations. All of these factors raise substantial doubt about the Company's ability to continue as a going concern during the upcoming year. The Company has historically relied on, and continues to rely on, advances from USE to fund its current operating requirements. It is uncertain whether this funding will continue. The Company has recently reduced its staff to reduce its overhead costs. The Company also has certain assets that are unencumbered that could be sold to generate cash. However, there can be no assurances that any funds generated will be sufficient to meet the Company's obligations as they come due or that Company assets could be liquidated in excess of their carrying values. The Company continues to believe that it will ultimately receive more cash from the final settlement of the SMP litigation. In addition, the Company has recently settled a dispute with its GMMV partner that will result in the receipt of cash to be used to reduce a portion of its obligation to USE (see Note L). Nevertheless, there is no assurance that the Company will be successful in meeting its obligations during the upcoming year.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

                 B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements of Crested, include the accounts of the Company and one-half of the account balances of USECC Joint Venture ("USECC"), a joint venture through which the Company and its controlling shareholder, USE, conduct the majority of their operations. USECC has interests in uranium mining ventures (see Notes E and F), and owns real estate and other equipment (see Note D). USECC is owned equally by the Company and USE.

Investments

     With the exception of SMP for fiscal 1998 (see Notes F and K), investments in other joint ventures and 20% to 50% owned companies are accounted for using the equity method. The Company accounts for its 8% investment in USE also using the equity method because the Company is controlled by USE. The Company's investment in SGMC is accounted for using the equity method due to its status as a subsidiary of USE (see Note E). All material intercompany profits, transactions and balances have been eliminated.

Inventory

     Inventories consist primarily of aviation fuel, associated aircraft parts and silver bullion. Retail inventories are stated using the average cost method. Other inventory is stated at the lower of cost or market.

Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be restricted cash equivalents.

Properties and Equipment

     Land, buildings, improvements and other equipment are carried at cost. Depreciation of buildings, improvements, aircraft and other equipment is provided principally by the straight-line method over estimated useful lives ranging from three to forty-five years.

     The Company capitalizes all costs incidental to the acquisition and development of mineral properties as incurred. Mineral exploration costs are expensed as incurred. The costs of mine development are deferred until production begins as these costs will be recovered through future mining operations. Once commercial production begins, mine development costs incurred to maintain production will be amortized using a units-of-production method over the estimated reserves of the ore-body. Costs are charged to operations if the Company determines that an ore body is no longer economic. Costs and expenses related to general corporate overhead are expensed as incurred.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

     The Company and USE have acquired substantial mining property assets and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these assets are owned by various ventures in which the Company is either a partner or venturer.

Long-Lived Assets

     The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop the mineral interests may result in asset impairment. As of May 31, 2000, management believes, no further impairment of the Company's long-lived assets exists.

Fair Value of Financial Instruments

     The carrying amount of cash equivalents receivables, other current assets, accounts payable and accrued expenses approximates fair value because of the short term nature of those instruments. The recorded amounts for short-term and long-term debt, approximate fair value due to the variable nature of the interest rates.

Revenue Recognition

     Advance royalties which are payable only from future production or which are non-refundable are recognized as revenue when received (see Note F). Non-refundable option deposits are recognized as revenue when the option expires.

     Revenues from uranium sales are recognized upon delivery. Revenues are recognized from the rental of certain assets ratably over the related lease terms. Revenues from commercial operations, which represents primarily real estate activity, and an airport fixed base operation, are recognized as goods and services are delivered. Oil and gas revenue is recognized at the time of the sale of production.

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

     SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carry-forwards and tax credit carry-forwards. Deferred tax assets are then reduced, if

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

Net (Loss) Income Per Share

     The Company reports net (loss) income per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive.

Comprehensive Income

     There are no components of comprehensive income, which have been excluded from net income and, therefore, no separate statement of comprehensive income has been presented.

Recent Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS No. 137 Accounting for Derivative Instruments - Deferral of the effective date of SFAS No. 133, an amendment of SFAS Statement No. 133") establishes fair value accounting and reporting standards for derivative instruments and hedging activities. The Company will adopt SFAS No. 133 effective June 1, 2001. The Company is currently assessing the effect of adoption, if any, on its financial position, results of operations, and cash flows.

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

Reclassifications

     Certain reclassifications have been made in the prior year financial statements to conform with the 2000 presentation.

C.   RELATED-PARTY TRANSACTIONS:

     The Company does not have employees, but utilizes USE's employees and pays for one-half of these costs under the USECC Joint Venture Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. In fiscal 2000, 1999 and

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

1998, the Board of Directors of USE contributed 123,802, 89,600 and 49,470 shares of USE stock to the ESOP at prices of $3.00, $4.00 and $6.57 per share, respectively. The Company is responsible for one-half of the value of these contributions or $185,700, $179,200 and $162,300 in fiscal 2000, 1999 and 1998, respectively.

     As of May 31, 2000, USECC had notes receivable due from directors, officers and employees of the Company and USE totaling $462,000 which bear interest at 10% per annum and are due December 31, 2001. This indebtedness is secured by 166,500 shares of USE common stock.

     The Company and USE provide management and administrative services for affiliates under the terms of various management agreements. Revenues from these services provided by the Company were $194,800, $399,000 and $552,800 in fiscal 2000, 1999 and 1998 respectively.

     On May 15, 1997, the Company and USE entered into a convertible promissory note with Yellow Stone Fuels Corp. ("YSFC"). The Company and USE own 13.2% and 22.7% of YSFC respectively. The convertible note bore interest at 10% and was due on December 31, 1998. The Company and USE extended the note to March 31, 1999. In 1999, YSFC exercised its option to either fully satisfy the debt with cash or the issuance of its common stock by paying $200,000 and issuing 137,500 shares of its common stock.

D.   USECC JOINT VENTURE:

     USECC operates the Glen L. Larsen office complex; an aircraft hangar with a fixed base operation, office space, and certain aircraft; holds interests in various mineral operations; conducts oil and gas operations; and transacts all operating and payroll expenses, except for specific expenses which are allocated directly to each venturer.

     The joint venture agreement also provides for the allocation of certain operating expenses to other affiliates. Condensed financial information of USECC, which is 50% proportionately consolidated by the Company, follows:

                        CONDENSED BALANCE SHEETS - USECC

                                                            May 31,
                                             --------------------------------
                                                 2000                1999
                                                 ----                ----

     Current assets                           $ 6,713,200         $10,887,900
     Properties and equipment                  11,075,700           9,399,000
     Mineral properties                            49,900              28,500
     Accumulated depreciation                  (4,954,600)         (4,463,000)
     Other long-term assets                     2,188,100           1,311,000
                                              -----------        ------------
                                              $15,072,300        $17,163,400
                                              ===========        ===========

     Current liabilities                      $ 1,699,600        $   798,100
     Reclamation liability                      1,496,800          1,451,800
     Other liabilities                            380,600             33,300
     Deferred income                            4,000,000          4,000,000
     Venturers' capital                         7,495,300         10,880,200
                                              -----------         ----------
                                              $15,072,300        $17,163,400
                                              ===========        ===========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

                   CONDENSED STATEMENTS OF OPERATIONS - USECC

                                                        Year Ended May 31,
                                        ---------------------------------------------------
                                            2000                 1999              1998
                                            ----                 ----              ----

     Revenues                           $  5,128,400        $ 8,659,700         $ 8,778,200
     Costs and expenses                  (10,589,100)        (7,597,600)         (6,164,300)
                                                            -----------         -----------
     Net (loss) income                  $ (5,460,700)       $ 1,062,100         $ 2,613,900
                                        ============        ===========         ===========

E.   INVESTMENTS IN AFFILIATES:

     The Company's investments in affiliates are as follows:

                                                     at May 31,
                                        ----------------------------------------
                                        Ownership         2000           1999
                                        ---------         ----           ----

     Rocky Mountain Gas, Inc. ("RMG")     41%         $1,457,700     $     --
     GMMV                                 50%                --            --
     SGMC                                3.2%            (85,500)      (85,500)
     ENERGX Ltd.                          45%             63,000        63,000
     YSFC                                 13.2%         (130,100)     (130,100)
     USE (Note B)                          8%                --        147,700
     Others                             various           14,600        14,600

     $1,535,300 and $225,300 of these investments are presented as investments in affiliates in the accompanying balance sheets as of May 31, 2000 and 1999, respectively. A liability of $215,600 has been presented as a commitment to fund equity investees as of May 31, 2000 and 1999, respectively for these investments in affiliates that the Company must fund.

     Equity loss from investments accounted for by the equity method is as follows:

                                             Year Ended May 31,
                         -------------------------------------------------
                               2000                1999             1998
                               ----                ----             ----

     GMMV                $        --         $       --          $     --
     SGMC                         --            (489,100)          (13,000)
     ENERGX, LTD.                 --                 --                --
     YSFC                         --             (75,400)          (69,800)
     RMG                  (1,270,900)                --                --
     SMP                         --                  --           (216,300)
     USE                    (147,700)         (1,095,300)          (73,100)
                         -----------         -----------         ---------
                         $(1,418,600)        $(1,659,800)        $(372,200)
                         ===========         ===========         =========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

                       CONDENSED COMBINED BALANCE SHEETS:
                                EQUITY INVESTEES

                                            2000                 1999
                                            ----                 ----

Current assets                          $ 3,631,500         $ 15,187,900
Non-current assets                       35,016,100           23,455,200
                                        -----------         ------------
                                        $38,647,600         $ 38,643,100
                                        ===========         ============

Current liabilities                     $ 8,831,600         $  3,523,300
Reclamation and other liabilities        24,020,000           52,017,700
Excess in assets                          5,796,000          (16,897,900)
                                        -----------         ------------
                                        $38,647,600         $ 38,643,100
                                        ===========         ============

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS:
                                EQUITY INVESTEES

                              2000                1999                1998
                              ----                ----                ----

Revenues                 $  7,915,400        $ 11,058,800        $ 11,695,900
Costs and expenses        (22,628,300)        (97,836,400)        (13,273,900)
                         ------------        ------------        ------------
Net loss                 $(14,712,900)       $(86,777,600)       $( 1,578,000)
                          ===========        ============        ============

     Condensed combined balance sheets and statements of operations of the Company's equity investees for fiscal 1999 include GMMV, SGMC, Energx, YSFC and USE. For fiscal 2000, the condensed combine balance sheets and statements of operations of the Company's equity investees include RMG, SGMC, Energx, YSFC and USE. No balance sheet for GMMV has been presented due to the litigation with Kennecott as discussed in Notes F, K and L. Because of this dispute, the Company did not receive any financial or operating results of GMMV from Kennecott, the operator of the GMMV. Nevertheless, the Company's total investment in the GMMV is zero, except for the salvage value of certain equipment totaling $116,300 held by GMMV which is included in property and equipment in the accompanying balance sheets. As discussed in Note L, subsequent to year end, the Company has settled its dispute with Kennecott and has been released from any and all GMMV obligations.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

F.   MINERAL TRANSACTIONS AND MINING PROPERTIES:

GMMV

     During fiscal 1990, the Company and USE entered into an agreement with Kennecott, a wholly-owned, indirect subsidiary of The RTZ Corporation PLC, for Kennecott to acquire a 50% interest in certain uranium mineral properties in Wyoming known as the Green Mountain Properties. The purchase price was $15 million and a commitment to fund the first $50 million of development and operating costs and additional amounts if certain future operating margins were achieved.

     On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV. Kennecott paid USE and USECC $4,000,000 on signing, and committed to loan the GMMV up to $16 million to be used in developing the proposed underground Jackpot Uranium Mine and change the status of the Sweetwater Mill from standby to operational. Under the Acquisition Agreement, Kennecott received a credit of two dollars for each dollar advanced against its work commitment of $50 million.

     During fiscal 1998 and 1999, the Company, USE and Kennecott continued to own their respective 50% interest in the GMMV, and Kennecott advanced approximately $14.5 million of the $16 million loan obligation called for in the Acquisition Agreement. Due to the continued depressed market price for uranium concentrates, the Company and USE were unable to purchase Kennecott's interest in the GMMV, and the GMMV stopped development activities at the Jackpot Mine and placed the facility on active standby on July 31, 1998.

     As of May 31, 2000, USE, USECC and Kennecott continue to own their respective 50% interest in the GMMV. The GMMV no longer has the obligation to repay the $14.5 million advance under the $16 million loan from Kennecott. As a result of the funds advanced under the loan and the signing bonus discussed above, the original $50 million work commitment under the 1990 GMMV Agreement is fully satisfied. The Company and Crested have elected to have their interest diluted by become non-participating on the work plans and budgets. Kennecott is obligated to fund the annual plans and budgets. If the Company's and USECC's participating interest drop below 10%, their interests will be automatically converted to a 1% to 3% gross proceeds interest. It is not anticipated that such dilution will occur in the near term.

     As a result of sustained depressed uranium prices, GMMV evaluated the carrying value of its mineral assets for impairment. GMMV determined the carrying value of its assets exceeded the future cash flows. Accordingly, in fiscal 1999, GMMV recorded an impairment in the amount of $59.5 million related to its mineral assets. This impairment had no effect on the Company's carrying value of its investment in GMMV. The Company's carrying value reflects management's estimates of its portion of the salvage of GMMV's machinery and equipment.

     Subsequent to yearend, as discussed in Note L, the Company settled its dispute with Kennecott and dissolved the GMMV for cash and release from all reclamation and environmental liabilities.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

SMP

     During fiscal 1989, USE and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past nine years. See Notes E and K for a description of the investment and a discussion of the related litigation/arbitration.

     The Company and USE are responsible for one SMP market related delivery contract which requires approximately 942,644 pounds of uranium concentrates to be delivered. These deliveries are priced at an average of the three month market price preceding each delivery. The utility has the option of increasing or decreasing the quantity by plus or minus thirty percent. In 1999 and 1998, deliveries by the Company to SMP contracts resulted in revenues of $43,800 and $429,300, respectively (no such revenues were recognized in 2000). Revenues from these transactions have been included in the accompanying Consolidated Statements of Operations as Mineral revenues, which would normally have been sales of SMP. Delivery requirements for fiscal 2001 are 206,047 pounds of uranium. Arrangements have made to complete this delivery in the second quarter of 2001.

     Due to the litigation and arbitration proceedings involving SMP for the past 9 years, the Company has expensed all of its costs related to SMP and has had no carrying value of its investment in SMP for 2000 and 1999. The Company's direct loss generated from its investment in SMP was $216,800 for the year ended May 31, 1998. No amounts attributable to SMP for fiscal 1999 and 2000 are included in the Condensed Combined Balance Sheets or Condensed Combined Statements of Operations of the Company's equity investees presented above.

PHELPS DODGE

     During prior years, the Company and USE conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of May 31, 2000.

     Cyprus Amax paid the Company and USE an annual advance royalty of 50,000 (25,000 lbs. each) pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge has assumed this obligation and made its first advance royalty payment to the Company and USE during the first quarter of 2001. Phelps Dodge is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $66,000, $75,300 and $105,500 of revenue from the advance royalty payments in fiscal 2000, 1999 and 1998 respectively.

     Phelps Dodge may elect to return the properties to the Company and USE, which would cancel future obligations under the advance royalty obligation. If Phelps Dodge formally decides to place the properties into production, it is obligated to pay $2,000,000 to the Company and USE.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

     The Company and USE have recently entered into discussions with Phelps Dodge concerning the purchase of the properties from Cyprus Amax. Per the contract with Amax, the Company and USE are to receive 15% of the first $25,000,000, or $3,750,000, if the properties are sold, which the Company and USE believe has occurred. It is not known how these discussions with Phelps Dodge will be resolved.

SUTTER GOLD MINING COMPANY

     Sutter Gold Mining Company ("SGMC") was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

     SGMC is in the development stage and additional development is required prior to the commencement of commercial production. SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine development costs since inception have been capitalized. Since test production in 1992, SGMC has focused its efforts on obtaining a reserve study, developing a mine plan and obtaining a partner to assist in the financing of its mineral development and ultimate production. Due to the decline in the spot price for gold and the lack of adequate financing, SGMC has put the development of the mine on hold. Until the time when development begins, SGMC requires capital contributions from USE, Crested or other sources of financing to maintain its current activities. SGMC will continue to be considered in the development stage until the time it generates significant revenue from its principal operations.

     During fiscal 2000 a visitor's center was developed and became operational. Management is evaluating if the visitor's center will cover stand-by costs of the mine until such time as the market price for gold increases to levels that will allow economic operation of the mineral property. The Visitor's Center is a new venture and the outcome of its operation is uncertain.

Plateau Resources Limited

     During  fiscal 1994,  USE entered into an agreement  with  Consumers  Power
Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary, Canyon Homesteads, Inc., in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At May 31, 2000, Plateau had a cash security in the amount of $9,267,700 to cover reclamation of the properties (see Note K). Although the Company has no ownership in Plateau, Directors of the Company and USE have agreed to divide equally a portion of certain reclamation obligations above a defined amount, and will share equally in the cash flows derived from operations.

     USECC is currently evaluating the best utilization of Plateau's assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to uranium market prices. Commercial revenues are being generated from the townsite assets which include a motel, C-store, lounge/restaurant, boat storage facility and housing.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

Rocky Mountain Gas, Inc.

     During fiscal 2000, the Company and USE organized Rocky Mountain Gas, Inc. ("RMG") to enter into the coalbed methane gas business. RMG is engaged in the acquisition of coalbed methane gas properties and the future exploration, development and production of methane gas from those properties. RMG is owned 41% by the Company and 41% by USE. RMG sold 1,206,333 shares of its common stock in a private placement during fiscal 2000. Net proceeds from the sale of this common stock totaled $3,510,000.

     RMG entered into an agreement with Quantum Energy, L.L.C. ("Quantum") on January 3, 2000 to purchase a 50% working interest and 40% net revenue interest in approximately 185,000 acres of unproven leasehold interests in the Powder River Basin of Southeastern Montana. The terms of the Quantum agreement included payments of $3,200,000 upon closing, $1,000,000 on or before May 1, 2000 and $1,300,000 on or before December 31, 2000. All payments through May 31, 2000 were made to Quantum. If RMG does not pay the $1,300,000 payment by December 31, 2000, RMG will assign 12%, of its undivided 50% working interest to Quantum.

     RMG also has a $2,500,000 commitment to drill 25 wells on the Quantum properties by November 30, 2000. As of May 31, 2000, no wells had been drilled on the Quantum properties due to delays in the permitting process. The funds necessary to complete this work commitment will be raised through equity financing.

     RMG also acquired a 100% working interest (82% revenue interest) in 63,000 acres in southwest Wyoming. These coalbed methane gas leases are in the greater Green River Basin. RMG purchased these leases for cash and a commitment to drill two wells before December 31, 2000.

     On February 2, 2000, RMG and Quantum organized Powder River Gas, L.L.C. ("Powder River") to operate the exploration, development and production of jointly owned leases in the Powder River Basin. RMG and Quantum each own 50% of Powder River.

G.   DEBT:

     The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit bears interest at a variable rate (10.5% as of May 31, 2000). The weighted average interest rate for 2000 and 1999 was 9.8%. As of May 31, 2000, $650,000 was outstanding on this line of credit, one half of which is the Company's obligation. This line of credit is secured by a share of the net proceeds of fees from production of oil wells and certain assets of USECC.

     Additional obligations of the Company consist primarily of advances payable to USE, which are due upon demand. The obligation is due to U.S. Energy for funding a majority of the operations of USECC, of which 50% is the responsibility of the Company. All advances payable to USE are classified as current as of May 31, 2000 and 1999 as a result of USE's unilateral ability to modify the repayment terms.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

                                                               May 31,
                                                       -------------------------
                                                          2000           1999
                                                          ----           ----

     Advances payable - U.S. Energy and affiliates
         balance payable  in full on
         demand (see Note A)                           $8,377,700     $7,054,000
     Line of credit                                       325,000
     Notes payable to bank, financial companies
         and third parties interest at 7.9% to 11.4%;
         maturity from 2001 to 2005                       156,400         42,000
                                                        ---------     ----------
              Total                                     8,859,100      7,096,000
     Less - current portion                             8,767,200      7,079,300
                                                       ----------     ----------
                                                       $   91,900     $   16,700
                                                       ==========     ==========

     Principal requirements on long-term debt are $8,767,200; $20,900; $22,500; $21,600; $26,900 for the years 2001 through 2006, respectively.

H.   INCOME TAXES:

     The components of deferred taxes as of May 31, 2000 and 1999 are as follows:

                                                                 May 31,
                                                       -------------------------
                                                            2000         1999
                                                            ----         ----

     Deferred tax assets:
       Deferred compensation                           $    131,200  $   87,800
       Deferred gains                                       106,100     106,100
       Non-deductible reserves                              779,900     135,700
       Net operating loss carry-forwards                  3,831,900   2,835,000
       Tax credits                                           15,000      15,000
     Tax basis in excess of book                            842,700   1,138,300
                                                       ------------  ----------
     Total deferred tax assets                            5,706,800   4,317,900

     Deferred tax liabilities:
       Development and exploration costs                   (51,800)     (51,800)
                                                       -----------   ----------
     Total deferred tax liabilities                        (51,800)     (51,800)
                                                       -----------   ----------

     Net deferred tax assets - all non-current           5,655,000    4,266,100

     Valuation Allowance                                (5,655,000)  (4,266,100)
                                                       -----------   ----------

     Net deferred tax asset                            $      --     $     --
                                                       ===========   ==========

     At May 31, 2000, the Company had available, for federal income tax purposes, net operating loss carry-forwards of approximately $11,270,000 which expire in 2006 through 2020. The Company has established a

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company's ability to generate future taxable income to utilize the NOL carry-forwards.

     The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:


                                                       Year Ended May 31,
                                             -----------------------------------
                                                2000         1999         1998
                                                ----         ----         ----

Expected federal income tax benefit        $(1,795,100)  $(663,600)   $ 450,800
Losses from subsidiaries not consolidated
  for tax purposes, and other                  406,200     788,600     (555,200)
Valuation allowance                          1,388,900    (125,000)     104,400
                                           -----------   ---------    ---------
Income taxes                               $       --    $     --     $     --
                                           ===========   =========    =========

     There were no taxes payable as of May 31, 2000, 1999 or 1998.

     The Internal Revenue Service ("IRS") has audited the Company's and USECC's tax returns through the year ended May 31, 1996. The audit is completed as of the date of the accompanying financial statements and the Company has attended appeals hearings. A tentative settlement has been reached. The Company does not expect that the resolution of the audits will have a material effect on the Company's financial position or results of operations.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

I.   SEGMENTS AND MAJOR CUSTOMERS:

     The Company's primary business activity is construction and contract drilling work for third parties in the coalbed methane gas business. Other reportable industry segments include the sale of minerals and the acquisition, exploration, holding, development and sale of mineral bearing properties, although the Company has no producing mines, commercial operations, primarily real estate activities, an airport fixed base operation, and construction activities. The following is information related to these industry segments:

                                              Year Ended May 31, 2000
                             ---------------------------------------------------------------
                             Construction/                  Commercial
                              Drilling        Minerals      Operations          Consolidated
                              --------        --------      ----------          ------------
Revenues                      $1,735,800     $  66,000      $  340,900          $ 2,142,700
                              ==========     =========      ==========
Interest and other revenues                                                         494,600
                                                                                -----------
     Total revenues                                                             $ 2,637,300
                                                                                ===========

Operating loss                $ (308,100)    $(944,400)     $ (431,700)         $(1,684,200)
                              ==========     =========      ==========
Interest and other revenue                                                          494,600
General corporate and other expenses                                             (2,671,600)
Equity loss in affiliates                                                        (1,418,600)
                                                                                -----------
     Loss before income taxes                                                   $(5,279,800)
                                                                                ===========

Identifiable net assets
     at May 31, 2000          $1,261,600     $  25,000      $1,403,600            2,690,200
                              ==========     =========      ==========
Investments in affiliates                                                         1,535,300
Corporate assets                                                                  3,455,800
                                                                                -----------
     Total assets at May 31, 2000                                               $ 7,681,300
                                                                                ===========

Capital expenditures          $  775,900     $  10,800      $   65,800
                              ==========     =========      ==========
Depreciation, depletion and
     amortization             $   47,600     $     --       $   96,900
                              ==========     =========      ==========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

                                                        Year Ended May 31, 1999
                                             --------------------------------------------
                                                            Commercial
                                                Minerals    Operations      Consolidated
                                                --------    ----------      ------------
Revenues                                     $   119,100    $  607,400     $   726,500
                                                            ==========     ===========
Interest and other revenues                                                  3,690,100
                                                                           -----------
      Total revenues                                                       $ 4,416,600
                                                                           ===========

Operating loss                               $(1,002,400)   $ (321,800)    $(1,324,200)
                                             ===========    ==========
Interest and other revenue                                                   3,690,100
General corporate and other expenses                                        (2,657,800)
Equity loss in affiliates                                                   (1,659,800)
                                                                           -----------
      Loss before income taxes                                             $(1,951,700)
                                                                           ===========

Identifiable net assets at May 31, 1999      $    14,200    $2,511,800     $ 2,526,000
                                             ===========    ==========
Investments in affiliates                                                      225,300
Corporate assets                                                             5,663,700
                                                                           -----------
      Total assets at May 31, 1999                                         $ 8,415,000
                                                                           ===========

Capital expenditures                         $    51,300    $  219,900
                                             ===========    ==========
Depreciation, depletion and
      amortization                           $   230,600    $  212,500
                                             ===========    ==========

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

                                                       Year Ended May 31, 1998
                                             ------------------------------------------
                                                                           Commercial
                                             Minerals       Operations     Consolidated
                                             --------       ----------     ------------
Revenues                                     $ 534,800      $  880,900     $ 1,415,700
                                                            ==========     ===========
Interest and other revenues                                                  3,244,200
                                                                           -----------
      Total revenues                                                       $ 4,659,900
                                                                           ===========

Operating (loss) income                      $(297,600)     $   66,800     $  (230,800)
                                             =========      ==========
Interest and other revenue                                                   3,244,200
General corporate and other expenses                                        (1,431,700)
Equity loss in affiliates                                                     (372,200)
                                                                           -----------
      Loss before income taxes                                             $(1,209,500)
                                                                           ===========

Identifiable net assets at May 31, 1998      $  14,200      $2,648,600     $ 2,662,800
                                             =========      ==========
Investments in affiliates                                                    1,799,300
Corporate assets                                                             5,905,300
                                                                           -----------
      Total assets at May 31, 1998                                         $10,367,400
                                                                           ===========

Capital expenditures                         $ 587,500      $  119,700
                                             =========      ==========
Depreciation, depletion and
      amortization                           $ 118,700      $   95,900
                                             =========      ==========

     Commercial revenues in the statements of operations consist of mining equipment, office and other real property rentals, charter flights and fuel sales.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

J.   SHAREHOLDERS' EQUITY:

     The Boards of Directors of the Company from time to time, issued stock bonuses to certain directors, employees and third parties. These shares are forfeitable to the Company until earned. The Company is responsible for the compensation expense related to these issuances (see Note C). For the years ended May 31, 2000 and 1999, the Company did not recognize compensation expense resulting from these issuances. For the year ended May 31, 1998 the Company recognized compensation expense of $27,300. A schedule of forfeitable shares for Crested is set forth in the following table:

   Issue                       Number                Issue             Total
   Date                      of Shares               Price          Compensation
   ----                      ---------               -----          ------------

June 1990                             25,000         $1.06            $26,562
December 1990                          7,500           .50              3,750
January 1993                           6,500           .22              1,430
January 1994                           6,500           .28              1,828
January 1995                           6,500           .19              1,230
January 1996                           5,000           .3125            1,600
January 1997                           8,000           .9375            7,500
                                      ======                          =======
Balance at
  May 31, 2000 and 1999               65,000                          $43,900
                                      ======                          =======

     No shares were earned in fiscal 2000 or 1999.

K.   COMMITMENTS, CONTINGENCIES AND OTHER:

Legal Proceedings

     Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between U. S. Energy Corp. and Crested Corp. ("USECC"), and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated against USECC by CRIC in June 1991 before the American Arbitration Association ("AAA"). A three member panel of the AAA held hearings on the SMP issues and entered an Order and Award in April 1996 and clarifying it in July 1996. The Order and Award were confirmed by the U.S. District Court of Colorado in its Second Amended Judgment (the "Judgment") in June 1997. The Judgment ordered Nukem/CRIC to pay USECC a monetary award and ordered the uranium purchase contracts Nukem entered into with three CIS republics including the purchase rights, the uranium acquired pursuant to those rights and the profits therefrom, be impressed with a constructive trust in favor of SMP of which USECC owned one half. Nukem appealed the judgment to the 10th Circuit Court of Appeals ("10th CCA"). On October 22, 1998, the 10th CCA issued its Order and Judgment affirming the District Court's Judgment (without modification).

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

     On November 13, 1998, Nukem/CRIC filed a motion for entry of full satisfaction of the Judgment if Nukem/CRIC paid only the balance remaining due on the monetary portion of the Judgment. USECC responded opposing the motion and requested payment of the balance of the monetary award. On February 8, 1999, the District Court denied the motion of Nukem/CRIC for entry of final satisfaction of the Judgment and ordered Nukem/CRIC to forthwith pay USECC the balance of $5,971,600 plus interest of $105,700. Nukem/CRIC made that payment to USECC on February 9, 1999.

     On April 28, 1999, USECC filed a petition in the U.S. District Court to dissolve SMP and for an accounting. Nukem/CRIC responded that the District Court did not have jurisdiction and again filed a motion seeking entry of final satisfaction of the Judgment. On July 16, 1999, the District Court again denied the motion of Nukem/CRIC for entry of final satisfaction of Judgment and denied USECC's petition for dissolution because neither USECC nor Nukem/CRIC petitioned the Court for dissolution of SMP before the Court entered its Second Amended Judgment. On August 2, 1999, Nukem/CRIC filed a Notice of Appeal to the 10th CCA of the District Court's July 16, 1999 Order. Thereafter, USECC filed a request with the District Court for post judgment assistance to compel Nukem to account for its profits on the CIS contracts. This request was denied. USECC filed a motion to dismiss the appeal of Nukem/CRIC to the 10th CCA, which is also pending. On or about March 7, 2000, Nukem and CRIC filed their opening brief with the 10th CCA. U.S. Energy and Crested Corp. filed their answer brief on April 10, 2000 and Nukem and CRIC filed their reply brief and the appeal is pending.

     Townsite Litigation

     In fiscal 1998, a prior contract operator of the restaurant and lounge at Ticaboo, Utah, and two employees supervising the motel and convenience store (owned by Canyon Homesteads, Inc.) and their corporation Dejavue, Inc. sued USE, Crested and others in the Utah 3rd District State Court. One of the plaintiffs received a judgment against USE. USE appealed the judgment to the Utah Court of Appeals and the appeal was denied. USE petitioned for a writ of certiorari and the Utah Supreme Court denied the petition. On April 26, 2000, USE paid $294,787 being the full amount of the judgment with interest. USE is seeking reimbursement of the payment from USE's insurance company.

     Bond Gold Bullfrog Inc. Litigation

     USE and Crested are defendants and counter- or cross-claimants in certain litigation in the district Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra-lateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground gold mine. USE and Crested (USECC) asserted certain interests in the claims under an April 1991 assignment and lease from Parador, which is subject to the lease to BGBI's predecessor. After a trial, the Court found against certain of the parties including Parador and USECC on their claims for extra lateral rights and BGBI on its claims. Parador, USECC and BGBI all appealed the decision to the Nevada Supreme Court. The appeal is pending.

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

     Department of Energy Litigation

     On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, Yellow Stone Fuels Corp.) and the Uranium Producers of America (a trade organization) filed a complaint against the United States Department of Energy (the "DOE) in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming. The complaint seeks declaratory judgment and injunctive relief. The DOE filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the USEC Inc. privatization and that USEC Inc. must be joined as an indispensable party. The State of Wyoming moved to join in the litigation on behalf of the plaintiffs. A hearing was held on the motions on January 8, 1999 before the U.S. District Court in Cheyenne, Wyoming. The Court took the motions under advisement and had not entered a decision to date.

     Contour Development Litigation

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado (Case No. 98 WM 1630) against Contour Development Company,
L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (collectively "Contour") seeking compensatory and consequential damages from the defendants for dealings in certain real estate.

     Specifically, USE alleges that Contour has breached contracts for the sale of USE's and Crested's Gunnison properties, and is in default on the promissory notes delivered to pay for the Gunnison properties. USE also alleges a pattern of fraud, interference with contractual relation, breach of fiduciary duty, conversion of USE's security for payment of the promissory notes unjust enrichment in Contour's dealings with USE and Crested regarding such real estate. Contour answered denying all allegations of wrongdoing, asserting certain counterclaims, which USE has denied, and claiming that USE's and Crested's refusal to consent to a requested transfer of one of the properties excused Contour from paying the balances due on the promissory notes. Three of the defendants also filed motions to dismiss seeking relief from USE's notice of lis pendens. That motion was not granted pending further discovery. Settlement discussions have not been fruitful and USE is expected to resume the litigation against all defendants other than Val Olsen who petitioned for protection under Chapter 7 of the Bankruptcy Code and Gunnison Center Properties, L.L.C. which petitioned for protection under Chapter 11 of the Bankruptcy Code and several of Gunnison Center properties have been sold. The remaining defendants own other property which USE believes has sufficient value to satisfy any judgment that USE may obtain.

     SGMC Litigation

     On September 28, 1998 a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenges the actions of Amador County and its Board of Supervisors in certifying the Final Subsequent Environmental Impact Report (FSEIR) and approving the amended Conditional Use Permit (CUP).

     A hearing was held on June 7, 1999, and on August 30, 1999, the Honorable Susan C. Harlan, Judge of the Superior Court in Amador County, issued a detailed written Memorandum of Opinion, denying every cause of action

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

of Appellants'/Petitioners' Petition for Writ of Mandate, and upholding the County's certification of the FSEIR and approval of the amended CUP. In September 1999, the Concerned Citizens appealed Amador County Superior Court's decision to the Court of Appeals of the State of California Third Appellate District. On appeal, Appellants presented a more targeted approach, alleging only two violations of the Planning and Zoning Law and two violations of California Environmental Quality Act (CEQA). Sutter Gold and the County filed their respective Respondent Briefs in March 2000. The appeal before the Court of Appeals is pending.

     Dennis Selley et al vs U.S. Energy Corp., Crested Corp. et al. On May 14, 1999, Dennis Selley personally and as personal representative of the Estate of Hannah Selley and his wife Mary B. Selley, filed a Civil Action No. 30869 in the Ninth Judicial District Court of Fremont County, Wyoming against U.S. Energy Corp. and Crested Corp., Plateau Resources Limited and USECC the joint venture, alleging that the defendants were negligent as a landlord in renting a double wide trailer (converted to a bunkhouse) near Ticaboo, Utah to plaintiffs' daughter Hannah Selley and seek various unspecified damages. Discovery is underway and the defendants have filed motions to stay the trial scheduled for September 25, 2000 because of the declaratory judgment action filed in Utah which may be dispositive of all issues. The motions are pending.

     Declaratory Judgment Action. The Workers Compensation Fund of Utah (The "Fund") filed a complaint for declaratory relief on July 26, 1999 against U.S. Energy Corp., Crested Corp., Plateau Resources Limited, Lexington Insurance Company, Dennis Selley, as personal representative for the estate of Hannah Selley and others in Civil Action No. 99090 7500 before the Utah Third Judicial Court of Salt Lake County, Utah. The suit is to determine if Hannah Selley died in the course of her employment and the Fund's and Lexington Insurance Company's obligation to defend and indemnify U.S. Energy Corp. and its affiliates in the above Hannah Selley case. Lexington Insurance Company, USE, Crested, Plateau and USECC filed a joint motion for summary judgment in the case on July 21, 2000 alleging among other allegations that Hannah Selley was in the course and scope of her employment at the time of her death. The Selleys filed their opposition to the motion on or about July 31, 2000. The motion is pending.

     Kennecott Uranium Litigation

     On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested Corp. and USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 22406. Kennecott is seeking to dissolve the GMMV joint venture with USECC and judicial approval of a plan to sell the GMMV or liquidate its assets plus attorney fees and costs. Defendants filed a motion to change venue to the District Court in Fremont County, Wyoming and the Sixth Judicial District court granted the motion. The case was then transferred to the Ninth Judicial District Court of Fremont County, Wyoming in Civil Action No. 31322.

     On March 13, 2000, defendants U.S. Energy, Crested Corp. and USECC filed an answer denying the various allegations of Kennecott and counterclaims against plaintiff Kennecott and its parent Rio Tinto plc. Defendants also filed a separate third party complaint against Rio Tinto plc. Kennecott filed a motion to dismiss the complaint and Rio Tinto filed a motion for judgment on the pleadings. A hearing date on the respective motions was set for May 30, 2000 but was continued for a time in September or October, 2000 to be set by the Court, as the parties are attempting to negotiate a settlement. On July 14, 2000, Kennecott and USECC entered into a partial settlement

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

wherein Kennecott paid USECC $250,000 to settle claims peripheral to the case concerning accounts receivables and other minor claims for work done and equipment used and mobilized by USECC for the GMMV. The parties have settled all issues subsequent to yearend as discussed in Note L.

Reclamation and Environmental Liabilities

     Most of the Company's mine development, exploration and operating activities are subject to federal and state regulations that require the Company to protect the environment. The Company conducts its mining operations in accordance with these regulations. Consequently, the Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's reclamation, environmental and decommissioning liabilities, and the Company believes its recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company would be adversely affected. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded. The Company has not disposed of any properties for which it has a commitment or is liable for any known environmental liabilities.

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

     As of May 31, 2000 and 1999, the Company has recorded estimated reclamation obligations, of $725,900 which is included in Reclamation and Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

     The Company currently owns an interest in four mineral properties or investments that account for most of its environmental obligations, SMP, GMMV, Plateau and SGMC. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

                           CRESTED CORP. AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (continued)

SHEEP MOUNTAIN URANIUM PROPERTIES

     The Company and USE are responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, USE and the regulatory authorities during fiscal 2000 and the balance in the reclamation liability account at May 31, 2000, $725,900, is believed by management to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company and USE self bonded this obligation by mortgaging certain of their real estate assets and by posting cash bonds.

GMMV

     During fiscal 1991, the Company and USE acquired developed mineral properties on Green Mountain known as the Big Eagle Property. In connection with that acquisition, the Company and USE agreed to assume reclamation and other environmental liabilities associated with the property. Reclamation obligations imposed by regulatory authorities were established at $7,300,000 at the time of acquisition. Immediately after the acquisition, the Company and USE transferred a one-half interest to Kennecott, with Kennecott, the Company and USE contributing the Big Eagle properties to GMMV, which assumed the reclamation and other environmental liabilities. Kennecott provides bonding for the reclamation obligations for the benefit of GMMV.

     As a result of the settlement agreement with Kennecott discussed in Note L,
the  Company  has  no  continuing   reclamation  or  environmental   obligations
associated with the GMMV properties.

Sutter Gold Mining Company

     SGMC is currently owned 4% by the Company, 62% by USE and 34% by private investors. SGMC owns gold mineral properties in California. Currently, these properties are on standby and have never been in production. Currently, reclamation obligations are covered by a $27,000 reclamation bond which SGMC has recorded as a reclamation liability as of May 31, 2000.

Plateau Resources, Limited

     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational. As of May 31, 2000, Plateau held a cash deposit for reclamation in the amount of $7,952,600 which management believes will satisfy the obligation of reclamation.

Executive Compensation

     The Company and USE are committed to pay the estates of certain of their officers one years' salary and an amount to be determined by the Boards of Directors, for a period of up to five years thereafter. This commitment applies only in the event of the death or total disability of those officers who are full-time employees of the Company and USE at the time of total disability or death.

L.   SUBSEQUENT EVENT

     On September 11, 2000, the Company and USE entered into a settlement agreement with Kennecott related to the pending legal dispute discussed in Note
K. In connection with this settlement agreement, the Company and USE have transferred their ownership interests in GMMV to Kennecott, including the ownership interest in the Sweetwater Mill, the Jackpot Mine, the Big Eagle Mine and shop, and all patented and unpatented mining claims. The Company and USE will receive various machinery and equipment held by GMMV at the Jackpot Mine and $3.25 million of cash payments from Kennecott. In addition, Kennecott has assumed all the liabilities of the GMMV, including all reclamation and bonding requirements, except the reclamation liability associated with the Green Mountain Ion Exchange.

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     Not applicable.

                                    PART III

     In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 2000 the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10.  Directors And Executive Officers of The Registrant.

     The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders. The information regarding the remaining executive officer is contained in Part I of this report.

ITEM 11.  Executive Compensation.

     The information required by Item 11 is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners And Management.

     The information required by Item 12 is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13.  Certain Relationships And Related Transactions.

     The information required by Item 13 is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. Exhibits, Financial Statements, Financial Statement Schedules, Reports and Form 8-K.

(a) The following financial statements are filed as a part of this Report as Item 8:

                                                                      Page No.
(1)  Financial Statements

     Registrant and Affiliate

     Report of Independent Public Accountants.................................39

     Consolidated Balance Sheets - May 31, 2000 and 1999...................40-41

     Consolidated Statements of Operations
     for the Years Ended May 31, 2000, 1999 and 1998 .........................42

     Consolidated Statements of Shareholders'
     Equity for the Years Ended May 31, 2000, 1999 and 1998...................43

     Consolidated Statements of Cash Flows
     for the Years Ended May 31, 2000, 1999 and 1998.......................44-45

     Notes to Consolidated Financial
     Statements............................................................46-68

(2)  N/A

(3)  Exhibits Required to be Filed.

Exhibit                                                          Sequential
  No.                        Title of Exhibit                      Page No.
-------                      ----------------                    ---------

 3.1      Restated Articles of Incorporation.................................[1]

 3.2      [intentionally left blank]

 3.3      [intentionally left blank]

 3.4      By-Laws............................................................[2]

 4.1      USE 1998 Incentive Stock Option Plan
            and Form of Stock Option Agreement............................. [11]

 4.2      Form of Stock Option Agreement and
            Schedule, Options issued 1992 ...................................[9]

    4.3        Form of Stock Option Agreement and
               Schedule, Options issued 1/96.................................[9]

    4.4        USE Restricted Stock Bonus Plan
               as Amended through 2/94.......................................[9]

    4.5        Amendment to Warrant to Purchase 200,000 Common Shares of USE[10]

    4.6        Amendment to USE 1989 Incentive Stock Option Plan (12/13/96).[10]

    4.7        USE 1996 Stock Award Program (Plan)..........................[10]

    4.8        USE Restated 1996 Stock Award Plan and Amendment to
               USE 1990 Restricted Stock Bonus Plan.........................[10]

    10.1       Promissory Note from Crested to USE (5/31/97)................[10]

    10.2       Management Agreement - USE - CC...............................[3]

    10.3       Joint Venture Agreement - Registrant and USE..................[2]

    10.4       U.S. Energy Corp. Employee Stock Ownership Plan...............[2]

    10.5       Assignment and Lease - Parador................................[3]

    10.6       Employment Agreement - Daniel P. Svilar.......................[2]

    10.7       Executive Officer Death Benefit Plan..........................[2]

    10.8       [intentionally left blank]

    10.9       Big Eagle Acquisition Agreement with PMC..................... [4]

    10.10      Ft. Peck Agreement - Drilling and Production Services.........[3]

    10.11-10.16   [intentionally left blank]

    10.17      Sweetwater Mill Acquisition Agreement.........................[3]

    10.18      Self Bond Agreement - Crooks Gap Properties...................[1]

    10.19      [intentionally left blank]

    10.20      [intentionally left blank]

    10.21      Master Agreement - Mt. Emmons/AMAX Inc........................[5]

    10.22      [intentionally left blank]

    10.23      Crooks Gap Property Acquisition Agreement.....................[6]

    10.24      [intentionally left blank]

    10.25      [intentionally left blank]

    10.26      Memorandum of Partnership Agreement - GMMV....................[2]

    10.27      Mineral Properties Agreement - Congo Area - PMC...............[2]

    10.28      [intentionally left blank]

    10.29      Memorandum of Partnership Agreement - SMP.....................[1]

    10.30      Plateau Acquisition -
                 Stock Purchase Agreement and Related Exhibits[7]............[7]

    10.31-10.40   [intentionally left blank]

    10.41      Option and Sales Agreements - Gunnison Property Parcel A......[8]

    10.42      Option and Sales Agreements - Gunnison Property Parcel B......[8]

    10.43      Contract for Sale of Wind River Estates
               to Arrowstar..................................................[9]

    10.44      Contract for sale of Jeffrey City Six-Plex
               to Tag Development, Inc.......................................[9]

    10.45      Development Agreement with First-N-Last.......................[9]

    10.46      Operating Agreement with First-N-Last.........................[9]

    10.47      [intentionally left blank]

    10.48      [intentionally left blank]

    10.49      Acquisition Agreement between Kennecott Uranium Company,
               USE and USECC regarding GMMV (6/23/97).......................[10]

    10.50      Exhibit A to Acquisition Agreement (see 10.49)
               Promissory Note from Kennecott Uranium Company to
               Kennecott Energy Company regarding GMMV .....................[10]

    10.51      Exhibit B to Acquisition Agreement (see 10.49)
               Mortgage, Security Agreement, Financing Statement and
               Assignment of Proceeds, Rents and Leases.....................[10]

    10.52 Exhibit G to Acquisition Agreement (see 10.49) - Contract Services Agreement for the Sweetwater Uranium Mill Facility..[10]

    10.53      Exhibit H to Acquisition Agreement (see 10.49) - Mineral Lease
               Agreement ...................................................[10]

    10.54      Exhibit I to Acquisition Agreement (see 10.49) - Fourth
               Amendment of Mining Venture Agreement among
               Kennecott Uranium Company, USE and USECC.....................[10]

    10.55      Master Resolution Agreement regarding Gunnison Properties....[10]

    10.56      Membership Pledge Agreement regarding Gunnison Properties....[10]

    10.57      Management Agreement between SGMC and USECC..................[10]

    10.58      Outsourcing  and Lease Agreement between YSFC and USECC......[10]

    10.59      Convertible Promissory Note from YSFC to USECC...............[10]

    10.60      Agreement for Purchase and Sale of Assets
               (Rocky Mountain Gas, Inc. and Quantum Energy LLC ..............*

    21         Subsidiaries of Registrant...................................[10]

               * Filed with this Report.
By Reference

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

    [11] Incorporated by reference from the like- numbered exhibits of the Registrant's Form 10-K for the year ended May 31, 1998.

(b)            Reports filed on Form 8-K.

               During the fourth quarter of the fiscal year ended on May 31, 2000, the Registrant filed no reports on Form 8-K.

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

                                                 CRESTED CORP.
                                                 (Registrant)


Date:    September 12, 2000                 By:  /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN,
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    September 12, 2000                 By:  /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN, Director


Date:    September 12, 2000                 By:  /s/ Max T. Evans
                                                 -------------------------------
                                                 MAX T. EVANS, Director


Date:    September 12, 2000                 By:  /s/ Daniel P. Svilar
                                                 -------------------------------
                                                 DANIEL P. SVILAR, Director


Date:    September 12, 2000                 By:  /s/ Michael D. Zwickl
                                                 -------------------------------
                                                 MICHAEL D. ZWICKL, Director


Date:    September 12, 2000                 By:  /s/ Kathleen R. Martin
                                                 -------------------------------
                                                 KATHLEEN R. MARTIN, Director


Date:    September 12, 2000                 By:  /s/ Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer