Form 10-Q
period 2000-08-31
CRESTED CORP
filed 2000-10-16
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from            to
                                        ----------    ----------

Commission file number   0-8773
                       ----------

                                  CRESTED CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                  Colorado                                      84-0608126
-------------------------------------------------       ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         877 North 8th West, Riverton, WY                         82501
-------------------------------------------------       ------------------------
(Address of principal executive offices)                       (Zip Code)

Company's telephone Number, including area code:              (307) 856-9271
                                                        ------------------------


                                      NONE
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                      ------    --------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at October 12, 2000
--------------------------------------------     -------------------------------
        Common stock, $.001 par value                    10,381,664 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                       Page No.
PART I.         FINANCIAL INFORMATION

ITEM 1.         Financial Statements.

                Condensed Balance Sheets
                    August 31, 2000 and May 31, 2000.........................3-4

                Condensed Statements of Operations
                    Three Months Ended August 31, 2000 and 1999................5

                Condensed Statements of Cash Flows
                    Three Months Ended August 31, 2000 and 1999................6

                Notes to Condensed Financial Statements........................7

ITEM 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............8-10

PART II.     OTHER INFORMATION

ITEM 1.         Legal Proceedings.............................................11

ITEM 6.         Exhibits and Reports on Form 8-K..............................12

                Signatures....................................................12



                          PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

                                  CRESTED CORP.

                            Condensed Balance Sheets

                                     ASSETS

                                             August 31,               May 31,
                                               2000                    2000
                                          ---------------       ----------------
                                             (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                     $2,600                 $3,000


INVESTMENTS IN AFFILIATES                       6,252,400             6,342,200

PROPERTIES AND EQUIPMENT                        1,354,400             1,354,400
    Less accumulated depreciation,
    depletion and amortization                 (1,205,900)           (1,205,900)
                                              ------------           -----------
                                                  148,500               148,500

OTHER ASSETS                                        2,000                 2,100
                                              ------------           -----------
                                               $6,405,500            $6,495,800
                                              ============           ===========


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                            Condensed Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                              August 31,              May 31,
                                                2000                   2000
                                          ----------------       ---------------
                                             (Unaudited)

CURRENT LIABILITIES:
      Deferred GMMV purchase option               $2,000,000         $2,000,000
      Current portion of long-term debt to
         Affiliate                                 8,543,800          8,230,200
                                              --------------      --------------
TOTAL CURRENT LIABILITIES                         10,543,800         10,230,200

COMMITMENT TO FUND EQUITY INVESTEES                  215,600            215,600

RECLAMATION LIABILITY                                748,400            748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
      65,000 shares issued, forfeitable until earned  43,900             43,900

SHAREHOLDERS' equity
      Preferred stock, $.001 par value;
         100,000 shares authorized;
         none issued or outstanding                     --                  --
      Common stock, $.001 par value;
         20,000,000 shares authorized;
         issued 10,316,664                            10,400             10,400
      Additional paid-in capital                   8,747,200          8,747,200
      Accumulated deficit                        (13,903,800)       (13,499,900)
                                              --------------      --------------
TOTAL SHAREHOLDERS' DEFICIT                       (5,146,200)        (4,742,300)
                                              --------------      --------------
                                                  $6,405,500          $6,495,800
                                              ==============      ==============


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                       Condensed Statements of Operations

                                                      Three Months Ended
                                                           August 31,
                                            ------------------------------------
                                                  2000                   1999
                                                  ----                   ----
                                              (Unaudited)            (Unaudited)
REVENUES:
    Mineral revenue                              $16,700                $17,100
    Interest                                        --                      600
    Other                                           --                    5,000
                                             ------------           ------------
                                                  16,700                 22,700

COSTS AND EXPENSES:
    General and administrative                    79,700                 43,600
                                             ------------           ------------

                                                  79,900                 43,600
                                             ------------           ------------

INCOME (LOSS) BEFORE
EQUITY LOSS AND
    TAX PROVISION                                (63,000)               (20,900)

EQUITY IN LOSS OF AFFILIATES                    (340,900)              (470,500)
                                             ------------           ------------

(LOSS) GAIN BEFORE
    PROVISION FOR INCOME TAXES                  (403,900)              (491,400)

PROVISION FOR
    INCOME TAXES                                    --                     --
                                            -------------          -------------

NET (LOSS) GAIN                                 $(403,900)            $(491,400)
                                             ============           ============

NET (LOSS) GAIN PER SHARE,
    BASIC AND DILUTED                              $(0.04)               $(0.05)
                                             ============           ============

BASIC WEIGHTED AVERAGE
    SHARES OUTSTANDING                         10,316,664            10,349,664
                                             ============           ===========

DILUTED WEIGHTED AVERAGE
    SHARES OUTSTANDING                         10,381,664             10,349,664
                                             ============           ============






            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                       Condensed Statements of Cash Flows

                                                          Three Months Ended
                                                               August 31,
                                                     ---------------------------
                                                            2000         1999
                                                            ----         ----
                                                        (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                     $(403,900)    $(491,400)
  Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
         Equity in loss of affiliates                     340,900        470,500
         Non cash compensation                             73,900         41,100
         Decrease in other assets                             100            -
                                                       -----------     ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        11,000         20,200
                                                       -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions  from affiliate                             5,600          1,000
                                                       -----------     ---------
NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES        5,600          1,000
                                                       -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on debt to affiliate                       (17,000)         1,500
                                                       ------------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (17,000)         1,500
                                                       ------------    ---------

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENT                                   (400)        22,700

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       3,000         45,000
                                                       ------------    ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $2,600        $67,700
                                                       ============    =========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                            $  --         $   --
                                                       ============    =========

  Noncash investing and financing activities:

  Net noncash distribution from affiliate                 $84,200       $168,200
                                                       ============    =========

  Net noncash borrowings from affiliate                  $330,600       $211,300
                                                       ============    =========





            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                     Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of August 31, 2000, the Condensed Statements of Operations and Cash Flows for the three months ended August 31, 2000 and 1999, have been prepared by the Company without audit. The Condensed Balance Sheet at May 31, 2000, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of August 31, 2000, the results of operations and cash flows for the three months ended August 31, 2000 and August 31, 1999.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10-K. The results of operations for the periods ended August 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

     3) Debt at August 31, 2000 and May 31, 2000, consists of the balance on a note payable to USE of $8,543,800 and $8,230,200, respectively.

     4) The reclamation liability of $748,400 represents the Company's share of the liability at the Sheep Mountain Mines in the Crooks Gap Mining District. This reclamation work may be performed over several years and will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is anticipated that neither of these events will occur for sometime into the future.

     5) Certain reclassifications have been made in the May 31, 2000 financial statements to conform to the classifications used in August 31, 2000.

     6) The Company adopted EITF 00-01, "Balance Sheet and Income Statement Display Under the Equity Method for Investments in Certain Partnerships and Other Unincorporated Joint Ventures," effective June 1, 2000. This standard requires the Company to account for its investment in USECC using the equity method of accounting. The Company previously consolidated its proportional ownership in the joint venture (50%) for financial reporting purposes. The adoption of this standard did not impact the net income (loss) of the Company, but did have a material effect on the financial position and the presentation of the Company's financial statements.

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended August 31, 2000 be read in conjunction with the Company's Form 10K for the year ended May 31, 2000.

Overview of Business

     The Company is engaged in the mineral development and extraction business. The Company has interests in a uranium mine and mill in Southern Utah, uranium mines in Central Wyoming, a gold property in California, coalbed methane properties in Wyoming and Montana in the Powder River Basin and various real estate operations including a motel operation near Lake Powell, Utah. All these business are operated in conjunction with the Company's parent, U.S. Energy Corp. ("USE") through a joint venture between the two companies, the USECB Joint Venture ("USECB").

     The Company adopted EITF 00-01, "Balance Sheet and Income Statement Display Under the Equity Method for Investments in Certain Partnerships and Other Unincorporated Joint Ventures," effective June 1, 2000. This standard requires the Company to account for its investment in USECC using the equity method of accounting. The Company previously consolidated its proportional ownership in the joint venture (50%) for financial reporting purposes. The adoption of this standard did not impact the net income (loss) of the Company, but did have a material effect on the financial position and the presentation of the Company's financial statements.

Liquidity and Capital Resources

     The Company's working capital deficit at May 31, 2000 of $10,227,200 increased to a working capital deficit of $10,541,200 at August 31, 2000. This increase of $314,000 in the working capital deficit was caused by increased debt to USE of $313,600. USE continues to fund a significant portion of the Company's obligations on the various ventures in which they operate jointly.

     During the three months ended August 31, 2000, operations and investing activities generated $11,000 and $5,600, respectively while financing activities consumed $17,000 for a net decrease in cash of $400.

Capital Resources

     The Company and USE entered into a settlement agreement with Kennecott Energy ("Kennecott") on September 11, 2000. This settlement agreement was entered into to resolve all issues in a legal dispute among the companies who were partners in the Green Mountain Mining Venture ("GMMV"). As a result of the settlement, the Company and USE received $1,375,000 five days after the closing and will receive $1,625,000 in January 2001. Kennecott assumed the reclamation liabilities on the Sweet water uranium mill and mining properties of the GMMV. The Company and USE are responsible for the reclamation clean up of the GMIX plant which had been used in the recovery of uranium by other companies.

     The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At August 31, 2000, the line of credit had been drawn down by $850,000. The line of credit is being used for short term working capital needs associated with operations. The Company and USE also have a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over a period of 10 years.

     The Company, through USECB also has receivables being collected from contract construction and drilling operations. Projected equity or industry partner financing of coalbed methane affiliate Rocky Mountain Gas, Inc. ("RMG"); sale of mine, construction and drilling equipment; sale of partial ownership interest in mineral properties, proceeds under the line of credit; receipt of cash from Kennecott in the GMMV settlement; potential settlement discussions with Phelps Dodge regarding a dispute on a molybdenum property, and final determination of the SMP arbitration/litigation will also potentially provide cash. The Company also will continue to receive revenues from its commercial operations in southern Utah and from the rental and fixed base airport operations in Wyoming.

     The Company believes that these cash resources will be sufficient to sustain operations during fiscal 2001. The capital resources at August 31, 2000, will not be sufficient, however, to provide funding for the Company's maintenance and development of its coalbed methane gas business. RMG is seeking additional equity financing or an industry partner arrangement to develop its coalbed methane leases.

Capital Requirements

     The Company and USE jointly fund the holding costs of the Sheep Mountain uranium mines; the Plateau uranium mine and mill, real estate commercial operations and the development of the coalbed methane gas properties.

     In September 2000, the Company and USE determined that the contract drilling and construction work that they had been doing in the Powder River Basin of Wyoming and Montana in the coalbed methane business for others were not profitable and the payment for services performed was too slow. As a result of this decision, all operations on a contract basis were stopped. The Company and USE are currently in the process of evaluating which equipment will be needed to develop the RMG properties. Any surplus equipment is being sold or will be auctioned. This decision to curtail operations has dramatically reduced personnel and operational expenses.

     The Company and USE through RMG, have requirements for their cash to make delay rental payments on RMG's portion of coalbed methane leases. During the balance of fiscal 2001, the Company, USE and RMG will be required to fund $285,300 in delay rentals. In addition, RMG is committed to pay Quantum Energy, L.L.C. ("Quantum") one final payment of $1,300,000 on or before December 31, 2000. If RMG does not make this final payment, it must assign 12% of its undivided 50% working interest in the properties to Quantum. Quantum at its sole opinion, may elect to have RMG drill and complete additional wells for the equivalent cost of $1,300,000. If Quantum exercises this option, RMG would own a 50% working interest (40%NRI) in the wells drilled with those funds, but only after Quantum has received $1,300,000 in net revenues from those wells.

     The Company owes USE $8,543,800 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to repay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date, USE has not called the debt.

     The Company has attended appeals hearings with the IRS in Denver Colorado to discuss resolving issues raised in audits for fiscal 1995 and 1996. A final settlement agreement has not yet been approved but it is believed that the settlement will not have a material affect on the Company.

     It is anticipated that none of the Company's working capital will be used in fiscal 2001 for the reclamation of any of its mineral property interests. The future reclamation costs on the Sheep Mountain properties and the GMIX plant are covered by a reclamation bond which is secured by a pledge of certain of the Company and USE's real estate assets and a cash bond on the GMIX plant. The reclamation bond amount is reviewed annually by State regulatory agencies.

Results of Operations

     Revenues for the quarter ended August 31, 2000, decreased $6,000 from revenues for the same period of the previous year to $16,700. This decrease was primarily as a result of a settlement of a easement dispute during the first three months of the previous year.

     Costs and expenses increased by $36,100 during the three months ended August 31, 2000 over the same period of the prior year. This increase was as a result of work done in the coalbed methane business. The increased activity increased the Company's obligations to retirement benefits.

     Due to the adoption of EITF 00-01, "Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Unincorporated Joint Ventures," the Company recorded an equity loss from USECC in the amounts of $340,900 and $470,500 for the three months ended August 31, 2000 and August 31, 1999, respectively.

     Operations for the three months ended August 31, 2000, resulted in a loss of $403,900 as compared to a loss of $491,400 for the same three months in the previous year.

     As a result of the settlement agreement with Kennecott, the Company will recognize its portion of the cash payments from Kennecott in the second and third quarters of fiscal 2001. In addition, the Company will be allowed to record the Deferred GMMV Option of $2,000,000 as income in the second quarter of fiscal 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Dennis Selley et al vs U.S. Energy Corp., Crested Corp. et al. On May 14, 1999, Dennis Selley personally and as personal representative of the Estate of Hannah Selley and his wife Mary B. Selley, filed a civil action No. 30869 in the Ninth Judicial District Court of Fremont County, Wyoming against U.S. Energy Corp. and Crested Corp., Plateau Resources Limited and USECC the joint venture, alleging that the defendants were negligent as a landlord in renting a double wide trailer (converted to a bunkhouse) near Ticaboo, Utah to plaintiffs' daughter Hannah Selley and sought various unspecified damages. Hannah Selley was employed by U.S. Energy Corp. ("USE") at the Ticaboo Lodge in June 1998. Because no housing was available for employees, she and five other USE employees rented rooms in the bunkhouse provided by USE. At about 4:00 a.m. in the morning of June 6, 1998, a fire started in the bunkhouse. All occupants were awakened and left the living quarters during the fire except Ms. Selley who perished in the fire.

     On September 19, 2000, after a mediation hearing, the insurers of U.S. Energy Corp., Crested Corp. et al. agreed to settle the litigation with the plaintiffs, the Selleys.

     Declaratory Judgment Action. The Workers Compensation Fund of Utah had filed a complaint for declaratory relief on or about July 26, 1999 against U.S. Energy Corp., Crested Corp., Plateau Resources Limited, Dennis and Mary Selley and others in civil action No. 99090 7500 before the Utah Third Judicial Court of Salt Lake County, Utah. Insurers of U.S. Energy, Crested Corp. et al agreed to settle the above Selley case on September 19, 2000 and agreed to dismiss this Declaratory Judgment Action.

GMMV LITIGATION

     On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested Corp. and USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 22406. Kennecott was seeking to dissolve the GMMV joint venture with USECC and judicial approval of a plan to sell the GMMV or liquidate its assets plus attorney fees and costs. Defendants filed a motion to change venue to the District Court in Fremont County, Wyoming and the Sixth Judicial District Court granted the motion. The case was then transferred to the Ninth Judicial District Court of Fremont County, Wyoming in Civil Action No. 31322. USECC file answers, counterclaims and a cross complaint against Kennecott and Kennecott's parent, Rio Tinto plc.

     The parties entered into settlement negotiations and on September 11, 2000, the parties executed a settlement agreement and related documentation and releases (the "Settlement"). Under the Settlement, USECC sold all of its interests in the GMMV and the GMMV properties, including those within a described Area of Interest to an affiliate of Kennecott. The purchase consideration was $3,250,000 in cash and a 4% net profits royalty interest in certain of the mining claims at the Big Eagle and Jackpot Mines. USECC retained certain mining equipment and supplies, and has the right to receive certain mining claims that may be abandoned by Kennecott. Kennecott assumes the reclamation obligations (to the extent required by applicable regulatory authority) on the GMMV properties and USECC retains liabilities relating to its activities only as a contractor to the GMMV. The Settlement provides that Kennecott is under no obligation to develop any of the properties or the underlying claims and may instead choose to sell the properties and claims or to abandon the claims as they are no longer required. USECC, Kennecott and Rio Tinto plc dismissed the case with prejudice on September 12, 2000.

ITEM 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended August 31, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                   CRESTED CORP.
                                                     (Company)



Date:  October 15, 2000                   By:     /s/ Max T. Evans
                                                  ------------------------------
                                                  MAX T. EVANS,
                                                  President



Date:  October 15, 2000                   By:     /s/ Robert Scott Lorimer
                                                  ------------------------------
                                                  ROBERT SCOTT LORIMER,
                                                  Principal Financial Officer
                                                  and Chief Accounting Officer