Form 10-Q
period 2000-11-30
CRESTED CORP
filed 2001-01-16
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 2000 or
[ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________

Commission file number   0-8773
                       ----------

                                  CRESTED CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Colorado                                                          84-0608126
-----------------------------------------------------        -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                                    82501
-----------------------------------------------------        -------------------
(Address of principal executive offices)                         (Zip Code)

Company's telephone Number, including area code:                (307) 856-9271
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

                                 YES   X     NO
                                    -------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at January 12, 2001
--------------------------------------------    --------------------------------
        Common stock, $.001 par value                   10,381,664 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

        Condensed Consolidated Balance Sheets
         November 30, 2000 and May 31, 2000..................................3-4

        Condensed Consolidated Statements of Operations
         Three and Six Months Ended November 30, 2000 and 1999.................5

        Condensed Consolidated Statements of Cash Flows
         Six Months Ended November 30, 2000 and 1999...........................6

        Notes to Condensed Consolidated Financial Statements...................7

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................8-10

PART II.OTHER INFORMATION

ITEM 4. Submission of Matter to a vote of Security Holders....................11

ITEM 6. Exhibits and Reports on Form 8-K......................................11

        Signatures............................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                                  CRESTED CORP.

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                               November 30,          May 31,
                                                   2000               2000
                                             ---------------     ---------------
                                                (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                $       19,000     $         3,000
    Litigation settlement receivable, net           812,500                  --
                                              --------------      --------------
TOTAL CURRENT ASSETS                                831,500               3,000

INVESTMENTS IN AFFILIATES                         6,569,300           6,342,200

PROPERTIES AND EQUIPMENT                          1,354,400           1,354,400
Less accumulated depreciation,
    depletion and amortization                   (1,205,900)         (1,205,900)
                                               -------------      --------------
                                                    148,500             148,500

OTHER ASSETS                                          2,100               2,100
                                               -------------      --------------
                                             $    7,551,400      $    6,495,800
                                               =============      ==============



            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                      Condensed Consolidated Balance Sheets



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                 November 30,         May 31,
                                                    2000               2000
                                              ---------------    ---------------
                                                 (Unaudited)
CURRENT LIABILITIES:
      Deferred GMMV purchase option           $           --     $    2,000,000
      Current debt to affiliate                    8,565,300          8,230,200
                                              ---------------    ---------------
TOTAL CURRENT LIABILITIES                          8,565,300         10,230,200

COMMITMENT TO FUND EQUITY INVESTEES                  215,600            215,600

RECLAMATION LIABILITY                                748,400            748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
      65,000 shares issued, forfeitable until earned  43,900             43,900

SHAREHOLDERS' DEFICIT:
      Preferred stock, $.001 par value;
         100,000 shares authorized
         none issued or outstanding                       --                 --
      Common stock, $.001 par value;
         20,000,000 shares authorized
         10,316,664 shares issued and outstanding     10,400             10,400
      Additional paid-in capital                   8,747,200          8,747,200
      Accumulated deficit                        (10,779,400)       (13,499,900)
                                              ----------------   ---------------
TOTAL SHAREHOLDERS' DEFICIT                       (2,021,800)        (4,742,300)
                                              ----------------   ---------------
                                               $   7,551,400     $    6,495,800
                                              ================   ===============



            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 Condensed Consolidated Statements of Operations

                                Three Months Ended           Six Months Ended
                                    November 30,                November 30,
                            -------------------------      ---------------------
                                2000         1999          2000            1999
                                ----         ----          ----            ----
                            (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)
REVENUES:
 Mineral revenue            $   16,600    $  16,400     $   33,300    $  33,500
 Interest                          100          900            100        1,500
 Litigation settlement       3,566,400           --      3,566,400           --
 Other                              --           --             --        5,000
                            -----------   ----------    -----------  -----------
                             3,583,100       17,300      3,599,800       40,000

COSTS AND EXPENSES:
 General and administrative     52,600       65,600        132,300      109,200
                            -----------   ----------    -----------  -----------

INCOME (LOSS) BEFORE EQUITY LOSS
 AND TAX PROVISION           3,530,500      (48,300)     3,467,500      (69,200)

EQUITY IN LOSS OF AFFILIATE   (406,100)    (337,100)      (747,000)    (807,600)
                            -----------   ----------    -----------  -----------

INCOME (LOSS)  BEFORE
 PROVISION FOR INCOME TAXES  3,124,400     (385,400)     2,720,500     (876,800)

PROVISION FOR INCOME TAXES          --           --             --           --
                            -----------   -----------   ------------  ----------

NET INCOME (LOSS)           $3,124,400    $(385,400)    $2,720,500    $(876,800)
                            ===========   ==========    ===========   ==========

NET INCOME (LOSS)PER SHARE
 BASIC AND DILUTED          $     0.30    $   (0.04)    $     0.26    $   (0.08)
                            ===========   ==========    ===========   ==========

BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING         10,316,664   10,284,664     10,316,664    10,284,664
                            ==========   ===========    ===========   ==========

DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING         10,381,664   10,349,664     10,381,664   10,349,664
                            ===========  ===========    ===========  ===========







            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 Condensed Consolidated Statements of Cash Flows

                                                         Six Months Ended
                                                            November 30,
                                                --------------------------------
                                                      2000              1999
                                                      ----              ----
                                                  (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   2,720,500     $   (876,800)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Non cash compensation                             122,900          107,600
     Equity in loss of affiliates                      747,000          807,600
     Deferred GMMV purchase option                  (2,000,000)              --
     Litigation settlement receivable, net            (812,500)              --
   Net changes in components
     of working capital                                     --            1,600
                                                 --------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              777,900           40,000
                                                 --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates                           (744,900)              --
                                                 --------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                 (744,900)              --
                                                 --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on long term debt to affiliate          (17,000)              --
                                                 --------------    -------------
NET CASH USED IN FINANCING ACTIVITIES                  (17,000)              --
                                                 --------------    -------------

NET INCREASE  IN
  CASH AND CASH EQUIVALENTS                             16,000           40,000

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    3,000           45,000
                                                 --------------    -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $      19,000     $     85,000
                                                 ==============    =============

SUPPLEMENTAL DISCLOSURES:
  Net noncash activity on investmentin affiliate $    (229,200)    $     63,100
                                                 ==============    =============

  Net noncash activity on debt to affiliate      $     352,100     $    170,700
                                                 ==============    =============


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                     Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of November 30, 2000, the Condensed Statements of Operations and Cash Flows for the three and six months ended November 30, 2000 and 1999, have been prepared by the Company without audit. The Condensed Balance Sheet at May 31, 2000, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of November 30, 2000 and May 31, 2000, the results of operations for the three and six months ended November 30, 2000 and November 30, 1999.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10- K. The results of operations for the periods ended November 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

     3) Debt at November 30, 2000 and May 31, 2000 consists of the balance on a note payable to USE of $8,565,300 and $8,230,200, respectively.

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

     5) On September 11, 2000, the Company and USE entered into a settlement agreement with Kennecott related to the pending legal dispute. In connection with this settlement agreement, the Company and USE have transferred their ownership interests in GMMV to Kennecott, including the ownership interest in the Sweetwater Mill, the Jackpot Mine, the Big Eagle Mine and shop, and all patented and unpatented mining claims. The Company and USE received various machinery and equipment held by GMMV at the Jackpot Mine and $3.25 million from Kennecott. The Company and USE received $1.625 million of this payment during the six months ended November 30, 2000 and $1.625 million in January 2001. In addition, Kennecott has assumed all the liabilities of the GMMV, including all reclamation and bonding requirements, except the reclamation liability associated with the Green Mountain Ion Exchange.

     6) The Company adopted EITF 00-01, "Balance Sheet and Income Statement Display Under the Equity Method for Investments in Certain Partnerships and Other Unincorporated Joint Ventures," effective June 1, 2000. This standard requires the Company to account for its investment in USECB using the equity method of accounting. The Company previously consolidated its proportional ownership in the joint venture (50%) for financial reporting purposes. The adoption of this standard did not impact the net income (loss) of the Company, but did have a material effect on the financial position and the presentation of the Company's financial statements.

     7) Certain reclassifications have been made to the May 31, 2000 financial statements to conform to the classifications used as of November 30, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended November 30, 2000 be read in conjunction with the Company's Form 10K for the year ended May 31, 2000.

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

     The Company adopted EITF 00-01, "Balance Sheet and Income Statement Display Under the Equity Method for Investments in Certain Partnerships and Other Unincorporated Joint Ventures," effective June 1, 2000. This standard requires the Company to account for its investment in USECB using the equity method of accounting. The Company previously consolidated its proportional ownership in the joint venture (50%) for financial reporting purposes. The adoption of this standard did not impact the net income (loss) of the Company, but did have a material effect on the financial position and the presentation of the Company's financial statements.

Liquidity and Capital Resources

     The Company's working capital deficit at May 31, 2000 of $10,227,200 decreased to a working capital deficit of $7,733,800 at November 30, 2000. This decrease of $2,493,400 in the working capital deficit was caused primarily by the settlement of the litigation with Kennecott. As a result of the settlement with Kennecott the Company was able to recognize $2,000,000 in non-cash revenues which had previously been carried as a deferred purchase option. This reduction in current liabilities combined with the recording of $812,500 in a settlement receivable for the final payment from Kennecott which was received on January 4, 2001 resulted in a total decrease in the working capital deficit of $2,812,500. This reduction in the working capital deficit was partially off set by increased debt to USE of $335,100. USE continues to fund a significant portion of the Company's obligations on the various ventures in which they operate jointly.

     During the six months ended November 30, 2000, operations generated $777,900 while investing and financing activities consumed $744,900 and $17,000, respectively for a net increase in cash of $16,000.

Capital Resources

     The Company and USE entered into a settlement agreement with Kennecott Energy ("Kennecott") on September 11, 2000. This settlement agreement was entered into to resolve all issues in a legal dispute among the companies who were partners in the Green Mountain Mining Venture ("GMMV"). As a result of the settlement, the Company and USE received $1,625,000 during the six months ended November 30, 2000 and $1,625,000 in January 2001. Kennecott assumed the reclamation liabilities on the Sweet water uranium mill and mining properties of the GMMV. The Company and USE are responsible for the reclamation clean up of the GMIX plant which had been used in the recovery of uranium by other companies.

     The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At November 30, 2000, the line of credit had been drawn down by $850,000. This total indebtedness had been repaid as of January 12, 2001 leaving the entire $1,000,000 line of credit available to fund operations in the third and fourth quarter of Fiscal 2001. The line of credit is being used for short term working capital needs associated with operations. The Company and USE also have a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over a period of 10 years.

     Projected equity or industry partner financing of coalbed methane affiliate Rocky Mountain Gas, Inc. ("RMG"); sale of mine, construction and drilling equipment; sale of partial ownership interest in mineral properties; potential settlement discussions with Phelps Dodge regarding a dispute on a molybdenum property; and the final determination of the SMP arbitration/litigation will potentially provide cash to fund the operations of the Company. The Company also will continue to receive revenues from its commercial operations in southern Utah and from the rental and fixed base airport operations in Wyoming.

     The Company believes that these cash resources along with funding from USE will be sufficient to sustain operations during fiscal 2001. The capital resources at November 30, 2000, will not be sufficient, however, to provide funding for the Company's maintenance and development of its coalbed methane gas business. RMG is seeking additional equity financing or an industry partner arrangement to develop its coalbed methane leases.

Capital Requirements

     The Company and USE jointly fund the holding costs of the Sheep Mountain uranium mines; the Plateau uranium mine and mill, real estate commercial operations and the development of the coalbed methane gas properties.

     In September 2000, the Company and USE determined that the contract drilling and construction work that they had been doing in the Powder River Basin of Wyoming and Montana in the coalbed methane business for others did not have sufficient profit margins to warrant continuing the business. As a result of this decision, all operations on a contract basis were stopped. The Company and USE are currently in the process of evaluating which equipment will be needed to develop the RMG properties. Any surplus equipment is being sold privately or auctioned.

     The Company and USE through RMG, have obligations to make delay rental payments on RMG's portion of coalbed methane leases. In addition, RMG is committed to pay Quantum Energy, L.L.C. ("Quantum") one final payment of $1,300,000 on or before January 31, 2001. If RMG does not make this final payment, it can be extended to February 28, 2001 but penalty and interest payments must also be made. If the final payment of $1,300,000 is ultimately not made to Quanum, RMG must assign 12% of its undivided 50% working interest in the properties to Quantum.

     On December 31, 2000 RMG and Quantum entered into an option and farmin agreement with Suncor Energy America Inc. (Suncor"). The agreement grants an option to Suncor to purchase 37.5% of RMG's and 12.5% of Quantum's interest in 111,633.77 acres of their coal bed methane properties. For this option Suncor is obligated to pay $1,706,813 at closing which is scheduled on or before January 31, 2001. RMG will receive $1,280,110 of this option payment which will be used to fund the $1,300,000 obligation to Quantum.

     The option period is for 12 months from closing on 105,172.4 acres and 24 months on 6,461.37 acres. During this option period Suncor has committed to conduct a $2,250,000 drilling program on the properties. RMG is obligated to fund $250,000 of that drilling program. At the conclusion of the option periods

Suncor must elect to exercise its option or return the properties to RMG and Quantum. Should Suncor elect to exercise its option the ownership interests in the properties would be RMG -12.5%, Quantum - 37.5% and Suncor - 50%. Should Suncor exercise its option it is obligated to pay an additional $3,926,600, of which RMG would receive $2,944,900. Upon exercise of its option, Suncor is also committed to pay an additional $841,400 as a disportional contribution to a subsequent 18 month drilling program.

     The Company owes USE $8,565,300 at November 30, 2000 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to repay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date, USE has not called the debt.

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

Results of Operations

     Revenues for the six months ended November 30, 2000, increased significantly by $3,559,800 from revenues for the same period of the previous year to $3,599,800. This increase was a s a result of the recognition of the litigation settlement with Kennecott. Of the $3,566,400 recognized as revenues, $2,000,000 was a non cash recognition of a deferred purchase option. This purchase option was paid in cash to the Company in 1997 by Kennecott. The balance of the revenues recognized are the cash portion of the payments made by Kennecott, net of accounts receivable for operations at the GMMV properties.

     Costs and expenses increased by $23,100 during the six months ended November 30, 2000 over the same period of the prior year. This increase was as a result of work done in the coalbed methane business.

     Due to the adoption of EITF 00-01, "Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Unincorporated Joint Ventures," the Company recorded an equity loss from USECC in the amounts of $747,000 and $807,600 for the six months ended November 30, 2000 and November 30, 1999, respectively.

     Operations for the six months ended November 30, 2000, resulted in net income of $2,720,500 as compared to a loss of $876,800 for the same six months in the previous year.

ITEM 4. Submission of Matter to a vote of Security Holders

     On December 8, 2000, the annual meeting of shareholders was held and the only issue considered was the reelection of the five directors: John L. Larsen, Max T. Evans, Daniel P. Svilar, Kathleen R. Martin and Michael D. Zwickl. These directors were reelected for a term expiring at the next succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the reelection of the five directors, the votes cast were as follows:


  Name of Director            For           Against       Abstain       Withheld
  ----------------            ---           -------       -------       --------
  John L. Larsen          8,864,933           4,350       46,620          2,200
  Max T. Evans            8,845,594           4,350       36,250         21,039
  Daniel P. Svilar        8,862,633           4,350       46,620          1,100
  Kathleen R. Martin      8,861,655           4,350       46,620          5,478
  Michael D. Zwickl       8,864,533           4,350       46,620          2,100



ITEM 6. Exhibits and Reports on Form 8-K.


     (a) Exhibits. None.

     (b) Reports on Form 8-K. During the quarter ended November 30, 2000 the Company filed two reports on Form 8-K. On September 12, 2000 under Item 5, the Company reported the settlement of litigation with Kennecott concerning the Green Mountain Mining Venture. On October 17, 2000 the Company reported the affirmation by the Tenth Circuit Court of Appeals of the ruling of the United States District Court of Colorado in the Nukem litigation.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                             CRESTED CORP.
                                             (Company)



Date: January 12, 2001                  By:   /s/ John L. Larsen
                                             -----------------------------------
                                             JOHN L. LARSEN,
                                             Chairman and CEO



Date: January 12, 2001                  By:  /s/ Robert Scott Lorimer
                                             -----------------------------------
                                             ROBERT SCOTT LORIMER,
                                             Principal Financial Officer
                                             and Chief Accounting Officer