Form 10-Q
period 2001-02-28
CRESTED CORP
filed 2001-04-16
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from            to
                                        ----------    ----------

Commission file number   0-8773
                       ----------

                                  CRESTED CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Colorado                                                           84-0608126
--------------------------------------                       -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                                     82501
----------------------------------------                     -------------------
(Address of principal executive offices)                           (Zip Code)

Company's telephone Number, including area code:                (307) 856-9271
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

                                YES   X    NO
                                   -------   -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                          Outstanding at April 12, 2001
------------------------------------------       -------------------------------
        Common stock, $.001 par value                     10,421,664 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                       Page No.
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

            Condensed Consolidated Balance Sheets
                February 28, 2001 and May 31, 2000...........................3-4

            Condensed Consolidated Statements of Operations
                Three and Nine Months Ended February 28, 2001
                and February 29, 2000..........................................5

            Condensed Consolidated Statements of Cash Flows
                Nine Months Ended February 28, 2001 and February 29, 2000......6

            Notes to Condensed Consolidated Financial Statements...............7

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................8-10

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings..............................................11-12

ITEM 6.     Exhibits and Reports on Form 8-K..................................12

            Signatures........................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

                                  CRESTED CORP.

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                February 28,          May 31,
                                                    2001                2000
                                              ----------------     -------------
                                                 (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                  $       5,900       $      3,000

INVESTMENTS IN AFFILIATES                          6,747,000          6,342,200

PROPERTIES AND EQUIPMENT                           1,354,400          1,354,400
Less accumulated depreciation,
    depletion and amortization                    (1,205,900)        (1,205,900)
                                               --------------     --------------
                                                     148,500            148,500

OTHER ASSETS                                           2,100              2,100
                                               --------------     --------------
                                               $  6,903, 500       $  6,495,800
                                               ==============     ==============



            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                      Condensed Consolidated Balance Sheets



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                               February 28,          May 31,
                                                   2001               2000
                                              ---------------   ----------------
                                                 (Unaudited)
CURRENT LIABILITIES:
      Deferred GMMV purchase option           $           --    $     2,000,000
      Current debt to affiliate                    8,477,100          8,230,200
                                               --------------   ----------------
TOTAL CURRENT LIABILITIES                          8,477,100         10,230,200

COMMITMENT TO FUND EQUITY INVESTEES                  215,600            215,600

RECLAMATION LIABILITY                                748,400            748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
      65,000 shares issued, forfeitable until earned  43,900             43,900

SHAREHOLDERS' DEFICIT:
      Preferred stock, $.001 par value;
         100,000 shares authorized
         none issued or outstanding                       --                 --
      Common stock, $.001 par value;
         20,000,000 shares authorized
         10,356,664 and 10,316,664 shares
          issued and outstanding                      10,500             10,400
      Additional paid-in capital                   8,756,800          8,747,200
      Accumulated deficit                        (11,348,800)       (13,499,900)
                                                -------------    ---------------
TOTAL SHAREHOLDERS' DEFICIT                       (2,581,500)        (4,742,300)
                                                -------------    ---------------
                                                $  6,903,500     $    6,495,800
                                                =============    ===============



            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                              Three Months Ended          Nine Months Ended
                      February 28,    February 29,  February 28,    February 29,
                     -----------------------------  ----------------------------
                        2001              2000          2001            2000
                        ----              ----          ----            ----

REVENUES:
    Mineral revenue $  14,800         $  16,600      $  48,100       $   50,100
    Interest               --               500            100            2,000
    Litigation settlement  --                --      3,566,400               --
    Other                 100                --            100            5,000
                    ----------        ----------     ----------      -----------
                       14,900            17,100      3,614,700           57,100

COSTS AND EXPENSES:
    General and
     administrative    43,600           133,700        175,900          242,900
                   -----------        ----------     ----------      -----------

INCOME (LOSS) BEFORE EQUITY LOSS
    AND TAX PROVISION (28,700)         (116,600)     3,438,800         (185,800)

EQUITY IN LOSS
  OF AFFILIATE       (540,700)         (756,600)    (1,287,700)      (1,564,200)
                   -----------       -----------    -----------      -----------

INCOME (LOSS)  BEFORE
    PROVISION FOR
    INCOME TAXES     (569,400)         (873,200)     2,151,100       (1,750,000)

PROVISION FOR INCOME TAXES --                --             --               --
                   -----------       -----------    -----------      -----------

NET INCOME (LOSS)  $ (569,400)       $ (873,200)    $2,151,100      $(1,750,000)
                   ===========       ===========    ===========     ============

NET INCOME (LOSS)
    PER SHARE, BASIC
    AND DILUTED   $     (0.07)       $    (0.08)    $     0.21      $     (0.17)
                  ============       ===========    ===========     ============

BASIC WEIGHTED AVERAGE SHARES
    OUTSTANDING    10,336,439         10,298,531     10,323,135      10,289,219
                  ============       ============   ============    ============

DILUTED WEIGHTED AVERAGE SHARES
    OUTSTANDING    10,401,439         10,363,531     10,388,135      10,354,219
                  ============       ============   ============    ============







            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                            February 28,            February 29,
                                                2001                   2000
                                                ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $   2,151,100          $  (1,750,000)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Non cash compensation                   144,900                173,400
         Equity in loss of affiliates          1,287,700              1,564,200
         Deferred GMMV purchase option        (2,000,000)                    --
         Net changes in other assets and liabilities  --                 69,500
                                           --------------         --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      1,583,700                 57,100

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates                   (1,540,800)                    --


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on long term debt to affiliate    (40,000)               (95,000)

NET INCREASE (DECREASE) IN                 --------------         --------------
  CASH AND CASH EQUIVALENTS                        2,900                (37,900)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              3,000                 45,000
                                           --------------          -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $       5,900           $      7,100
                                           ==============         ==============

SUPPLEMENTAL DISCLOSURES:
  Net noncash activity on investment
   in affiliate                            $    (151,700)          $   (223,900)
                                          ===============         ==============

 Net noncash activity on debt to affiliate $     286,900           $    415,600
                                          ===============         ==============


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                     Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of February 28, 2001, the Condensed Statements of Operations and Cash Flows for the three and nine months ended February 28, 2001 and February 29, 2000, have been prepared by the Company without audit. The Condensed Balance Sheet at May 31, 2000, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of February 28, 2001 and May 31, 2000, the results of operations for the three and nine months ended February 28, 2001 and February 29, 2000.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10-K. The results of operations for the periods ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the operating results for the full year.

     3) Debt at February 28, 2001 and May 31, 2000 consists of the balance on a note payable to USE of $8,477,100 and $8,230,200, respectively.

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

     5) On September 11, 2000, the Company and USE entered into a settlement agreement with Kennecott related to the pending legal dispute. In connection with this settlement agreement, the Company and USE have transferred their ownership interests in GMMV to Kennecott, including the ownership interest in the Sweetwater Mill, the Jackpot Mine, the Big Eagle Mine and shop, and all patented and unpatented mining claims. The Company and USE received various machinery and equipment held by GMMV at the Jackpot Mine and $3.25 million in cash from Kennecott. In addition, Kennecott has assumed all the liabilities of the GMMV, including all reclamation and bonding requirements, except the reclamation liability associated with the Green Mountain Ion Exchange Plant.

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

     7) Certain reclassifications have been made to the May 31, 2000 financial statements to conform to the classifications used as of February 28, 2001.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.
         -----------------------------------------------------------------------

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended February 28, 2001 be read in conjunction with the Company's Form 10K for the year ended May 31, 2000.

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

Liquidity and Capital Resources

     The Company's working capital deficit at May 31, 2000 of $10,227,200 decreased to a working capital deficit of $8,471,200 at February 28, 2001. This decrease of $1,756,000 in the working capital deficit was caused primarily by the settlement of the litigation with Kennecott. As a result of the settlement with Kennecott the Company was able to recognize $2,000,000 in non-cash revenues which had previously been carried as a deferred purchase option. This reduction in the working capital deficit was partially off set by increased debt to USE of $246,900. USE continues to fund a significant portion of the Company's obligations on the various ventures in which they operate jointly.

     During the nine months ended February 28, 2001, operations generated $1,583,700 in cash while investing and financing activities consumed cash of $1,540,800 and $40,000, respectively for a net increase in cash of $2,900.

     During the quarter ended February 28, 2001, the Company issued 40,000 shares of its restricted common stock, at market, to its directors as non cash compensation.

Capital Resources

     The Company and USE entered into a settlement agreement with Kennecott Energy ("Kennecott") on September 11, 2000. This settlement agreement was entered into to resolve all issues in a legal dispute among the companies who were partners in the Green Mountain Mining Venture ("GMMV"). As a result of the settlement, the Company and USE received $3,250,000 during the nine months ended February 28, 2001. Kennecott assumed the reclamation liabilities on the Sweetwater uranium mill and mining properties of the GMMV. The Company and USE are responsible for the reclamation clean up of the GMIX plant which had been used in the recovery of uranium by other companies.

     The Company and USE have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At February 28, 2001, the line of credit had been drawn down by $200,000. This obligation no longer is reported as a liability of the Company as USECB is no longer being consolidated pursuant to adopting EITF 00-01, "Balance Sheet and Income Statement Display Under the Equity Method for Investments in certain Partnerships and Other Unincorporated Joint Ventures." The line of credit is being used for short term working capital needs associated with operations. The Company and USE also have a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over a period of 10 years.

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

     The Company believes that these cash resources along with funding from USE will be sufficient to sustain operations during the balance of fiscal 2001. The capital resources at February 28, 2001, will not be sufficient, however, to provide funding for the Company's maintenance and development of its coalbed methane gas business. RMG is seeking additional equity financing or an industry partner arrangement to develop its coalbed methane leases.

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

     On December 31, 2000 RMG and Quantum entered into an option and farmin agreement with Suncor Energy America Inc. (Suncor"). The agreement grants an option to Suncor to purchase 37.5% of RMG's and 12.5% of Quantum's interest in 111,567 acres of their coal bed methane properties. For this option Suncor paid $1,705,000 at closing which occurred on February 9, 2001. RMG received
$1,278,800 of this option payment. These funds were used to fund the final payment of $1,300,000 to Quantum.

     The Suncor option period is for 12 months from closing on 105,265.69 acres and 24 months on 6,301.37 acres. During this option period Suncor has committed to conduct a $2,250,000 drilling program on the properties. RMG is obligated to fund $250,000 of that drilling program. At the conclusion of the option periods Suncor must elect to exercise its option or return the properties to RMG and Quantum. Should Suncor elect to exercise its option the ownership interests in the properties would be RMG -12.5%, Quantum - 37.5% and Suncor - 50%. Should Suncor exercise its option it is obligated to pay an additional $3,923,700, of which RMG would receive $2,942,800. Upon exercise of its option, Suncor is also committed to pay an additional $841,400 as a disportional contribution to a subsequent 18 month drilling program.

     The Company owes USE $8,477,100 at February 28, 2001 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to repay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date, USE has not called the debt.

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

Results of Operations

     Revenues for the nine months ended February 28, 2001, increased significantly by $3,557,600 from revenues for the same period of the previous year to $3,614,700. This increase was a s a result of the recognition of the litigation settlement with Kennecott. Of the $3,566,400 recognized as revenues, $2,000,000 was a non cash recognition of a deferred purchase option. This purchase option was paid in cash to the Company in 1997 by Kennecott. The balance of the revenues recognized are the cash portion of the payments made by Kennecott, net of accounts receivable for operations at the GMMV properties.

     Costs and expenses decreased by $67,000 during the nine months ended February 28, 2001 from the same period of the prior year. This decrease was as a result of a reduction of contract drilling and construction work in the coalbed methane business.

     Due to the adoption of EITF 00-01, "Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Unincorporated Joint Ventures," the Company recorded an equity loss from USECC in the amounts of $1,287,700 and $1,564,200 for the nine months ended February 28, 2001 and February 29, 2000, respectively.

     Operations for the nine months ended February 28, 2001, resulted in net income of $2,151,100 as compared to a loss of $1,750,000 for the same nine months in the previous year.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

a.  Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado) Civil No. 91 B 1153. In February 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association("AAA"). Following 73 hearing days and various submissions by the parties, the arbitration panel (the "Panel") entered an Order and Award (the "Order") in April 1996 finding generally in favor of USE and Crested on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium), and in favor of Nukem/CRIC and against USE and Crested on certain other claims. USE/Crested filed a petition for confirmation of the Order and the District Court confirmed the Order in its Second Amended Judgment (the "Judgment") on June 30, 1997. Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("10th CCA").

     On October 22, 1998, the 10th CCA issued an Order and Judgment unanimously affirming the U.S. District Court Second Amended Judgment without modification. The ruling of the 10th CCA affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award against Nukem/CRIC. As a result of the ruling of the 10th CCA, USE and Crested received an additional $6,077,264 (including interest and court costs) from Nukem in February 1999 for a total net monetary award of $15,468,625 in the arbitration/litigation, and equitable relief in the form of USE's and Crested's interest in SMP, which holds the constructive trust over the CIS contracts. After paying the $6,077,264, Nukem/CRIC filed a motion for entry of final satisfaction of Judgment. The U.S. District Court denied the motion on July 16, 1999 and on August 16, 1999, Nukem filed a Second Notice of Appeal to the 10th CCA. USECC opposed the appeal and filed its brief in opposition to the Nukem/CRIC's brief in the 10th CCA. On October 16, 2000, the 10th CCA affirmed the Order of the U.S.District Court denying Nukem's motion for satisfaction of Judgment. Thereafter, USECC filed a motion to enforce the Judgment and on February 15, 2001, the U.S. District Court entered two orders, one granting USECC's motion and the second, appointing a Special master to enforce the Court's Judgment through an accounting. On April 2, 2001 Nukem/CRIC produced certain documents pursuant to the demand of USECC. The accounting is proceeding.

b.  BGBI Litigation

     USE and Crested were defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, Civil No. 11877, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra-lateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador, which is subject to the lease to BGBI's predecessor.

     A partial or bifurcated trial to the Court of the extra-lateral rights issues was held on December 11 and 12, 1995, to determine whether the Bullfrog orebody is a vein apexing on Parador's Claims. The Court found that Parador had failed to meet its burden of proof and therefore Parador, USE and Crested have no right, title and interest in the minerals lying beneath the adjacent claims of Layne pursuant to extralateral rights. After the trial, the Court found against the parties on their respective claims. BGBI and Parador and USE/Crested all appealed the decision to the Nevada Supreme Court. On January 26, 2001, the Nevada Supreme Court entered an Order of Affirmance, affirming the Trial Court's judgment. On December 10, 1999, Parador filed a motion for EnBanc review and thereafter Parador filed a Petition for rehearing on February 13, 2001. The motions are pending.


ITEM 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

     (a)      Exhibits.  None.

     (b) Reports on Form 8-K. During the quarter ended February 28, 2001 the Company filed one report on Form 8-K. On February 1, 2001 under Item 4, the
Company  reported the change in its outside  accounting  firm to Grant  Thornton
LLP.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        CRESTED CORP.
                                        (Company)



Date: April 12, 2001               By:  /s/ John L. Larsen
                                        ----------------------------------------
                                        JOHN L. LARSEN,
                                        Chairman and CEO



Date: April 12, 2001               By:  /s/ Robert Scott Lorimer
                                        ----------------------------------------
                                        ROBERT SCOTT LORIMER,
                                        Principal Financial Officer
                                        and Chief Accounting Officer