Form 10-K
period 2001-05-31
CRESTED CORP
filed 2001-08-30
CIK 25657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number 0-8773
                       ------

                                  CRESTED CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Colorado                                  84-0608126
----------------------------------------     -----------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

            877 North 8th West
               Riverton, WY                                82501
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's Telephone Number, including area code:     (307) 856-9271
                                                    ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 17, 2001 computed by reference to the average of the bid and asked prices for the Registrant's common stock as reported by National Quotation Bureau on Pink Sheets for the week then ended, was approximately $1,861,000.

                Class                          Outstanding at August 17, 2001
---------------------------------------     ------------------------------------
   Common Stock, $0.001 par value                    17,088,330  shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the item numbers involved:
         2001 Annual Meeting Proxy Statement for the fiscal year ended May 31, 2001, into Items 10-13 of Part III of the filing.

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

         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report, are forward-looking statements, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the disclosures about Rocky Mountain Gas, Inc. and plans for developing its coalbed methane acreage. In addition, whenever words like "expect," "anticipate" or "believe" are used, we are making forward-looking statements.

         Although we believe that our forward-looking statements are reasonable, we don't know if our expectations will prove to be correct. Important future factors that could cause actual results to differ materially from expectations include: Domestic consumption rates for natural gas; domestic market prices for natural gas, uranium, gold, and molybdenum; the amounts of gas we will be able to produce from our coalbed methane properties; the availability of permits to drill and operate coalbed methane wells; whether and when gas transmission lines will be built to reasonable proximity to our coalbed methane properties; and whether and on what terms the capital necessary to develop our properties can be obtained. The forward-looking statements should be carefully considered in the context of all the information set forth in this Annual Report.

                                     PART I

ITEM 1 AND ITEM 2.  BUSINESS AND PROPERTIES.

(A)      GENERAL.

         Crested Corp. (a Colorado corporation formed in 1970) and its parent company U.S. Energy Corp. ("USE") are in the business of acquiring, exploring, developing and/or selling or leasing mineral properties, and the mining and marketing of minerals. In this Annual Report, "we", "Company" or "Crested" refer to Crested Corp. unless otherwise specifically noted.

         In fiscal 2001, we were engaged in minerals, commercial operations, and contract drilling/construction operations. In minerals, we have three principal mineral sectors: coalbed methane gas, uranium and gold (properties and other assets included in the latter two sectors are in "care and maintenance" status). The uranium properties are located on Sheep Mountain in Wyoming, and in southeast Utah; we also hold a royalty interest in uranium claims on Green Mountain, Wyoming, now held by Kennecott Uranium Company (see below). The gold property is located near Sutter Creek, California, east of Sacramento. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. We also operate a small oil field in Montana. Our fiscal year ends May 31.

         The coalbed methane gas business is conducted through Rocky Mountain Gas, Inc ("RMG," a Wyoming corporation owned 41.7% by USE and 41.7% by Crested; Crested is a 70.5% majority-owned subsidiary of USE, see below). Properties of RMG are held in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 257,000 gross mineral acres of coalbed methane properties:

         For detailed information about our coalbed methane properties and business strategy, please see "Minerals - Coalbed Methane" below.

         USE and Crested originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans). In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of

Crested's obligations from time to time (due to Crested's lack of cash on hand), and Crested subsequently paying these debts by issuing common stock to USE, Crested became a majority-owned subsidiary of USE in fiscal 1993. In fiscal 2001, Crested issued another 6,666,666 shares of its common stock to reduce Crested's debt owed to USE by $3.0 million, which increased USE's ownership of Crested to 70.5%. All of USE's and Crested's operations are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone 307.856.9271.

         Most of the Company's operations are conducted through subsidiaries, the USECC joint venture with USE, and jointly-owned subsidiaries and affiliates of USE and Crested.

         Until September 11, 2000, USE, USECC and Kennecott Uranium Company ("Kennecott") owned the Green Mountain Mining Venture ("GMMV"), which held a large uranium deposit and uranium mill in Wyoming. On September 11, 2000, USE and Crested settled litigation with Kennecott involving the GMMV by selling their interest in the GMMV and its properties back to Kennecott for $3,250,000 and receiving a royalty interest in the uranium properties. Kennecott also assumed all reclamation obligations on the GMMV properties. Other uranium properties and a uranium mill in southeast Utah are held by Plateau Resources Ltd., a wholly-owned subsidiary of USE. The Utah uranium properties are in a care and maintenance status.

         The gold assets held by Sutter Gold Mining Company ("SGMC"), a majority-owned subsidiary of USE and a company owned 3.2% by Crested, are in care and maintenance status because the current price of gold does not permit raising the capital necessary to put the assets into production.

(B)  NARRATIVE DESCRIPTION OF BUSINESS (INCLUDING ITEM 2 - PROPERTIES).

MINERALS

COALBED METHANE

         GENERAL. Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 41.7% by USE and 41.7% by Crested).

         Methane is the primary commercial component of natural gas produced from conventional gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from conventional wells generally contain other hydrocarbons in varying amounts which require the natural gas to be processed. Methane gas produced from coalbeds generally contains only methane and is pipeline-quality gas after simple water dehydration.

         Coalbed  methane  production  is similar to  conventional  natural  gas
production  in  terms  of  the  physical  producing  facilities.   However,  the
subsurface mechanisms that allow gas movement to the wellbore are very different. Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. Coalbed methane gas is trapped (adsorbed) in the coal itself and in the water contained in the pore space, until released by pressure changes when the water in the coal is removed. In contrast to conventional gas wells, new coalbed methane wells initially produce water for several months. As the formation water pressure decreases, methane gas is released from the structure.

         Methane is a common component of coal since methane is created as part of the calcification process. Coals vary in their methane content as measured by standard cubic feet per ton. Whether a coalbed will produce commercial quantities of methane gas depends on the coal quality, its content of natural gas per ton of coal, the thickness of the coalbeds, the reservoir pressure, the existence of natural fractures, the permeability of the coal, and saturated with water to help hold methane in coalbed.

         Due to the shallow coal seams in the Powder River Basin, of Montana and Wyoming, the drilling, discovery, development and production of coalbed methane has significant economic advantages compared with conventional natural gas targets. Over the past several years, coalbed methane has become an important source of pipeline quality gas in the United States. Methane gas production from coalbed reservoirs has grown from virtually nothing a decade ago to approximately seven percent of the total United States gas production today. Development of coalbed methane in the Powder River Basin of northeastern Wyoming and southeastern Montana continues at a high level in calendar 2001 and is expected to continue for several years.

         The principal coals in the Powder River Basin ("PRB") include the thick coal seams of the Tongue River member of the Paleocene Fort Union Formation, which are among the thickest in the world. Individual coalbeds range in thickness from a few feet up to 250 feet. A typical well might penetrate multiple coal zones in depths over a 200 to 1,200 foot range. Based on reports filed by other companies with the State of Wyoming, reserves per coalbed methane well in the PRB can vary considerably but a typical estimate can exceed 300 million cubic feet (MMcf) of gas per well. Given the expected low drilling and completion costs, these levels of reserves make coalbed methane wells attractive to gas companies.

         OVERVIEW OF RMG. As of the filing date of this Annual Report, we hold through our ownership in RMG approximately 257,000 gross mineral acres under leases from the United States Bureau of Land Management, the states of Wyoming and Montana, and private land owners. Assuming the exercise of options held by Suncor Energy Natural Gas America Inc. ("SENGAI"), a subsidiary of Suncor Energy Inc., (NYSE "SU" Calgary Alberta, Canada), our working interest is 6.25% (5% net revenue interest) on 112,000 acres in the Castle Rock prospect in southeast Montana. The rest of the Castle Rock prospect is owned 37.5% working interest, 30% net revenue interest, by Quaneco, L.L.C.; and a 50% working interest, 40% net revenue interest by SENGAI (assuming SENGAI exercises its option). We own a 25% working interest (20% net revenue interest) on 74,500 acres in the Kirby prospect (southeast Montana); and a 50% working interest (from 30% to 50% net revenue interest) on 70,500 acres in other prospects (all in Wyoming). Our interest in the Castle Rock prospect will revert to 50% overall if SENGAI doesn't exercise its option; in this event, we would continue to own a 50% working interest (40% net revenue interest), and Quaneco L.L.C. would own a 50% working interest (40% net revenue interest) in the Castle Rock prospect. CCBM, Inc. ("CCBM") a subsidiary of Carrizo Oil & Gas, Inc. has the option to acquire half of our interest in the Castle Rock prospect on similar terms as SENGAI if SENGAI does not exercise its option. See below. Our original agreement with SENGAI would result in ownership of a 12.5% working interest 10% net revenue interest, in Castle Rock, but one subsequent agreement with CCBM resulted in them owning one half of our position.

         In fiscal 2000 and 2001, we spent a total of $5,800,000 on land acquisition costs for the coalbed methane properties we now hold, including $5,500,000 paid to Quaneco L.L.C. to buy a 50% working interest (40% net revenue interest) in the Castle Rock and Kirby prospects, and $51,200 in leases and related costs for other prospects in Wyoming.

         In fiscal 2001, we sold to SENGAI an option for 75% (or 37.5% of 50%) of our working interest in our acreage in the Castle Rock prospect for $1,278,800 which was applied to our purchase commitment with Quaneco L.L.C.; if the options are exercised in 2002 and 2003 by SENGAI, we will receive an additional $2,942,800 in February 2002. In July 2001, we sold a 50% working interest in all our coalbed methane leases except Castle Rock to CCBM for $7,500,000, plus other considerations. If SENGAI does not exercise its option to purchase the Castle Rock prospect, CCBM has first right to purchase 50% of RMG's acreage for additional consideration.

         We also have drilling programs in place with SENGAI and CCBM for up to $7,250,000 funded by each for the respective properties in which they are involved with us. One of the drilling programs with CCBM started work on the Clearmont prospect in Wyoming in August 2001; the drilling program with SENGAI on the Castle Rock prospect is anticipated to begin in September 2001. These first two programs should be sufficient to drill approximately 60 coalbed methane wells to completion or abandonment stage. A third drilling program (which would be the second program on the Castle Rock prospect) will be commenced if SENGAI exercises its option on the first acreage block on the Castle Rock prospect with SENGAI paying for up to an additional $4,000,000 in drilling and development costs. We have a carried working interest in all of the wells drilled in these programs.

         As of the filing date for this Annual Report, we had set casing on 10 locations (80 acre spacing units) on the Clearmont prospect and are drilling twin holes on each prospect into two targeted coal formations. No reserves have been established to date. Drilling permits for 10 additional wells have been issued for the Clearmont prospect, and applications are pending for another 32 permits on the Clearmont prospect, which are expected to be issued by September 1, 2001.

         We anticipate that from 30 to 60 wells will be drilled by the end of calendar 2002 under the drilling programs with SENGAI and CCBM. Additionally, we expect to commence a drilling program to drill 4 to 12 wells on the Kirby prospect. Attaining these objectives will depend on when and where the necessary drilling permits can be obtained.

         After the drilling programs have been completed, we will need additional capital to continue development efforts. The Company plans to obtain the capital from institutions and/or joint ventures or other means, including the possible sale of disposable Company assets. We have estimated that our total capital and operating reserve requirements will be up to $50,000,000 to execute our coalbed methane strategy through calendar 2003 by developing our existing properties beyond the initial drilling programs now in place, and acquiring and developing more properties. See Item 7.

         PRINCIPAL AGREEMENTS FOR DEVELOPMENT OF COALBED METHANE PROPERTIES. Summaries of terms in the three principal agreements now in place follow. The agreements are filed as exhibits to this Annual Report.

         SUNCOR - OPTION AND FARMIN AGREEMENT. On February 8, 2001, RMG closed the Option and Farmin Agreement with SENGAI.

         By the Option and Farmin Agreement, 75% of RMG's 50% working interest (and 25% of Quaneco L.L.C.'s 50% interest) in 112,000 acres in southeast Montana has been optioned for a cash sale to SENGAI, in two blocks, one of 105,265 acres which expires February 8, 2002, subject to force majeure (option exercise amount is $3,684,299 total, RMG's 75% share would be $2,763,224), and 6,301 acres for the second block of acreage expiring on February 8, 2003 (option exercise amount is $239,452 total, RMG's share would be $179,589).

         In addition, SENGAI has committed to pay for all costs up to $2,000,000 in a $2,250,000 drilling program on the first block of acreage, starting in the fall of 2001. RMG will pay the remaining $250,000 for the drilling program (on its behalf and for Quaneco L.L.C., which completes RMG's drilling commitment to Quaneco; see below). SENGAI must complete the drilling program regardless of whether it exercises the options. Upon exercise of the first option, the agreement provides that SENGAI will have "farmed in" for a share of the working interests in the first block of acreage, so that the working interests in the first block would be (I) 12.5% RMG (now 6.25% with CCBM owning the other 6.25%; see "Carrizo - Purchase and Sale Agreement" ); (ii) 37.5% Quaneco L.L.C.; and
(iii) 50% SENGAI. If the first option is not exercised, all of the work paid under the drilling program will benefit RMG (and now Carrizo) and Quaneco in their respective working interests. If the first option is not exercised, SENGAI will have no rights in the Castle Rock prospect or in any wells drilled on it.

         If the first block option is exercised, then within 18 months of that date, SENGAI will pay RMG and Quaneco L.L.C., in proportion to their 75% and 25% shares of option payments, an additional $841,379 for the first block of acreage. This payment will not be received by the parties in cash, but will be made by Suncor America paying 75% (instead of 50%) of drilling and related well costs on a second drilling program until the 25% differential so paid equals $841,379. It is anticipated this second phase will cover up to $4,000,000 of drilling and development costs. To the extent this second phase drilling program does not result in SENGAI spending enough to carry RMG and Quaneco for the $841,379 (i.e., pay for RMG's (and CCBM's) and Quaneco's working interest shares of costs in wells), SENGAI will pay the difference to RMG and Quaneco parties in cash.

         The first block option must be exercised before SENGAI can exercise the second block option.

         SENGAI is the operator of record for all activities in the first drilling program, and will continue as operator for the entire Castle Rock prospect (less the second acreage block if the option thereon is not exercised). The first and second drilling programs cover costs to drill, test, complete, production test and shut-in (or plug if not economically viable) coalbed methane wells. Gathering system construction, compression and other costs related to input of gas buyer's transmission line are not included. SENGAI, as operator, is limited to billing no more than 10% of the drilling programs for its overhead expenses.

         CARRIZO - PURCHASE AND SALE AGREEMENT. On June 29, 2001, RMG signed and closed on July 10, 2001 a Purchase and Sale Agreement with CCBM, Inc., a Delaware corporation which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS "CRZO"). Carrizo Oil & Gas, Inc. is engaged in the exploration, development and production of oil and gas, primarily in the Texas and Louisiana Gulf Coast regions. The agreement between CCBM and RMG is intended to finance the further development of the acreage prospective for coalbed methane currently owned by RMG in Montana and Wyoming, and to acquire and develop more acreage in Wyoming.

         RMG has assigned CCBM an undivided 50% interest in all of RMG's existing coalbed properties for a purchase price of $7,500,000 by a promissory note payable in principal amounts of $125,000 per month plus interest at an annual rate of 8%, over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. The 50% undivided interest is pledged back to RMG to secure the purchase price, and will be released 25% when 33.3% of the principal amount of the purchase price is paid, another 25% when total principal payments reach 66.6% of the principal amount of the purchase price, and the balance of the total 50% undivided interest when all of the principal amount of the purchase price, has been paid. The purchase price could be reduced, based on allocations made by the parties as to each prospect now in RMG's inventory, if defects exist in RMG's acreage and such defects are not cured to CCBM's satisfaction. RMG believes the minor title defects already identified by CCBM will be cured satisfactorily or otherwise accepted by CCBM so that any incurable defects will not affect the purchase price in material amounts.

         To start development, and as part of the consideration for the acquisition, CCBM has agreed to fund $5,000,000 for an initial drilling program. On these wells, CCBM will pay for all drilling and completion expenses; RMG will be "carried" for its 50% interest in these wells, and will not be required to pay any of such costs. After the initial $5,000,000 has been spent, which should be sufficient to drill between 30 to 40 wells, RMG and CCBM each will pay for their 50% share of costs in subsequent wells. Without CCBM's consent, none of the drilling funds can be used for operations associated with water disposal wells, gas compression beyond 100 PSIG, or for facilities downstream of compression beyond 100 PSIG. CCBM will earn a 50% working interest in each well location (80 acres) and production therefrom. CCBM's ownership so earned will be earned regardless of the status of payments on the promissory note.

         Drilling under the CCBM agreement started in August 2001. Amounts remaining out of the $5,000,000 will be carried over to drilling efforts in calendar 2002 and 2003, or applied to property acquisitions, as agreed upon by the parties. If less than the entire $5,000,000 is spent within two years (subject to extensions due to force majeure), CCBM shall pay RMG one-half the unspent portion of the $5,000,000. However, this payment obligation back to RMG is subject to RMG complying with all of the terms and provisions of the purchase and sale agreement, the joint operating agreement, and the procedures therein set forth regarding authorizations for expenditures to drill $5,000,000 worth of "reasonable wells". This means wells which meet these economic criteria: (1) individual well cost (including hook-up to sales) must meet a projected internal rate of return in excess of 15% at prevailing market prices; (2) the wells must be on acreage blocks that are touching and contain minimum sizes (Kirby prospect, at least 2,560 acres; Clearmont, at least 640 acres; and Arvada, at least 480 acres); and (3) no more than 10 wells per calendar year at Oyster Ridge will qualify as reasonable. The intent of this provision is for CCBM to spend $2,500,000 on behalf of RMG. If CCBM fails to do this despite a total of $5,000,000 of reasonable well proposals by RMG, then CCBM shall be obligated to pay any remaining unspent portion of the $2,500,000 directly to RMG.

         In addition to its one-half share of revenues in proportion to its one-half share of the working interest, CCBM will be entitled to a credit (applied as a prepayment of the purchase price for the undivided 50% interest in RMG's acreage), equal to 20% of RMG's net revenue interest from wells drilled with the $5,000,000 drilling budget, until the amount of that credit in favor of CCBM equals $1,250,000. This latter amount would be reduced proportionate to any reductions in purchase price due to title defects (see above).

         RMG is the designated operator under a Joint Operating Agreement (JOA) between RMG and CCBM. The JOA will govern all operations on the properties subject to the purchase and sale agreement between RMG and CCBM subject to pre-existing JOA's with other entities, as well as all operations or properties in the area of mutual interest ("AMI").

         The AMI is established for a four year term starting June 30, 2001 and ending June 30, 2005. It covers the entire state of Wyoming, and the Powder River Basin of Montana, subject to the pre-existing AMI with Suncor. Operations within the AMI will be governed by the JOA between RMG and CCBM.

         All operations subject to the Carrizo Agreement will be overseen by a management committee, with two members each from CCBM and RMG. All four members must be present in person or by proxy to conduct a management committee meeting, to be held at least quarterly. However, RMG shall have a tie- breaking vote concerning all general operations until the $5,000,000 drilling commitment has been expended and until the purchase price has been paid. Once the $5,000,000 drilling commitment has been expended and the full purchase price is paid, RMG will allocate (with Quaneco's consent) to CCBM one of RMG's managing member positions with Powder River Gas LLC, which is the operative entity for the Montana acreage RMG holds with Quaneco L.L.C.

         With respect to the Castle Rock prospect in Montana, which is subject to the agreement with SENGAI, RMG will be entitled to all cash proceeds paid by SENGAI to RMG if SENGAI exercises its option (deadline February 8, 2002). If SENGAI doesn't exercise its option, CCBM will have the right to increase their ownership up to 50% of RMG's interest in the subject 112,000 acres in Montana, for the equivalent value per net mineral acre that would have been due to RMG under the Suncor Agreement. If CCBM does not exercise this purchase right, all the acreage will belong solely to RMG and that acreage will be removed from the AMI with CCBM except the wells and acreage earned in the phase I drilling program. In the meantime, with respect to SENGAI's initial drilling program on this acreage, RMG will be entitled to have CCBM pay for $225,000 of RMG's drilling obligations; for this funding (part of the $5,000,000 drilling program with CCBM), CCBM will receive an undivided 6.25% working interest on each well so drilled and the 80 acre spacing allocated to each such well, ie. one-half of our 12.5% working interest, during the 2001 SENGAI drilling program.

         Under the agreement, CCBM will use its best efforts to seek out, obtain and secure financing to raise no less than $20,000,000 to be used to acquire more properties in the AMI. If CCBM's efforts are not successful by June 30, 2002, the AMI shall be reduced to a 6 mile radius from all existing properties held jointly by RMG and CCBM unless RMG agrees to an extension of this time frame to no later than December 31, 2002.

         QUANECO - AGREEMENT. On January 3, 2000, RMG purchased a 50% working interest and 40% net revenue interest in the Castle Rock and Kirby prospects in the PRB of southeast Montana consisting of approximately 185,000 net mineral acres from Quaneco, L.L.C. (formerly Quantum Energy, L.L.C. , Cleveland, Ohio and Oklahoma City, Oklahoma). The acreage includes 88,410 net acres of BLM land, 14,916 net acres of state land (Montana), and 82,775 net acres of fee land. In fiscal 2000 and 2001, RMG paid the cash purchase price of $5,500,000.

         A separate provision in the Agreement required RMG to spend $2,500,000 to drill and complete 25 wells, as identified and agreed to by the operating company Powder River Gas, LLC (see below). Under the subsequent agreement with SENGAI, SENGAI will pay $2,000,000 in their first drilling program on this prospect, and RMG will pay $250,000. Of this amount, $225,000 will be paid to RMG by CCBM and paid over to SENGAI, leaving RMG with a net obligation of $25,000 which has already been met. RMG has previously performed work and paid costs for a credit of approximately $250,000 on the Castle Rock and Kirby prospects, such that when RMG pays the $250,000 for its share of SENGAI's first drilling program, all of RMG's drilling obligations to Quaneco will have been fulfilled, and RMG's, Quaneco's and SENGAI's working interests will be as agreed with SENGAI (see above), and CCBM will own one-half RMG's 12.5% working interests, or 6.25%.

         The Kirby prospect, owned originally by RMG and Quaneco, and now CCBM as well, is operated through Powder River Gas, LLC, a Wyoming limited liability company. Initial CBM well sites have been selected by the management committee in which Quaneco and RMG currently have equal representation; drilling, completion and gathering system costs will be authorized by the committee and funded according to the working interests of each owners. USECC has the right to provide drilling services on the first 25 wells drilled by Powder River Gas, LLC based on competitive drilling rates in the area surrounding the wells to be drilled. Thereafter, USECC will have the right to submit bids on a competitive basis to Powder River Gas LLC for drilling contracts on additional acreage. CCBM has recently acquired 50% of RMG's interest in the Kirby prospects leaving ownership interest at 25% RMG, 25% CCBM, and 50% Quaneco.

         PROSPECTS AND ACREAGE. Our prospects and acreage are located in the Powder River Basin in Montana and Wyoming, and in the Wind River, Green River, Washakie and Big Horn basins of Wyoming:

         Castle Rock, Powder River County, MT                  112,000 acres
         Kirby, Big Horn and Rose Bud Counties, MT              74,500 acres
         Oyster Ridge, Lincoln and Uinta County, WY             63,000 acres
         Clearmont, Sheridan County, WY                          4,000 acres
         Sussex, Johnson County, WY                                640 acres
         Finley, Converse County, WY                               160 acres
         Baggs North, Carbon County, WY                            120 acres
         Gillette North, Campbell County, WY                        80 acres
         Arvada, Campbell County, WY                               540 acres

         CASTLE ROCK: The Castle Rock project consists of approximately 112,000 acres located in the north eastern portion of the Powder River Basin of Montana, west of Broadus, Montana. Coals present are in the Tongue River member of the Fort Union formation and appear comparable to coals currently being developed by other operators south of the Castle Rock acreage near the Montana/Wyoming border. The proposed Bison pipeline, tentatively scheduled for completion in 2003, will cross the property if constructed as currently planned. The Northern Border pipeline is located 200 miles to the north. The federal leases are generally 10 year term and fee and state leases are generally two to five year term.

         KIRBY: The Kirby project consists of approximately 74,500 acres located in the northwestern portion of the Powder River Basin in Montana located in Big Horn and Rosebud Counties, Montana, north of Sheridan, Wyoming. Coals are in the lower portion of the tertiary Fort Union formation and are similar to productive coals in the Wyoming portion of the Powder River Basin to the south. Redstone (recently acquired by Montana Dakota Utilities) has established significant coalbed methane production 12 miles south of Kirby at the CX field. At least two other operators are currently planning to drill and develop nearby acreage. CMS's Bighorn Gas Gathering recently extended a new 20" pipeline to within 10 miles of the Kirby project. Exploration drilling is currently scheduled to begin at Kirby during the fall of 2001.

         OYSTER RIDGE: The Oyster Ridge project consists of approximately 63,000 acres located in southwestern Wyoming in the Ham's Fork Coal Field adjacent to the Green River Basin. RMG and CCBM has a 100% working interest in most of the properties subject to a 25% participation option held by Anadarko Petroleum on 43,000 acres. The area is prospective for coalbed methane production from two primary Cretaceous age coals, the Frontier and the Adaville. The Kern River pipeline which services southern California, crosses the property. Exploratory drilling and completion operations on previously drilled wells resumed at Oyster Ridge in June of 2001.

         CLEARMONT: The Clearmont project consists of approximately 6,000 gross acres located in the western Powder River Basin of Wyoming. RMG (and now CCBM jointly) owns working interests ranging from 25% to 100%. The area is characterized by several shallow Fort Union coalbeds (most notable the Roland and Anderson coals) as well as several deeper coals that hold significant exploration potential. Substantial coalbed methane production and development is ongoing in the immediate area including Federated's Box Elder Creek project 12 miles to the west and the Pennaco/CMS Wild Horse Creek project 15 miles to the east. The Clearmont project is located at the convergence of the WBI Bitter Creek and the Bighorn Sheridan Lateral pipelines. A 20 well exploration and development drilling program began at Clearmont in August 2001 and could be in production in 2002 depending on drilling results and gas prices.

         SUSSEX: RMG and CCBM hold 640 acres in this project area located in Johnson County, Wyoming. This State lease lies 3 miles south of Sussex, Wyoming. RMG has a 100% working interest.

         FINLEY: RMG and CCBM hold 160 acres in this project area located in Converse County, Wyoming. This prospect is a State lease 12 miles east of Edgerton, Wyoming. Review for a two well test is underway.

         BAGGS NORTH: This prospect contains 120 acres located in Carbon County, Wyoming. This State lease is located 7 miles north of Baggs, Wyoming. RMG and CCBM hold a 100% working interest in this prospect.

         GILLETTE NORTH: RMG and CCBM holds a 100% working interest in 80 acres in this project area located in Campbell County, Wyoming. This State lease lies at the north end of the City of Gillette. Potential exists for one billion cubic feet of gas on this 80 acres alone. Existing coalbed methane wells lay in the section immediately north. Permitting of 2 wells has begun on RMG's property. RMG intends to conduct test drilling and production techniques in this area that lies in the heart of the current coalbed methane play in the Gillette area.

         ARVADA: This prospect contains 540 acres located in Campbell County, Wyoming. RMG and CCBM hold a 100% working interest, and a 60% net revenue interest.

         COALBED METHANE WELL PERMITTING

         Drilling coalbed methane wells requires obtaining permits from various governmental agencies. The ease of obtaining the necessary permits depends on the type of mineral ownership and the state in which the property is located. Intermittent delays in the permitting process can reasonably be expected throughout the development of any play. For example, there is currently a temporary moratorium for drilling coalbed methane wells on fee and state lands in Montana. We may shift our exploration and development strategy as needed to accommodate the permitting process. As with all governmental permit processes, there is no assurance that permits will be issued in a timely fashion or in a form consistent with our plan of operations.

         On March 16, 2000, the Northern Plains Resource Council, Inc. ("NPRC") filed suit against the Montana Board of Oil and Gas Conservation (Board) requesting an order of the court compelling the defendant to prepare a Supplemental Environmental Impact Statement ("SEIS") for coalbed methane development, which could further delay development. RMG and others have filed a motion to intervene to participate in this litigation and to ensure that some drilling can be performed during any environmental analysis. The Board has agreed to limit issuance of CBM well permits to 200 pending completion of the SEIS which is currently scheduled to be completed in the Spring of 2002.

         The Wyodak Environmental Impact Statement (EIS) for the Powder River Basin in Wyoming issued in the fall of 1999, allowed the permitting of 5,000 CBM wells to be drilled on Federal lands in Wyoming. More CBM well applications have been submitted causing the BLM to begin a second EIS for the Powder River Basin Area in Wyoming. The new EIS was to commence in early summer 2000. Development on Federal lands in Wyoming has been stopped with the balance of the Wyodak EIS permitted wells (4,000) occurring on fee and state lands. The BLM has started an environmental assessment ("EA") reviewing drainage issues which could allow an additional 1,500 new CBM well permits in the same region. This was scheduled for scoping in early April 2000 with completion expected the following October. Completion has been delayed and is not expected until late 2001 or early 2002. Again, there is no assurance that the EA and EIS will negatively impact RMG's business or operations.

         In addition, the Wyoming and Montana Departments of Environmental Quality have regulations applying to the surface disposal of water produced from CBM drilling operations. CBM operators are currently seeking changes in permit requirements and department policy that would allow operators more flexibility to discharge water on the surface. If these changes are not made, it may be necessary to install and operate treatment facilities or drill disposal wells to reinject the produced water back into the underground rock formations adjacent to the coal seams or lower sandstone horizons. If we cannot obtain the appropriate permits or if applicable laws or regulations require water to be disposed of in an alternative manner, the costs to dispose produced water will likely increase. These costs could have a material effect on operations in this area, including potentially rendering future production and development in the affected areas uneconomic.

         In Montana, we have pending applications to the BLM for approximately 60 permits to drill into shallow gas sand formations on Federal land held with Quaneco and would be converted to production status upon receiving approval from the Montana Board of Oil and Gas. These wells would evaluate potential CBM production as well as conventional gas. Regarding other acreage held with Quaneco in Montana, the State of Montana may lift its moratorium for CBM wells on private and state ground in Montana, and start issuing new permits on these lands in Spring 2002 (a voluntary moratorium is currently in place for wells on private and state ground in Montana). We have not determined to what extent we will participate in this procedure, and are evaluating how best to protect our position to have reasonable exploration for CBM wells proceed on state and fee ground. We have permits in place until Spring 2002 in order to conduct exploration in expectation that commercial production will be approved on completion of the EIS and EA.

         In August 2001, Montana and Wyoming announced an agreement for water quality officials in both states to coordinate monitoring of water flows in the Powder River and Little Powder River drainages, to determine the impact of coalbed methane well water production on river water. Although usually well water is potable, it may contain high sodium absorption ratios which can impair use of the water for irrigation purposes in clay-based soils. The respective agencies will propose regulations to establish thresholds for potential pollutants and require strict monitoring by local water quality officials. If test results indicate some well water flows adversely impact river water quality, operators could be required to put the water flow into holding ponds or take other steps to eliminate or reduce water flows or pollutants in the water. Implementation of the agreement is expected to benefit continued coalbed methane development in these areas by opening up the water discharge permitting process in the affected areas. Currently, we don't have acreage which would be impacted by these regulations but future acreage could be acquired in the affected areas.

         GATHERING AND TRANSMISSION OF CBM GAS

         Companies involved in CBM production generally outsource their gas gathering, compression and transmission. We intend to outsource compression and gathering needs as well, possibly on a competitive basis with transmission companies in the immediate area. Negotiations with various transmission companies have been initiated in order to better manage future capital investment, but no contracts have been signed to date.

         Coalbed methane production growth in the Powder River Basin has historically been impeded by a shortage of gathering system capacity and transport capacity out of the Basin. However, two large diameter gathering pipelines were completed in September 1999 and a third was ready for service in early 2000. The two completed pipelines will provide an additional 900 million cubic feet, (MMcf), of daily gas capacity as set forth below:

         Fort Union Gas Gathering, LLC's 106-mile, 24" gathering pipeline, commenced operations September 1, 1999, with an initial capacity of 450 MMcf per day; and

         Thunder Creek Gas Services, LLC's 126-mile, 24" gathering pipeline, commenced operations September 1, 1999, with an initial capacity of 450 MMcf per day.

         Additionally, CMS Energy's 110-mile, Big Horn Gas Gathering pipeline, that connects to the northern terminus of the Fort Union pipeline, is continuing to be expanded in length and has an initial capacity of 256 MMcf per day which can readily be upgraded to 500 MMcf per day with the addition of booster compression. Further, on June 19, 2000, Big Horn Gas Gathering announced the extension of its pipeline to serve producers in the Sheridan area. This 50+ mile extension will place a 20" high pressure pipeline within 5 miles of the Montana border and within close proximity to the development planned by RMG, CCBM, and Quantum on their Kirby Prospect area.

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

OTHER OIL & GAS PROPERTIES

         FORT PECK LUSTRE FIELD (MONTANA). We operate a small oil production facility (three wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana. We receive a fee based on oil produced. This fee and other assets of the Company collateralize a $750,000 line of credit from a bank.

MINERALS - URANIUM

         GENERAL. We have interests in several uranium-bearing properties in Wyoming and Utah and in a uranium processing mill in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium- bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, we could develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. However, until uranium oxide prices improve significantly, all of the uranium properties are in a care and maintenance mode, meaning work is performed to keep the assets in stand-by mode and ready for later activity and permitting work is done as needed (monitoring and reporting) to keep existing permits in effect.

         SHEEP MOUNTAIN - WYOMING

         Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From December 21, 1988 to June 1, 1998, these assets were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, USECC received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The Judgment against Nukem impressing the CIS uranium supply contracts in constructive trust with SMP remain in dispute. See "Legal Proceedings." The Sheep Mountain Mines 1 and 2 were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

THE PROPERTY INTERESTS OF USE IN UTAH THROUGH PLATEAU RESOURCES LIMITED ("PLATEAU") ARE:

         Plateau Resources Limited is a wholly-owned subsidiary of USE. However, Crested owns an interest in any future cash flows of Plateau. See "Plateau Shootaring Canyon Mill" below.

         The Tony M Mine properties contains underground uranium deposits in San Juan County, Utah, and are located partially on Utah State leases.

         Plateau is the lessee of the Tony M Mine properties and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M mine was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M Mine was in production (while Plateau was owned by CPC), it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill. In addition, low grade uranium ore was stockpiled at the Tony M Mine and at the Shootaring Mill.

         Plateau also acquired the Velvet Mine and the nearby Woods Complex in the Lisbon Valley area in southeastern Utah. The Velvet Mine was fully developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The Woods Complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Woods Mine. The Woods Mine property is not permitted, but we do not expect difficulty in obtaining a new permit, should we seek one, because the surface facilities would occupy the site that has been disturbed from previous operations.

THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT

         GMMV. In fiscal 1991, USE and USECC entered into an agreement to sell 50 percent of their interests in the Green Mountain uranium claims, and certain other rights, to Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company is a subsidiary of Rio Tinto plc, formerly RTZ plc of London. In consideration of the sale to Kennecott, we received $15,000,000 cash (USE's share was $12,600,000 and the balance was Crested's), and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures pursuant to Management Committee budgets. At the same time USE and USECC (the "USE Parties) and Kennecott formed the GMMV and entered into a joint venture agreement (the "GMMV Agreement") to develop, mine and mill uranium ore from the Green Mountain Claims, and market uranium oxide. For detailed explanation of the GMMV agreement, please see Crested's. 1999 Form 10-K at pages 6 and 7, and footnote F to the financial statements.

         The GMMV holds 521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine)., are held by the Green Mountain Mining Venture ("GMMV"), which until September 11, 2000 was owned 50% by Kennecott and 50% by USE and USECC.

         In fiscal 2000, Kennecott filed a lawsuit to dissolve the GMMV and Crested and the USE Parties counterclaimed for damages. This lawsuit was settled on September 11, 2000. Kennecott paid USECC $3,250,000 to acquire all of our (and USE's and USECC's) interest in the GMMV, its properties and the Sweetwater Uranium Mill (with certain exceptions), and all parties' claims in the lawsuit have been dismissed. Kennecott also assumed all reclamation and other liabilities associated with the GMMV, its properties, the Sweetwater Mill and all liabilities associated with the GMMV since its inception, including the historical liabilities associated with the Sweetwater Mill prior to its acquisition by the GMMV. We and USE together have retained a 4% net profits royalty in any future uranium oxide produced from the GMMV mining claims through the Sweetwater Mill (currently in a standby mode and not operational).

         The ion exchange facility on the Sheep Mountain properties will not be transferred to Kennecott, nor will the cleanup liabilities associated therewith be assumed by Kennecott. However, we (and USE) and Kennecott have agreed to cooperate in the disposal of the facility into the Sweetwater Mill's disposal and impoundment areas. Also, certain items of mining equipment held by the GMMV were assigned to us and were removed from the GMMV properties in fiscal 2001.

         At such time as Kennecott has completed necessary reclamation work on the Green Mountain unpatented lode mining claims (including the Round Park uranium deposit proposed to be mined through the Jackpot Mine) Kennecott may quit claim all such mining claims to USE, Crested and USECC, as well as certain equipment currently being used at the mine (including a compressor and standby generator). Kennecott plans to keep the Sweetwater Mill.

         PROPERTIES

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

         The Round Park (Jackpot) mining claims, previously owned by USE before formation of the GMMV, contain deposits of uranium which have been estimated to contain 52,000,000 pounds of U3O8; the grade averages 4.6 pounds of U3O8 per ton of mineralized material. The GMMV had planned to mine this mineralized material from two decline tunnels (-17 percent slope) in the Jackpot Mine driven underground from the south side of Green Mountain. The first of several mineralized horizons in the Round Park deposits, is about 2,300 feet vertically down from the surface of Green Mountain. This work was halted in July 1998.

         PLATEAU'S SHOOTARING CANYON MILL

         ACQUISITION OF PLATEAU RESOURCES LIMITED ("PLATEAU"). In August 1993, USE purchased from Consumers Power Company ("CPC"), all of the outstanding stock of Plateau which owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah (the "Shootaring Mill") for a nominal cash consideration. The Shootaring Mill holds a source materials license from the NRC. In the purchase of the stock from CPC, USE agreed to various obligations, as disclosed in USE's 1998 Form 10-K at pages 15 and 16. Subsequent to the closing of the acquisition, USE and Crested agreed that after Plateau's unencumbered cash had been depleted, USE and Crested each would assume one-half of Plateau's obligations, and share equally in Plateau's operating cash flows, pursuant to the USECC Joint Venture. For detailed explanation of the transaction, please see Crested's 1998 Annual Report on Form 10-K at page 13.

         SHOOTARING MILL AND FACILITIES. The Shootaring Mill is located in southeastern Utah and occupies 19 acres of a 265 acre plant site. The mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer of 1982. In 1984, Plateau placed the mill on standby because CPC had canceled the construction of an additional nuclear energy plant.

         Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine. Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond, the NRC issued the new license on May 2, 1997. Plateau has a cash bond in favor of the NRC in the amount of $8,511,200 plus an additional $1,136,800 in government securities for bonding future reclamation.

         Plateau obtained approval of a water control permit for the tailings cell from the Utah Water Control Division and is awaiting the NRC's review of the operating license conditions so Plateau can continue with construction of tailing facilities if it so desires.

         TICABOO TOWNSITE

         Plateau owns Canyon Homesteads, Inc., a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the Shootaring Mill. The townsite includes a motel, restaurant, lounge, convenience store and single family, mobile home and recreational vehicle sites (all with utility access), located on a State of Utah lease near Lake Powell, and is being operated as a commercial enterprise. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo Townsite whereby the State will convey fee title portions of the Townsite lease to Canyon on a sliding scale basis as they are sold. USE and Crested are developing the Townsite in limited fashion and are selling home and mobile home sites.

         SHEEP MOUNTAIN PARTNERS ("SMP")

         SMP PARTNERSHIP. In February 1988, USECC acquired uranium mines, mining equipment and mineralized properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. These Crooks Gap mining properties are adjacent to the Green Mountain uranium properties. USECC mined and milled uranium ore from one of the underground Sheep Mines during fiscal 1988 and 1989. Production ceased in fiscal 1989 after SMP was formed, because uranium could be purchased from the spot market at prices below the mining and milling costs of USECC. In December 1988, USECC sold 50 percent of the interests in the Crooks Gap properties to Nukem's subsidiary Cycle Resource Investment Corporation ("CRIC") for cash. The parties thereafter contributed the properties to and formed Sheep Mountain Partners ("SMP"), in which USECC received an undivided 50 percent interest. SMP is a Colorado general partnership formed on December 21, 1988, between USECC and Nukem, Inc. then of Stamford, CT ("Nukem") through its wholly-owned subsidiary CRIC. Each group provided one-half of $315,000 to purchase equipment from Western Nuclear, Inc.; USECC also contributed its interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions. Nukem is a uranium brokerage and trading concern.

         SMP was directed by a management committee, with three members appointed by USECC and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation. During fiscal 1991, disputes arose between the SMP partners which resulted in litigation. See
Item 3, Legal Proceedings.

         PROPERTIES. Until June 1, 1998, SMP owned 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. In connection with a partial settlement of litigation/arbitration between USECC and Nukem/CRIC, SMP conveyed these mineral properties and equipment to USECC. Any future production from the properties will continue to be subject to sliding-scale royalty payable to Western Nuclear, Inc. (1% to 4% on recovered uranium concentrates). As of the filing date of this Annual Report, USE , Crested and/or USECC own 98 unpatented lode mining claims and a 644 acre Wyoming State Mineral Lease in the Crooks Gap area.

         An ion exchange plant is located on the properties which can be used to remove natural soluble uranium from mine water. USECC began reclamation of this facility during the first quarter of fiscal 2002. The plant is being disposed of at the Sweetwater Mill impoundment facility (see above).

         PERMITS. Permits to operate existing mines (now in care and maintenance status) on the Crooks Gap properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, a NPDES water discharge permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. During the past two years, USECC did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the USECC McIntosh Pit.

         URANIUM MARKET INFORMATION.

         URANIUM SPOT MARKET. Uranium restricted spot prices were $8.75/lb. U3O8 on June 30, 2001, an increase of 8% from $8.10 at June 30, 2000. During the first half of 2001, total spot market volume was approximately 7 million pounds U308 which was about the same volume as the first quarter of 2000.

         URANIUM LONG-TERM MARKET. The long-term market has been active in 2001 with the long-term contracts reported by market analysts to have exceeded 35 million pounds of U3O8 during the first half of 2001. The uranium price indicator published by Tradetech was at $10.00 per pound U3O8 at June 30, 2001, up from the $9.75 at beginning of the second quarter of 2001.

         GOLD

         SUTTER GOLD MINE (CALIFORNIA)

         SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in the underground Sutter Gold Mine and related properties (the "SGM") located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project is now owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"), a majority-owned subsidiary of USE and a company owned 3.2% by Crested.

         SGMC has a plan to put the SGM into production. However, implementation of this plan will require substantial capital financing. Persistent low prices for gold have made financing difficult, and in fiscal 1999 resulted in a substantial write down of the SGMC assets. See "Managements Discussion and Analysis of Financial Condition and Results of Operations" for fiscal 1999.

         Due to the depressed gold price and lack of available funding, SGMC has deferred the start of construction of a 1,000 ton-per-day gold mill complex and development of the underground mine. The tourist visitor's center has been leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. There is one caretaker employee at the Sutter operation. Except for limited infrastructure improvements in 2000, the assets are in a care and maintenance mode and the exploration permits are being kept current as necessary with the current thinking of moving the project from a "large" mine to that of a smaller ton per day operation.

         PROPERTIES. SGMC holds approximately 216 acres of surface and mineral rights (owned), 54 acres of surface rights (owned), 55 acres of surface rights (leased), 154 acres of mineral rights (leased), and 366 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 mile outside of Sutter Creek.

         Surface and mineral rights holding costs will be approximately $90,000 from June 1, 2001 through May 31, 2002. Property taxes for fiscal 2001 are estimated to be $30,000.

         The leases are for varying terms, and require rental fees, advance production royalties, real property taxes and insurance.

         PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional Use Permit ("CUP") allowing mining of the SGM and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of the mine and mill facilities in stages as the project gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course. In August and September 1998, the Amador County Board of Supervisors certified the Final Subsequent Environmental Impact Report ("FSEIR") and approved all of the amendments requested by SGMC. Amendments to the CUP will remove two tailings dams, eliminate the need to use cyanide on-site, and eliminate mine related traffic on two county roads. The certification and decision has been challenged in a lawsuit filed by a local citizens' group, currently under appeal, see "Legal Proceedings."

         VISITOR'S CENTER. In fiscal 2000, SGMC spent approximately $298,000 for surface infrastructure related to improving access to the mine site, and to a lesser extent tourist related improvements. The visitors center is being operated by a third party.

         MOLYBDENUM

         As a holder of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE and Crested are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent. AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993 and was acquired later by Phelps Dodge) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties of USE and Crested.

         Advance royalties are paid in equal quarterly installments until: (I) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to USE and Crested. The advance royalty payments reduce the operating royalties (6% of gross production proceeds) which would otherwise be due out of production. There is no obligation to repay the advance royalties if the property is not placed in production. Phelps Dodge ceased making the quarterly installments in July 2001.

         The Agreement with AMAX also provides that USE and Crested receive $2,000,000 when the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE and Crested are to receive 15% of the first $25,000,000 received by AMAX. USE and Crested have asserted that the acquisition of Cyprus Amax by Phelps Dodge would entitle USE and Crested to such payment, and that position has been presented to Phelps Dodge, the successor company to Cyprus Amax. This position has been rejected by Phelps Dodge and USE and Crested are considering remedies. USE recognized $108,500, $132,600 and $150,600 of revenues in fiscal 2001, 2000 and 1999 related to this royalty interest.

         COMMERCIAL OPERATIONS

         REAL ESTATE AND OTHER COMMERCIAL OPERATIONS. We own varying interests, alone and with USE, in affiliated companies engaged in real estate, and other commercial businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. (through Plateau). Activities of these and other subsidiaries in the business sectors include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming (until recently) and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.

         WYOMING. USE and Crested own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to affiliates, nonaffiliates and government agencies; the second floor is occupied by the USE and Crested. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties.

         USE and Crested (through WEA) also owns a fixed base aircraft operation, with fuel sales, and aircraft maintenance, at the Riverton Regional Airport, including a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This operation is located on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years.

         USE and Crested also own 17 semi-developed lots on 26.8 acres and 63 acres of undeveloped land near the Riverton Regional Airport, and three mountain sites covering 16 acres in Fremont County, Wyoming.

         USECC owned various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming, where about 130 people presently live. USECC sold these properties during May 2001.

         COLORADO. In connection with the AMAX transaction on the Mt. Emmons molybdenum properties near Crested Butte, Colorado, USECC acquired an option from AMAX (later Cyprus Amax) to purchase approximately 57 acres for $200,000 in Mountain Meadows Business Park, Gunnison, Colorado. See "Minerals - Molybdenum" above. The property was zoned commercial and industrial, and is adjacent to Western State College. In fiscal 1995, USECC and Cyprus Amax agreed to exercise the option by USE and Crested agreeing to forego six quarters of advance royalties from Cyprus Amax (the option purchase price was $200,000), plus payment of certain expenses i.e. real property taxes from 1987 and other expenses amounting to $19,358. Thereafter, USE and Crested signed option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado.

         Although initial payments on the option agreements were received, the developer is in default on the balance. In July 1998, USE filed a lawsuit seeking recovery of the balance owing on promissory notes and contracts. See "Item 3 - Legal Proceedings."

         UTAH PROPERTIES. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see "Minerals - Uranium-Shootaring Canyon Mill - Ticaboo Townsite" above). In fiscal 1995, USE acquired the minority interest in the joint venture from a nonaffiliate.

         Commercial operations are not dependent upon a single customer, or a few customers, the loss of which would have a materially adverse effect on the Company.

                            RESEARCH AND DEVELOPMENT

         No research and development expenditures have been incurred, either on the Company's account or sponsored by customers, during the past three fiscal years.

                                  ENVIRONMENTAL

         GENERAL. Operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming, Wyoming's mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations also impact us. Similar laws and regulations in California affect SGMC operations and in Utah laws and regulations effect Plateau's operations.

         Management believes the Company complies in all material respects with existing environmental regulations.

         CROOKS GAP. An inoperative ion exchange facility at Crooks Gap currently holds a NRC license for possession of uranium operations byproducts. USE applied to the NRC for permission to decommission and decontaminate the plant, dispose low level waste into the Sweetwater Mill tailings cell, which is currently underway and is anticipated to be completed in September 2001.

         OTHER ENVIRONMENTAL COSTS. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air
Act), and conditions encountered in minerals exploration and mining. USE and Crested do not anticipate that expenditures to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on the competitive position of the Company.

                                    EMPLOYEES

         Crested has no full-time employees. Payroll expense has been shared by USE and Crested since 1981. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE accordingly. USE had 55 full-time employees as of August 26, 2001.

                              MINING CLAIM HOLDINGS

         TITLE. Nearly all the uranium mining properties held by the GMMV, USE, Crested, USECC and Plateau are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged.

         RMG's properties and mineral leases of BLM, state and fee lands require annual cash payments of approximately $233,000 during fiscal 2002. RMG is obligated for $48,900 of this amount to keep the leases in effect.

         PROPOSED FEDERAL LEGISLATION. The U.S. Congress has, in legislative sessions in recent years, actively considered several proposals for major revision of the General Mining Law, which governs mining claims and related activities on federal public lands. If any of the recent proposals become law, it could result in the imposition of a royalty upon production of minerals from federal lands and new requirements for mined land reclamation and other environmental control measures. It remains unclear whether the current Congress will pass such legislation and, if passed, the extent such new legislation will affect existing mining claims and operations. The effect of any revision of the General Mining Law on operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase the carrying costs of mineral properties which are located on federal unpatented mining claims, and could increase both the capital and operating costs for such projects and impair the ability to hold or develop such properties.

                            ITEM 3. LEGAL PROCEEDINGS

         Material pending proceedings are summarized below. Other proceedings which were pending in fiscal 2000 have been settled or otherwise finally resolved.

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

         In 1991, disputes arose between USE/Crested, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado) in Civil No. 91B1153. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed both the arbitration proceedings and the State Court case. In February 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association ("AAA"), for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

         The AAA panel (the "Panel") entered an Order and Award (the "Order") in April 1996 and clarified the Order on July 3, 1996, finding generally in favor of USE and Crested on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium); in favor of Nukem/CRIC and against USE and Crested on certain other claims, and imposing a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS republics. USECC filed a petition for confirmation of the Order and on June 30, 1997, and the U.S. District Court confirmed the Order in its Second Amended Judgment (the "Judgment"). Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("CCA").

         A three judge panel of the 10th CCA issued an Order and Judgment on October 22, 1998, which unanimously affirmed the Federal District Court's Second Amended Judgment without modification. The ruling affirmed (I) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and
(ii) the damage award against Nukem/CRIC. As a result of the ruling of the 10th CCA, USE and Crested received an additional $6,077,264 (including interest and court costs) from Nukem in February 1999 for a total net monetary award of $15,468,625 in the arbitration/litigation, and equitable relief in the form of USE's and Crested's interest in SMP, which holds the constructive trust over the CIS contracts. Nukem/CRIC filed two motions for entry of final satisfaction of Judgment. The U.S. District Court denied both motions, Nukem again appealed to the 10th CCA, which again affirmed the District Court's ruling, and held that Nukem/CRIC had not demonstrated that the Judgment had been satisfied because they had not provided USECC with an accounting of the partnerships assets.

         In February 2001, the U.S. District Court appointed a Special Master to determine the amounts, if any, owed by Nukem to SMP pursuant to the constructive trust. The Special Master entered an Order on July 2, 2001 regarding the formulation of an accounting plan. The District Court has set a hearing for October 5, 2001 on the status of the accounting.

CONTOUR DEVELOPMENT LITIGATION

         On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. Discovery has been completed and the final pretrial conference is scheduled for October 2, 2001, when the court will schedule the trial date. Trial is expected in early 2002.

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

         In 1997 and 1998, SGMC proposed amendments to the CUP for a new design of the SGM which would lower its environmental impact by reducing traffic, potentially eliminating the use of cyanide on-site, and removing two large tailings dams which would have been built to hold mine and mill waste. The new design also would significantly reduce capital and operating costs for the mine/mill complex, but cover more land for waste disposal and other purposes. The certification and approval by the Amador County Planning Commission of the Final Subsequent Environmental Impact Report ("FSEIR") and CUP amendments on July 14, 1998 was appealed (by a local citizens project opposition group) to the Amador County Board of Supervisors. In August and September 1998, the Board of Supervisors certified the FSEIR and approved the amendments to the CUP.

         On September 28, 1998, a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenges the actions of Amador County and its Board of Supervisors in certifying the FSEIR and approving the amended CUP. A hearing was held on June 7, 1999 and the Court denied all claims by the plaintiffs Concerned Citizens who appealed the decision. Oral arguments were made to the appellate court on August 20, 2001 and a decision is expected soon.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A meeting of shareholders was held at the Company's offices at 877 N. 8th W., Riverton, WY on Friday, December 8, 2000 commencing at 10:00 a.m.

         The only matter for shareholder consideration was the election of five directors (John L. Larsen, Max T. Evans, Daniel P. Svilar, Michael D. Zwickl and Kathleen R. Martin), and they were so elected to serve until the next annual meeting and until their successors are qualified.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

         The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of USE who are not also directors.

         ROBERT SCOTT LORIMER, age 50, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both of these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market information.
         ------------------

         The principal trading market for the Registrant's Common Stock, $.001 par value, is the over-the- counter market. Prices are reported by the National Quotation Bureau on Pink Sheets. The range of high and low bid quotations for the Common Stock is set forth below for each quarter in the two most recently completed fiscal years. Retail markup or markdown, or commissions, are not reflected.

                                                   High          Low
                                                   ----          ---

         Fiscal year ended May 31, 2001
         ------------------------------
              Fourth quarter ended 5/31/01         $0.50        $0.26
              Third quarter ended 2/28/01           0.38         0.13
              Second quarter ended 11/30/00         0.25         0.11
              First quarter ended 8/31/00           0.25         0.15

         Fiscal year ended May 31, 2000
         ------------------------------
              Fourth quarter ended 5/31/00         $0.32        $0.15
              Third quarter ended 2/29/00           0.45         0.20
              Second quarter ended 11/30/99         0.45         0.20
              First quarter ended 8/31/99           0.50         0.34

(b)      Holders.

         (b)(1) At August 24, 2001 there were 1,772 stockholders of record for Crested common stock.

         (b)(2)  Not applicable.

(c) Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested's present or future ability to pay cash dividends, however, Crested intends to retain any earnings in the near future for operations.

(d) During the year ended May 31, 2001, Crested issued 40,000 shares of its Common Stock to its outside directors for services rendered.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                      May 31,
                                 -----------------------------------------------------------------------------
                                      2001           2000             1999            1998            1997
                                      ----           ----             ----            ----            ----

Current assets                   $      3,200    $      3,000    $     46,600    $     32,000    $     11,300
Current liabilities                 5,740,200      10,230,200       7,015,200       6,545,100       6,021,400
Working capital                    (5,737,000)    (10,227,200)     (6,968,600)     (6,513,100)     (6,010,100)
Total assets                        6,221,100       6,495,800       4,742,200       9,431,900       5,699,100
Long-term obligations(1)              964,000         964,000         725,900         725,900         725,900
Shareholders' equity/(deficit)       (493,200)     (4,742,300)     (1,822,500)        117,200      (1,092,300)

(1) Includes  $748,400 of accrued  reclamation  costs on uranium  properties for fiscal 2001;  $748,400 for 2000;
and $725,900 for each of fiscal 1999,  1998 and 1997, respectively.

                                                            For Years Ended May 31,
                               ------------------------------------------------------------------------------------
                                    2001             2000              1999             1998             1997
                                    ----             ----              ----             ----             ----

Revenues                       $  3,891,500      $     73,100     $      86,800     $    270,800     $    181,800
Income (loss) before
   equity in loss of
   affiliates and
   income taxes                   3,702,400          (194,600)         (786,100)          58,500         (623,700)
Equity in (loss) gain
   of affiliates                 (2,496,700)       (5,085,200)       (1,165,600)       1,151,000       (1,046,600)
                               ------------      ------------     -------------     ------------     -------------

Net income (loss)              $  1,205,700      $ (5,279,800)    $  (1,951,700)    $  1,209,500    $  (1,670,300)
                               =============     ============     =============     ============    =============

Net income (loss)
   per share                   $        .12      $       (.51)    $        (.19)    $        .12    $        (.16)
                               =============     ============     =============     ============    =============

Cash dividends per share       $        -0-      $        -0-     $          -0-    $       -0-     $         -0-
                               =============     =============    ==============    ============    ==============


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

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2001, we had a working capital deficit of $5,737,000 as compared to a working capital deficit of $10,227,200 as of May 31, 2000. This reduction in the working capital deficit of $4,490,200 was primarily due to the settlement of the litigation with Kennecott, which resulted in the recognition of $2,000,000 of deferred revenue, and the reduction of debt to our parent company U.S. Energy Corp. ("USE").

         As a result of the settlement with Kennecott, we were able to recognize $2,000,000 in revenues which had previously been carried as a deferred purchase option. This is a non-cash reduction of the working capital deficit as we had received the cash from the deferred purchase option in a previous period. The other major reduction in the working deficit balance was the retirement of $3,000,000 in debt to USE by issuing 6,666,666 shares of our common stock to USE. These amounts plus the increase in cash of $200, less the increase in debt to USE of $510,000 during the year, resulted in the net change in working capital deficit of $4,490,200.

         Although operations resulted in net income of $1,205,700, the majority of this net income came as a result of the non-cash recognition of the $2,000,000 deferred purchase option from Kennecott. Operations did generate cash from the receipt of advance royalties on the Mt. Emmons property of $60,300; interest of $200; a cash payment of $1,566,400 from the GMMV litigation settlement, and $264,600 from the sale of certain real estate property in Colorado.

         Investing activities consumed $2,221,800 during fiscal 2001. We invested an additional $1,076,200 in Rocky Mountain Gas, Inc. ("RMG") and $1,141,600 in USECB. These investment amounts were offset by equity losses of $2,210,600 and $286,100 in USECB and RMG, respectively for a net decrease in investments of $278,900. This decrease in investments was offset by an increase in miscellaneous other investments. Other activities in investing activities were proceeds from the sale of assets of $138,500.

         Financing activities generated $510,000 in cash as a result of increased debt to USE.

         During fiscal 2001, 40,000 shares of restricted common stock, at market, were issued to our outside directors as non-cash compensation.

CAPITAL RESOURCES

         The primary source of the Company's capital resources are cash on hand; a line of credit, and the continued reliance on USE to fund our portion of costs associated with operations and general and administrative activities.

         We, jointly with USE, have a $750,000 line of credit with a commercial bank. The line of credit is secured by certain of our joint real estate holdings and equipment. At the date of this report, the line of credit had been drawn down by $350,000. The line of credit is being used for short term working capital needs associated with operations.

         The capital resources at May 31, 2001, will not be sufficient to provide funding for the maintenance of our gold and uranium properties and the planned development of our coalbed methane gas properties. Our subsidiary, RMG, is seeking additional equity or industry partner financing arrangements to develop its coalbed methane properties.

CAPITAL REQUIREMENTS

         The primary requirements for our working capital during fiscal 2002 are expected to be development of coalbed methane properties; the cost of maintaining our uranium properties; the SGMC gold properties holding costs, and general and administrative costs. Should USE elect not to fund our portion of the operations, our capital requirements will be significantly reduced. However, if USE does elect to provide such funding, we will be further indebted to USE, which ultimately could result in our paying that debt by issuing more stock to USE, or by a reduction of our ownership interests in the subject subsidiaries.

                    DEVELOPMENT OF COALBED METHANE PROPERTIES

         The majority of the fiscal 2002 development costs associated with the coalbed methane properties of RMG has been funded through third party contracts that RMG entered into. Under one of these agreements, as to properties drilled that are owned only 50% by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining parties, if they don't participate. Should we be required to fund any non-participating entities portion of the development programs, there is a back-in provision on each property which gives RMG a disproportionate amount of the production revenues until our costs and additional amounts are recovered before the non-participating parties begin to receive production funds.

                         MAINTAINING URANIUM PROPERTIES

         SMP URANIUM PROPERTIES

         The care and  maintenance  costs  associated  with the  Sheep  Mountain uranium mineral properties, of which we are responsible for 50%, were approximately $33,300 per month during fiscal 2001. We continue to implement cost cutting measures to reduce the holding cost while at the same time preserve the asset. We are obligated to reclaim the GMIX plant which was used to extract uranium from mine waters. We have begun the process of reclamation and are dismantling and moving the GMIX plant to the Sweetwater Mill which was an asset of the GMMV, but is now owned by Kennecott. It is anticipated that the reclamation will be completed during the second quarter of fiscal 2002. Costs of such reclamation are dependent on the work that maybe required by the regulatory agencies as the project progresses.

         PLATEAU RESOURCES URANIUM PROPERTIES

         We are contractually obligated to fund 50% of the cash requirements of Plateau and also share in 50% of any cash receipts of Plateau. USE is responsible for the other 50%. Plateau owns the Ticaboo townsite, motel, convenience store, boat storage, restaurant and lounge. Prior to fiscal 2002, we operated all of these entities. A decision was made to lease out all but the motel operations during fiscal 2002. This decision relieved us of the obligation and expense of employees, inventory and risk of loss.

         Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon Uranium Mill. We are pursuing alternative uses for these properties including the potential sale of the uranium mill.

         SUTTER GOLD MINING COMPANY GOLD PROPERTIES

         Due to the depressed market price of gold, the development of the gold properties has been deferred into the future. SGMC developed a tourism business at the properties until such time as the price for gold recovers. We have determined to lease out the tourism business to a third party. The revenues received from the lease cover a majority of our holding costs associated with the mining property. We have one employee at the SGMC properties to preserve the core assets and properties. SGMC is in the process of evaluating the potential of selling certain of the non essential land positions that it has acquired in developing a mine plan. We are obligated to fund 11% of the costs associated with SGMC.

                                  DEBT PAYMENTS

         As a result of USE funding our obligations, we are indebted to USE in the amount of $5,740,200 as of May 31, 2001. At May 31, 2000, we were indebted to USE in the amount of $8,230,200. We became further indebted to USE during fiscal 2001 in the amount of $510,000. We negotiated with USE on the retirement of the debt during fiscal 2001. USE agreed to take 6,666,666 shares of our common stock valued at $3,000,000 as partial retirement of the debt due USE. If we are not able to generate cash flows or continue to negotiate favorable terms with USE, it is uncertain how we will retire this debt.

                            FEDERAL INCOME TAX ISSUES

         The tax years through May 31, 1996 are closed after audit by the IRS.

                                RECLAMATION COSTS

         With the exception of any amounts that may become needed in excess of the cash bond on the GMIX reclamation project, it is not anticipated that any of our working capital will be used in fiscal 2002 for the reclamation of any of our mineral property interests. The reclamation obligations are long term and are either bonded through the use of cash bonds or the pledge of assets.

         The  reclamation   liability  on  the  Plateau  uranium  properties  is
$7,382,100. This liability is fully funded by cash investments which are recorded as long term restricted assets within Plateau.

         The reclamation costs of the Sheep Mountain properties are $1,496,800, $748,400 of which is reflected on the Company's balance sheets and are covered by a reclamation bond which is secured by a pledge of certain of our real estate assets.

         The reclamation of SGMC gold properties is approximately $27,900. This reclamation obligation is bonded with a cash bond.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

         Revenues for the fiscal year ended May 31, 2001, increased significantly to $3,891,500 from revenues for the fiscal year ended May 31, 2000 of $73,100. This increase was as a result of the recognition of the litigation settlement with Kennecott. Of the $3,566,400 recognized as revenues, $2,000,000 was a non-cash recognition of a deferred purchase option. This purchase option was paid in cash 1997 by Kennecott. The balance of the revenues recognized as litigation settlement of $1,566,400 is the cash portion of the payments made by Kennecott, net of accounts receivable for operations at the GMMV properties.

         Other revenues increased by $259,600 to $264,600. These revenues reflect the sale of certain Colorado real estate holdings.

         Costs and expenses decreased by $78,600 during fiscal 2001 from fiscal 2000. This decrease was as a result of a reduction of staff and the curtailment of activities. The other increase in net income was a reduction of equity losses of affiliates of $2,588,500.

         Operations for fiscal 2001, resulted in net income of $1,205,700, or $0.12 per share fully diluted, as compared to a loss of $5,279,800, or $0.51 per share fully diluted, for fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

         There was a reduction of revenues of $13,700 to $73,100 during fiscal 2000 from the revenues recognized during fiscal 1999. The major reduction in revenues was a reduction in mineral revenue of $9,300. This reduction was because of no uranium deliveries being made during fiscal 2000.

         Costs and expenses were reduced from $872,900 in fiscal 1999 by $605,200 to $267,700 in fiscal 2000. This reduction was primarily as a result of no impairment on investments being taken during fiscal 2000 while an impairment of $651,000 was taken on investments in fiscal 1999. General and administrative expenses increased by $45,800 during fiscal 2000 to $267,700. This increase was due primarily to increased staff to participate in the contract drilling and construction activities. Another decrease in net income was an increase in the equity in loss of affiliates of $3,919,600 during fiscal 2000.

         Operations resulted in a loss of $5,279,800 or $0.51 per share fully diluted as compared to a loss of $1,951,700 or $0.19 per share fully diluted during fiscal 1999.

FUTURE OPERATIONS

         We have generated losses in two of the last three years, as a result of holding costs and permitting activities in the mineral segment along with impairments of mineral assets. We have maintained some of our investments in gold and uranium properties that continue to generate no operating revenues. These properties require expenditures for items such as permitting, care and maintenance, holding fees, corporate overhead and administrative expenses. Success in the minerals industry is dependent on the price that a producer can receive for its minerals. We cannot predict what the long term price for gold and uranium will be and therefore cannot predict when, or if, we will generate net income from these operations. We believe we have sufficient capital resources to maintain our mineral properties on a standby basis through fiscal 2002. Development activities of the mineral properties and expansion of commercial operations are dependent on the Company obtaining equity financing or commercial loans. It may also be necessary to generate cash through the sale of equipment or other assets.

         At May 31, 2001, we are committed to be in the coalbed methane business well into the future. Uranium prices and market projections are being evaluated. Decisions to liquidate part or all of the Company's uranium holdings are being considered. We are also evaluating our commitment to the gold business and at what time the price for gold may recover.

EFFECTS OF CHANGES IN PRICES

         Mineral operations are significantly affected by changes in commodity prices. As prices for a particular mineral increase, prices for prospects for that mineral also increase, making acquisitions of such properties costly, and sales advantageous. Conversely, a price decline facilitates acquisitions of properties containing that mineral, but makes sales of such properties more difficult. Operational impacts of changes in mineral commodity prices are common in the mining industry.

         NATURAL GAS. Our decisions to expand into the coalbed methane gas industry were predicated on the projections for natural gas prices. We believe that the energy demands of the United States of America will sustain natural prices at their current levels or higher during the foreseeable future.

         URANIUM AND GOLD. Changes in the prices of uranium and gold will affect our operational decisions the most. Currently, both gold and uranium are at historical low prices. We continually evaluate market trends and data. We do not plan to go forward with any additional development of our uranium and gold properties until the market price for these metals obtain and remain at profitable levels.

         MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect our operations during fiscal 2002. A significant and sustained increase in demand for molybdenum would be required for the development of the Mt. Emmons properties by Phelps Dodge since it has other producing mines.

ITEM 8.  FINANCIAL STATEMENTS

         Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Crested Corp.:

We have audited the accompanying balance sheet of CRESTED CORP. (a Colorado corporation) as of May 31, 2001 and the related consolidated statement of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. as of May 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses from operations prior to fiscal 2001. In addition, the Company has a working capital deficit of approximately $5,737,000 as of May 31, 2001, the substantial portion of which is owed to affiliated entities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 GRANT THORNTON LLP


Denver, Colorado,
July 27, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Crested Corp.:

We have audited the accompanying balance sheet of CRESTED CORP. (a Colorado corporation) as of May 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. as of May 31, 2000, and the results of operations and cash flows for each of the two years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company continued to experience significant losses from operations during fiscal 2000. In addition, the Company has a working capital deficit of approximately $10,227,200 as of May 31, 2000, the substantial portion of which is owed to affiliated entities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 ARTHUR ANDERSEN LLP


Denver, Colorado,
September 11, 2000

                                  CRESTED CORP.
                                  BALANCE SHEET
                                     ASSETS

                                                                          May 31,
                                                               ----------------------------
                                                                   2001            2000
                                                               -----------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                                   $     3,200     $     3,000

INVESTMENTS IN AFFILIATES                                        6,205,800       6,342,200

PROPERTIES AND EQUIPMENT:
   Machinery and equipment                                          10,000         467,600
   Developed oil properties, full cost method                      886,800         886,800
                                                               -----------     -----------
                                                                   896,800       1,354,400
   Less accumulated depreciation,
     depletion and amortization                                   (886,800)     (1,205,900)
                                                               -----------     -----------
                                                                    10,000         148,500
OTHER ASSETS:
     Other assets                                                    2,100           2,100
                                                               -----------     -----------
                                                               $ 6,221,100     $ 6,495,800
                                                               ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Deferred GMMV purchase option                             $       --      $  2,000,000
     Debt to affiliate                                            5,740,200       8,230,200
                                                               ------------    ------------
       Total current liabilities                                  5,740,200      10,230,200

COMMITMENT TO FUND EQUITY INVESTEES                                 215,600         215,600

RECLAMATION LIABILITY                                               748,400         748,400

COMMITMENTS AND CONTINGENCIES (Note K)

FORFEITABLE COMMON STOCK, $.001 par value;
   15,000 and 65,000 shares issued, forfeitable until earned         10,100          43,900

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value;
     100,000 shares authorized;
     none issued or outstanding                                        --              --
   Common stock, $.001 par value;
     20,000,000 shares authorized;
     17,073,330 and 10,316,664 shares
     issued and outstanding                                          17,200          10,400
   Additional paid-in capital                                    11,783,800       8,747,200
   Accumulated deficit                                          (12,294,200)    (13,499,900)
                                                               ------------    ------------
       Total shareholders' deficit                                 (493,200)     (4,742,300)
                                                               ------------    ------------
                                                               $  6,221,100    $  6,495,800
                                                               ============    ============


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  CRESTED CORP.
                            STATEMENTS OF OPERATIONS


                                                           Year Ended May 31,
                                             ---------------------------------------------
                                                2001              2000            1999
                                             ------------    -------------   -------------
REVENUES:
   Mineral revenues                          $     60,300    $     66,000    $     75,300
   Interest                                           200           2,100           1,500
   Litigation settlements, net                  3,566,400            --              --
   Management fees and other                      264,600           5,000          10,000
                                             ------------    ------------    ------------
                                                3,891,500          73,100          86,800

COSTS AND EXPENSES:
   General and administrative                $    189,100    $    267,700    $    221,900
   Write-off of investment in contingent
     stock warrant                                   --              --           651,000
                                             ------------    ------------    ------------
                                                  189,100         267,700         872,900
                                             ------------    ------------    ------------

INCOME (LOSS) BEFORE
   EQUITY IN LOSS OF AFFILIATES
   AND INCOME TAXES                             3,702,400        (194,600)       (786,100)

EQUITY IN LOSS OF AFFILIATES                   (2,496,700)     (5,085,200)     (1,165,600)
                                             ------------    ------------    ------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                 1,205,700      (5,279,800)     (1,951,700)

INCOME TAXES                                         --              --              --
                                             ------------    ------------    ------------

NET INCOME (LOSS)                            $  1,205,700    $ (5,279,800)   $ (1,951,700)
                                             ============    ============    ============

NET INCOME (LOSS)
   PER SHARE, BASIC AND DILUTED              $        .12    $       (.51)   $      (0.19)
                                             ============    ============    ============

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                          10,448,505      10,361,149      10,315,091
                                             ============    ============    ============

DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                          10,506,499      10,361,149      10,315,091
                                             ============    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT


                                             Common Stock          Additional                      Total
                                     -------------------------      Paid-In      Accumulated     Shareholders'
                                       Shares         Amount        Capital        Deficit         Deficit
                                       ------         ------     -------------  -------------   -------------

Balance, June 1, 1998                10,237,694   $     10,200   $  6,375,400   $ (6,268,400)   $    117,200

Issuance of stock to directors           46,970            100         11,900           --            12,000

Net loss                                   --             --             --       (1,951,700)     (1,951,700)
                                     ----------   ------------   ------------   ------------    ------------

Balance, May 31, 1999                10,284,664         10,300      6,387,300     (8,220,100)     (1,822,500)

Issuance of stock to directors           32,000            100         12,700           --            12,800

Unrealized gain from sale
   of investee stock                       --             --        1,121,300           --         1,121,300

Non-cash compensation
   paid by equity investee                 --             --        1,225,900           --         1,225,900

Net loss                                   --             --             --       (5,279,800)     (5,279,800)
                                     ----------   ------------   ------------   ------------    ------------

Balance, May 31, 2000                10,316,664         10,400      8,747,200    (13,499,900)     (4,742,300)

Issuance of stock
   to directors                          40,000           --            9,600           --             9,600

Issuance of stock
   to retire debt                     6,666,666          6,700      2,993,300           --         3,000,000

Forfeitable shares earned                50,000            100         33,700           --            33,800

Net income                                 --             --             --        1,205,700       1,205,700
                                     ----------   ------------   ------------   ------------    ------------

Balance May 31, 2001                 17,073,330   $     17,200   $ 11,783,800   $(12,294,200)   $   (493,200)
                                     ==========   ============   ============   ============    ============

Shareholders'  Deficit at May 31, 2001 does not include 15,000 shares  currently issued but forfeitable if certain conditions are not met by the recipients.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP.
                            STATEMENTS OF CASH FLOWS

                                                                       Year Ended May 31,
                                                          ------------------------------------------
                                                             2001            2000            1999
                                                          ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $ 1,205,700    $(5,279,800)   $(1,951,700)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Equity in loss of affiliates                         2,496,700      5,085,200      1,165,600
       Write-off of investment in
         contingent stock warrant                                --             --          651,000
       Deferred GMMV purchase option                       (2,000,000)          --             --
       Non-cash compensation                                    9,600         12,800         12,000
       Net changes in assets and liabilities                     --           69,500        (36,800)
                                                          -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                    1,712,000       (112,300)      (159,900)
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in affiliates                               (2,360,300)    (1,253,400)      (332,400)
   Proceeds from sale of property and equipment               138,500           --             --
                                                          -----------    -----------    -----------

NET CASH (USED IN)
    INVESTING ACTIVITIES                                   (2,221,800)    (1,253,400)      (332,400)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt to affiliates                   510,000      1,323,700        506,900
                                                          -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           200        (42,000)       (14,600)

CASH AND CASH EQUIVALENTS,
   Beginning of year                                            3,000         45,000         30,400
                                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
   End of year                                            $     3,200    $     3,000    $    45,000
                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                          $      --      $      --      $      --
                                                          ===========    ===========    ===========

   Income taxes paid                                      $      --      $      --      $     7,900
                                                          ===========    ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of common stock to directors
     for services rendered                                $     9,600    $    12,800    $    12,000
                                                          ===========    ===========    ===========

   Issuance of stock for affiliate debt                   $ 3,000,000    $      --      $      --
                                                          ===========    ===========    ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001


A.       BUSINESS ORGANIZATION AND OPERATIONS:

         Crested Corp. (the "Company" or "Crested") was incorporated in the State of Colorado on September 18, 1970. It engages in the acquisition, exploration, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and methane gas. Principal mineral interests are in uranium, coalbed methane, gold and molybdenum. However, none are producing at the present time. During fiscal 2000, the Company entered into the methane gas business. Currently, the Company also holds various real properties used in commercial operations. Most of these activities are conducted through the joint venture discussed below and in Note B.

         The Company and U.S. Energy Corp. ("USE"), an approximate 70.5% shareholder of the Company, were engaged in the standby and maintenance of two uranium properties, one a joint venture with Kennecott Uranium Company
("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second known as Sheep Mountain Partners ("SMP"). Both of these ventures have been involved in significant litigation (see Note K). All issues and disputes in the litigations have been resolved with the exception of certain marketing rights and the profits therefrom on certain CIS related uranium sales contracts. The resolution of the other issues resulted in the payment of cash to the Company and USE and the Company and USE receiving the SMP mineral properties and one uranium delivery contract. The remaining outstanding issue in the SMP litigation is the accounting relating to the constructive trust impressed on
Nukem's purchase contracts with three CIS republics. The litigation with Kennecott was settled on September 11, 2000. Sutter Gold Mining Company, a Wyoming corporation, manages the Company's and USE's interest in gold properties. Rocky Mountain Gas, Inc. ("RMG"), was formed in fiscal 2000 to consolidate all coalbed methane gas operations of the Company and USE. The Company owns and controls approximately 41% of RMG as of May 31, 2001.

         The Company has generated significant net losses prior to fiscal 2001 resulting in an accumulated deficit of approximately $12,294,200 at May 31, 2001. The Company also has a working capital deficit of approximately $5,737,000 at May 31, 2001 that includes $5,740,200 due to USE. The Company's cash balance increased from $3,000 at the prior year-end to $3,200 at May 31, 2001. At year-end, the Company does not have sufficient cash flows from operations or cash on hand to meet its obligations. All of these factors raise substantial doubt about the Company's ability to continue as a going concern during the upcoming year. The Company has historically relied on, and continues to rely on, advances from USE to fund its current operating requirements. It is uncertain whether this funding will continue. The Company and USE have recently reduced their staff to reduce overhead costs. The Company also has certain assets that are unencumbered that could be sold to generate cash. However, there can be no assurances that any funds generated will be sufficient to meet the Company's obligations as they come due or that Company assets could be liquidated in excess of their carrying values. The Company continues to believe that it will ultimately receive more cash from the final settlement of the SMP litigation. Nevertheless, there is no assurance that the Company will be successful in meeting its obligations during the upcoming year.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The Company adopted EITF 00-01, "Balance Sheet and Income Statement Display Under the Equity Method for Investments in Certain Partnerships and Other Unincorporated Joint Ventures," effective June 1, 2000. This standard requires the Company to account for its investment with USE in USECB Joint Venture ("USECB") using the equity method of accounting. The Company previously consolidated its proportional ownership in USECB (50%) for financial reporting purposes. The adoption of this standard did not impact the net income (loss) of the Company, but did have a material effect of the financial position and the presentation of the Company's financial statements. All prior periods have been restated.

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

PROPERTIES AND EQUIPMENT

         Land, buildings, improvements and other equipment are carried at cost. Depreciation of buildings, improvements, aircraft and other equipment is provided principally by the straight-line method over estimated useful lives.

         The Company capitalizes all costs incidental to the acquisition and development of mineral properties as incurred. Mineral exploration costs are expensed as incurred. The costs of mine development are deferred until production begins as these costs will be recovered through future mining operations. Once commercial production begins, mine development costs incurred to maintain production will be amortized using a units-of- production method over the estimated reserves of the ore-body. Costs are charged to operations if the Company determines that an ore body is no longer economic. Costs and expenses related to general corporate overhead are expensed as incurred.

         The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

         All capitalized costs of oil and gas properties including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

         In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

         Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

         The Company and USE have acquired substantial mining property assets and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these assets are owned by various ventures in which the Company is either a partner or venturer.

LONG-LIVED ASSETS

         The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop the mineral interests may result in asset impairment. As of May 31, 2001, management believes no further impairment of the Company's long-lived assets exists.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash equivalents receivables, other current assets, accounts payable and accrued expenses approximates fair value because of the short term nature of those instruments. The recorded amounts for short-term and long-term debt approximate fair value due to the variable nature of the interest rates.

REVENUE RECOGNITION

         Advance royalties which are repayable only from future production or which are non-refundable are recognized as revenue when received. Non-refundable option deposits are recognized as revenue when the option expires.

         Revenues from uranium sales are recognized upon delivery. Revenues are recognized from the rental of certain assets ratably over the related lease terms. Revenues from commercial operations, which represents

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


primarily real estate activity, and an airport fixed base operation, are recognized as goods and services are delivered. Oil and gas revenue is recognized at the time of product delivery.

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

COMPREHENSIVE INCOME

         There are no components of comprehensive income which have been excluded from net income and, therefore, no separate statement of comprehensive income has been presented.

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

RECLASSIFICATIONS

         Certain reclassifications have been made in the prior year financial statements to conform with the 2001 presentation.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


C.       RELATED-PARTY TRANSACTIONS:

         The Company does not have employees, but utilizes USE's employees and pays for one-half of these costs under the USECC Joint Venture Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. In fiscal 2001, 2000 and 1999, the Board of Directors of USE contributed 53,837, 123,802 and 89,600 shares of USE stock to the ESOP at prices of $5.35, $3.00 and $4.00 per share, respectively. The Company is responsible for one-half of the value of these contributions or $144,000, 185,700 and $179,200 in fiscal 2001, 2000 and 1999, respectively.

D.       INVESTMENTS IN AFFILIATES:

         The Company's investments in affiliates are as follows:

                                                                      At May 31,
                                                 ---------------------------------------------
                                                  Ownership          2001             2000
                                                  ---------      ------------     ------------

         Rocky Mountain Gas, Inc. ("RMG")           41.0%        $   790,100      $ 1,076,200
         USECC                                      50.0%          5,409,000        6,478,000
         SGMC                                        3.2%            (85,500)         (85,500)
         YSFC                                       13.2%           (130,100)        (130,100)
         USE (Note B)                                8.0%              --                --
         Others                                     various           14,600           14,600

         $6,205,800 and $6,342,200 of these investments are presented as investments in affiliates in the accompanying balance sheets as of May 31, 2001 and 2000, respectively. A liability of $215,600 has been presented as a commitment to fund equity investees as of May 31, 2001 and 2000, respectively for these investments in affiliates that the Company must fund.

         Equity (loss) gain from investments accounted for by the equity method is as follows:

                                                           Year Ended May 31,
                                            -----------------------------------------------
                                                2001              2000            1999
                                            -------------    -------------    -------------

         USECC                              $ (2,210,600)    $ (3,666,600)    $    494,200
         SGMC                                    --               --              (489,100)
         YSFC                                    --               --               (75,400)
         RMG                                    (286,100)      (1,270,900)         --
         USE                                     --              (147,700)      (1,095,300)
                                            -------------    ------------     ------------
                                            $ (2,496,700)    $ (5,085,200)    $ (1,165,600)
                                            =============    ============     ============

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                       CONDENSED COMBINED BALANCE SHEETS:
                                EQUITY INVESTEES

                                                                        2001             2000
                                                                   -------------     -------------

         Current assets                                            $  15,782,300        15,705,500
         Non-current assets                                           18,950,100        24,760,800
                                                                   -------------     -------------
                                                                   $  34,632,400     $  40,466,300
                                                                   ============      =============

         Current liabilities                                       $   6,050,100     $   7,961,700
         Reclamation and other liabilities                            14,168,500        13,026,700
         Excess in assets                                             14,413,800        19,477,900
                                                                   -------------     -------------
                                                                   $  34,632,400     $  40,466,300
                                                                   =============     =============


                  CONDENSED COMBINED STATEMENTS OF OPERATIONS:
                                EQUITY INVESTEES

                                                                Year Ended May 31,
                                                 --------------------------------------------------
                                                      2001             2000             1999
                                                 --------------    --------------    --------------
         Revenues                                $   8,919,100     $   5,542,400     $   9,195,600
         Costs and expenses                        (11,221,000)      (16,452,100)      (24,666,000)
                                                 --------------    -------------     -------------
         Net loss                                $  (2,301,900)    $ (10,909,700)    $ (15,470,400)
                                                 ==============    =============     =============

         Condensed combined balance sheets and statements of operations of the Company's equity investees include USECC, RMG, SGMC, YSFC and USE.

E.       MINERAL TRANSACTIONS AND MINING PROPERTIES:

GMMV

         During fiscal 1990, the Company and USE entered into an agreement with Kennecott, a wholly- owned, indirect subsidiary of The RTZ Corporation PLC, for Kennecott to acquire a 50% interest in certain uranium mineral properties in Wyoming known as the Green Mountain Properties. During the life of the venture, the parties entered into various amendments to the GMMV Agreement.

         As a result of sustained depressed uranium prices, the GMMV properties were maintained on a standby basis. During fiscal 2000, certain differences arose in the GMMV and Kennecott sued the Company and USE. On September 11, 2000, the parties settled all disputes and Kennecott paid the Company and USE $3.25 million and assumed reclamation liability for the Sweetwater Mill, Jackpot and Big Eagle Mine properties. (Note J.)

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


SMP

         During fiscal 1989, USE and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past ten years. See Note J for a description of the investment and a discussion of the related litigation/arbitration.

         Due to the litigation and arbitration proceedings involving SMP for the past 10 years, the Company has expensed all of its costs related to SMP and has no carrying value of its investment in SMP for 2001 and 2000. No amounts attributable to SMP for fiscal 2001, 2000 and 1999 are included in the Balance Sheets or Statements of Operations of the Company's equity investees presented above.

PHELPS DODGE

         During prior years, the Company and USE conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of May 31, 2001.

         Cyprus Amax paid the Company and USE an annual advance royalty of 50,000 (25,000 lbs. each) pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation and made its first advance royalty payment to the Company and USE during the first quarter of 2001. Phelps Dodge is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $60,300, 66,000 and $75,300 of revenue from the advance royalty payments in fiscal 2001, 2000 and 1999 respectively. If Phelps Dodge formally decides to place the properties into production, it is obligated to pay $2,000,000 to the Company and USE.

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

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


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

         During fiscal 2000, a visitor's center was developed and became operational. Management has leased the visitor's center out in an effort to cover stand-by costs of the mine until such time as the market price for gold increases to levels that will allow economic operation of the mineral property. The Visitor's Center is a new venture and the outcome of its operation is uncertain.

PLATEAU RESOURCES LIMITED

         During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary, Canyon Homesteads, Inc., in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At May 31, 2001, Plateau had a cash security in the amount of $9,664,000 to cover reclamation of the properties (see Note J). Although the Company has no ownership in Plateau, Directors of the Company and USE have agreed to divide equally a portion of certain reclamation obligations above a defined amount, and will share equally in the cash flows derived from operations.

         The Company and USE are currently evaluating the best utilization of Plateau's assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to uranium market prices. Commercial revenues are being generated from the townsite assets which include a motel, convenience store, lounge/restaurant, boat storage facility and housing.

ROCKY MOUNTAIN GAS, INC.

         During fiscal 2000, the Company and USE organized Rocky Mountain Gas, Inc. ("RMG") to enter into the coalbed methane gas business. RMG is engaged in the acquisition of coalbed methane gas properties and the future exploration, development and production of methane gas from those properties. RMG is owned 41% by the Company and 41% by USE. RMG sold 55,500 and 1,206,333 shares of its common stock in a private placement during fiscal 2001 and 2000, respectively. Net proceeds from the sale of this common stock totaled $3,721,900.

         RMG entered into an agreement with Quantum Energy, L.L.C. ("Quantum") on January 3, 2000 to purchase a 50% working interest and 40% net revenue interest in approximately 185,000 acres of unproven leasehold interests in the Powder River Basin of Southeastern Montana. The terms of the Quantum agreement included payments of $3,200,000 upon closing, $1,000,000 on or before May 1, 2000 and $1,300,000 on or before December 31, 2000. All payments through May 31, 2001 were made to Quantum.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


F.  OIL AND GAS INFORMATION:

         Costs related to the oil and gas activities of the Company were incurred as follows for the years ended May 31:

                                                                                   2001             2000
                                                                                -----------     -----------
         Company's share of equity method investees' cost of
              porperty acquisition, exploration and development                 $   473,300     $ 1,938,100

The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at May 31:

         Proved oil and gas properties                                          $   886,800     $   886,800
              Less accumulated depreciation, depletion and amortization             886,800         886,800
                                                                                -----------     -----------

                                                                                $    --         $    --
                                                                                ===========     ===========
         Company's share of equity method investees'
              net capitalized costs                                             $ 2,411,500     $ 1,938,100
                                                                                ===========     ===========

Depreciation, depletion and amortization expense was $0 and $0 for the years ended May 31, 2001 and 2000, respectively.

G.  DEBT:

         Obligations of the Company consist of advances payable to USE, which are due upon demand. The obligation is due to U.S. Energy for funding a majority of the operations of USECC, of which 50% is the responsibility of the Company. All advances payable to USE are classified as current as of May 31, 2001 and 2000 as a result of USE's unilateral ability to modify the repayment terms.

                                                                              May 31,
                                                                -------------------------------
                                                                    2001               2000
                                                                -------------     -------------
         Advances payable - U.S. Energy
              balance payable  in full on
              demand (see Note A)                               $  5,740,200      $  8,230,200
                                                                =============     ============

         The Company negotiated a reduction of $3 million on the debt to USE by issuing 6,666,666 shares of its common stock to USE during the year ended May 31, 2001.

         As of May 31, 2001, the Company and USE had a $1,000,000 line of credit with a commercial bank. The line of credit bore interest at a variable rate (8.00% as of May 31, 2001). The weighted average interest rate for 2001 and 2000 was 9.9%. As of May 31, 2001, $850,000 was outstanding on this line of credit, one half of which is the Company's obligation. This line of credit is secured by a share of the net proceeds of fees from production of oil wells and certain assets of USECC. As of August 17, 2001 the line of credit had been paid down to $350,000 and the limit on the line of credit was reduced to $750,000 due to the sale of certain of the collateral after May 31, 2001.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


H.       INCOME TAXES:

         The components of deferred taxes as of May 31, 2001 and 2000 are as follows:

                                                                              May 31,
                                                                -----------------------------------
                                                                     2001                  2000
                                                                --------------       --------------
         Deferred tax assets:
              Deferred compensation                             $     131,200        $     131,200
              Deferred gains                                          106,100              106,100
              Non-deductible reserves                                 288,500              779,900
              Net operating loss carry-forwards                     2,560,500            3,831,900
              Tax credits                                              15,000               15,000
         Tax basis in excess of book                                  876,800              842,700
                                                                -------------        -------------
         Total deferred tax assets                                  3,978,100            5,706,800

         Deferred tax liabilities:
              Development and exploration costs                       (36,100)             (51,800)
                                                                -------------        -------------
         Total deferred tax liabilities                               (36,100)             (51,800)
                                                                -------------        -------------

         Net deferred tax assets - all non-current                  3,942,000            5,655,000

         Valuation Allowance                                       (3,942,000)          (5,655,000)
                                                                -------------        -------------
         Net deferred tax asset                                 $    --              $    --
                                                                =============        =============

         At May 31, 2001, the Company had available, for federal income tax purposes, net operating loss carry-forwards of approximately $7,538,000 which expire in 2006 through 2021. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company's ability to generate future taxable income to utilize the NOL carry-forwards.

         The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                                               Year Ended May 31,
                                                              ----------------------------------------------
                                                                  2001              2000            1999
                                                              -------------     -------------    -----------

         Expected federal income tax expense (benefit)        $     410,000     $ (1,795,100)    $ (663,600)
         Losses from subsidiaries not consolidated
              for tax purposes, utilization of net
              operating losses and other                          (861,400)          406,200        788,600
         Valuation allowance                                    (1,271,400)        1,388,900       (125,000)
                                                              ------------      ------------     ----------
         Income taxes                                         $     --          $    --          $ --
                                                              =============     =============    ==========

         There were no taxes payable as of May 31, 2001, 2000 or 1999.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


I.       SHAREHOLDERS' EQUITY:

         The Boards of Directors of the Company from time to time, issued stock bonuses to certain directors, employees and third parties. These shares are forfeitable to the Company until earned. The Company is responsible for the compensation expense related to these issuances. For the years ended May 31, 2001 and 2000, the Company did not recognize compensation expense resulting from these issuances. A schedule of forfeitable shares for Crested is set forth in the following table:

           Issue                          Number             Issue             Total
           Date                          of Shares           Price         Compensation
           ----                          ---------           -----         ------------

         June 1990                       25,000              $1.06         $     26,562
         December 1990                    7,500                .50                3,750
         January 1993                     6,500                .22                1,430
         January 1994                     6,500                .28                1,828
         January 1995                     6,500                .19                1,230
         January 1996                     5,000                .3125              1,600
         January 1997                     8,000                .9375              7,500
                                        -------                            ------------
         Balance at
           May 31, 2000                  65,000                                 $43,900
         Release of Earned Shares       (50,000)                                (33,800)
                                        -------                            ------------
         Balance at
           May 31, 2001                  15,000                            $     10,100
                                        ========                           =============

J.       COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

         The partners in SMP have been involved in a legal dispute over the past 10 years. After a ruling from the American Arbitration Association ("AAA") on the matter, in April 1996, Nukem, Inc., asked for and received a remand to the AAA Panel of the ruling. The Panel clarified its order on July 3, 1996. The Panel's Orders were confirmed by the U.S. District Court of Colorado and Nukem appealed to the 10th Circuit Court of Appeals ("CCA"). The CCA affirmed the lower Court's Judgment. Nukem moved for Satisfaction of Judgment which was denied by the District Court. Nukem again appealed but the 10th CCA ruled against Nukem and affirmed the lower Court's order holding that Nukem must account to Sheep Mountain Partners on the CIS contracts. The U.S. District Court has appointed a Special Master to determine the value of the purchase rights, the pounds of uranium purchased under those rights and the profits therefrom as ordered in the Judgment. The Special Master is currently conducting an accounting.

         KENNECOTT LITIGATION

         On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants Crested, USE and USECC in the Sixth Judicial District

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


Court, Campbell County, Wyoming, No. 224006. On September 11, 2000, the parties entered into a settlement agreement to resolve all issues in the lawsuit. Under the settlement agreement, USECC sold all of its interests in the GMMV and the GMMV properties, to an affiliate of Kennecott. The purchase consideration was $3,250,000 in cash of which the Company received $1,625,000, and a 4% net profits royalty interest in certain of the mining claims at the Big Eagle and Jackpot Mines. Kennecott assumed all reclamation obligations on the GMMV properties.

         SUTTER GOLD MINING COMPANY LITIGATION

         On September 28, 1998, a lawsuit was filed in Amador County Superior Court, California by Concerned Citizens of Amador County as plaintiffs, against the County of Amador, the Amador County Board of Supervisors, and Sutter Gold Mining Company as a real party in interest. The lawsuit challenges the actions of Amador County and its Board of Supervisors in certifying the Final Subsequent Environmental Impact Report (FSEIR) and approving the amended Conditional Use Permit (CUP).

         A hearing was held on June 7, 1999, and on August 30, 1999, the Honorable Susan C. Harlan, Judge of the Superior Court in Amador County, issued a detailed written Memorandum of Opinion, denying every cause of action of Appellants'/Petitioners' Petition for writ of Mandate, and upholding the County's certification of the FSEIR and approval of the amended CUP. In September 1999, the Concerned Citizens appealed Amador County Superior Court's decision to the Court of Appeals of the State of California Third Appellate District. On appeal, Appellants presented a more targeted approach, alleging only two violations of the Planning and Zoning Law and two violation of California Environmental Quality Act. SGMC and the County filed their respective Respondent Briefs. Oral arguments were made to the Appellate Court on August 20, 2001. A decision is expected soon.

         CONTOUR DEVELOPMENT LITIGATION

         On July 28, 1998, USE and the Company filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour
Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counter claim asking for payment of attorney's fees and costs. Discovery has been completed and the final pretrial conference is scheduled for October 2, 2001, when the court will schedule the trial date. Trial is expected in early 2002.

RECLAMATION AND ENVIRONMENTAL LIABILITIES

         Most of the Company's and USE's mine development, exploration and operating activities are subject to federal and state regulations that require the Company and USE to protect the environment. The Company and USE conduct their mining operations in accordance with these regulations. The Company's and USE's current estimates of their reclamation obligations and their current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company and USE cannot predict the outcome of future regulation or impact on costs. Nonetheless, the Company and USE have recorded their best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's and USE's reclamation, environmental and decommissioning liabilities, and the Company and USE believes the recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on their properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company and USE would be adversely affected. The Company and USE believe they have accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded. The Company and USE have not disposed of any properties for which they have a commitment or are liable for any known environmental liabilities.

         The majority of the Company's and USE's environmental obligations relate to former mining properties acquired by the Company and USE. Since the Company and USE currently do not have properties in production, the Company's and USE's policy of providing for future reclamation and mine closure costs on a unit-of-production basis has not resulted in any significant annual expenditures or costs. For the obligations recorded on acquired properties, including site-restoration, closure and monitoring costs, actual expenditures for reclamation will occur over several years, and since these properties are all considered future production properties, those expenditures, particularly the closure costs, may not be incurred for many years. The Company and USE also do not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, the near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

         As of May 31, 2001, estimated reclamation obligations, including standby costs, related to the above mentioned mining properties total $8,906,800. Crested's portion of this obligation is $748,400, which is reflected on the balance sheet of the Company. The remaining balance of $8,158,400 is an obligation of USE and its other affiliates, (excluding Crested). The Company is however obligated for 50% of any reclamation costs in excess of current estimated reclamation obligations. However, the Company does not expect that estimated reclamation costs will be exceeded.

         The Company and USE currently have four mineral properties or investments that account for most of their environmental obligations, SMP, GMMV, Plateau and SGMC. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

SMP

         The Company and USE are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, USE and the regulatory authorities during fiscal 2001 and the balance in the reclamation liability account at May 31, 2001 of $1,496,800 (1/2 accrued by Crested) is believed by management to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company and USE are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen
L. Larsen building, and by posting cash bonds.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


GMMV

         During fiscal 1991, the Company and USE acquired developed mineral properties on Green Mountain known as the Big Eagle Property. The GMMV also acquired a uranium mill known as the Sweetwater Mill. As part of the settlement of the GMMV litigation with Kennecott in September 2000, the Company was released from any and all reclamation and environmental obligations related to the GMMV.

SUTTER GOLD MINING COMPANY

         SGMC's mineral properties are currently on standby status and have never been in production. Reclamation obligations are covered by a $27,800 reclamation cash bond which SGMC has recorded as a reclamation liability as of May 31, 2001.

PLATEAU RESOURCES, LIMITED

         The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational. As of May 31, 2001, Plateau held a cash deposit for reclamation in the amount of $9,664,000 which management believes will satisfy the obligation of reclamation.

EXECUTIVE COMPENSATION

         The Company and USE are committed to pay the estates of certain of their officers one years' salary and an amount to be determined by the Boards of Directors, for a period of up to five years thereafter. This commitment applies only in the event of the death or total disability of those officers who are full-time employees of the Company at the time of total disability or death. Certain officers and employees have employment agreements with the Company and USE.

K.       SUBSEQUENT EVENT

         Subsequent to May 31, 2001, the Company through its now consolidated subsidiary began drilling operations on its coalbed methane properties.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

         (a) During the previous eleven years, Arthur Andersen, LLP of Denver, Colorado was engaged as the independent accountant to audit the Company's financial statements. Arthur Andersen LLP has reported on all fiscal years from May 31, 1990 through May 31, 2000, and assisted in Management's review of the Company's financial statements for the quarters ended August 31, 2000 and November 30, 2000. On September 8, 2000, the Company's board of directors at the recommendation of its audit committee, ordered its Chief Financial Officer to seek bids from various accounting firms to conduct its annual audits.

(I) On January 31, 2001, Arthur Andersen LLP was advised by the Company that it had been replaced.

(II) Arthur Andersen LLP's audit reports for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion; however, they were modified for the uncertainty as to the ability of the Company to continue as a going concern.

(III) The decision to change accountants was made by the board of directors.

(IV) During the two most recent fiscal years and during the interim period from May 31, 2000 to the date of replacement of independent accountant, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(V)      Not applicable.

(b) On January 31, 2001, the Company engaged Grant Thornton LLP of Suite 1800, 1600 Broadway, Denver, Colorado 80202 as its new independent accountant, pursuant to the recommendation of the audit committee.

         The concurrence letter from Arthur Andersen LLP was filed as an exhibit to the Form 8-K Report reporting the change in accountants, filed in January 2001.

                                    PART III

         In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 2001, we will file such information under cover of a Form 10-K/A.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to the proxy statement for the 2001 Annual Meeting of Shareholders. The information regarding the remaining executive officer is contained in Part I of this report.

ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated herein by reference to the proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is incorporated herein by reference to the proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated herein by reference to the proxy statement for the 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, REPORTS AND FORM 8-K.

(a) The following financial statements are filed as a part of this Report as Item 8:

                                                                        Page No.
                                                                        --------
(1)  Financial Statements

     Registrant and Affiliate

     Report of Independent Public Accountants
     Grant Thornton LLP.......................................................28

     Report of Independent Public Accountants
     Arthur Andersen LLP......................................................29

     Consolidated Balance Sheets - May 31, 2001 and 2000......................30

     Consolidated Statements of Operations
     for the Years Ended May 31, 2001, 2001 and 1999 .........................31

     Consolidated Statements of Shareholders'
     Equity for the Years Ended May 31, 2001, 2000 and 1999...................32

     Consolidated Statements of Cash Flows
     for the Years Ended May 31, 2001, 2000 and 1999..........................33

     Notes to Consolidated Financial Statements............................34-47

(2)  N/A

(3)  Exhibits Required to be Filed.


   Exhibit                                                           Sequential
      No.                   Title of Exhibit                          Page No.
--------------          --------------------------                   ----------

     3.1          Restated Articles of Incorporation.........................[1]

     3.2 - 3.3    [intentionally left blank]

     3.4          By-Laws....................................................[2]

     4.1          USE 1998 Incentive Stock Option Plan
                  and Form of Stock Option Agreement........................ [6]

     4.2          Form of Stock Option Agreement and
                  Schedule, Options granted 1992 ............................[4]

     4.3          Form of Stock Option Agreement and
                  Schedule, Options granted 1/96.............................[4]

     4.4          USE Restricted Stock Bonus Plan
                  as Amended through 2/94....................................[4]

     4.5          Amendment to USE 1998 Incentive Stock Option Plan
                  (To Include Family Transferability of Options
                  Under SEC Rule 16b).........................................53

     4.6          Form of Stock Option Agreement and
                  Schedule, Options granted January 10, 2001...............54-58

     4.7          USE 1996 Stock Award Program (Plan)........................[5]

     4.8          USE Restated 1996 Stock Award Plan and Amendment
                  to USE 1990 Restricted Stock Bonus Plan....................[5]

     10.1         Promissory Note from Crested to USE (5/31/97)..............[5]

     10.2         Management Agreement - USE - CC............................[3]

     10.3         Joint Venture Agreement - Registrant and USE...............[2]

     10.4 - 10.58  [intentionally left blank]

     10.59        Closing Agreement - Addendum to Agreement
                  for Purchase and Sale of Assets (see Exhibit 10.60)......59-62

     10.60        Agreement for Purchase and Sale of Assets
                  (Rocky Mountain Gas, Inc. and Quantum Energy LLC) .........[7]

     10.61        Purchase and Sale Agreement
                  CCBM, Inc. (subsidiary of Carrizo Oil & Gas, Inc.)
                  and Rocky Mountain Gas, Inc..................................*

     16           Concurrence Letter from Arthur Andersen LLP
                  on Change of Accounting Firms..............................[8]

     21           Subsidiaries of Registrant..................................63

     * To be filed by amendment.

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

     [4] Incorporated by reference from the like- numbered exhibits of the Registrant's Form 10-K for the year ended May 31, 1996.

     [5] Incorporated by reference from the like- numbered exhibits of the Registrant's Form 10-K for the year ended May 31, 1997.

     [6] Incorporated by reference from the like- numbered exhibits of the Registrant's Form 10-K for the year ended May 31, 1998.

     [7] Incorporated by reference from the like-number exhibit of the Registrant's Form 10-K for the year ended May 31, 2000.

     [8] Incorporated by reference from the like-number exhibit of the Registrant's 8-K filed on February 8, 2001.

(b)  Reports filed on Form 8-K.

                  During the fourth quarter of the fiscal year ended on May 31, 2001, the Registrant filed no reports on Form 8-K.

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

                                            CRESTED CORP.
                                            (Registrant)


Date:    August 28, 2001               By:        /s/  John L. Larsen
                                            ------------------------------------
                                            JOHN L. LARSEN,
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    August 28, 2001               By:       /s/ John L. Larsen
                                            ------------------------------------
                                            JOHN L. LARSEN, Director


Date:    August 28, 2001               By:       /s/  Max T. Evans
                                            ------------------------------------
                                            MAX T. EVANS, Director


Date:    August 28, 2001               By:       /s/  Daniel P. Svilar
                                            ------------------------------------
                                            DANIEL P. SVILAR, Director


Date:    August 28, 2001               By:       /s/  Michael D. Zwickl
                                            ------------------------------------
                                            MICHAEL D. ZWICKL, Director


Date:    August 28, 2001               By:       /s/  Kathleen R. Martin
                                            ------------------------------------
                                            KATHLEEN R. MARTIN, Director


Date:    August 28, 2001               By:       /s/  Robert Scott Lorimer
                                            ------------------------------------
                                            ROBERT SCOTT LORIMER,
                                            Principal Financial Officer and
                                            Chief Accounting Officer