Form 10-Q
period 2001-08-31
CRESTED CORP
filed 2001-10-15
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from           to
                                     --------    ---------

Commission file number   0-8773
                       ----------

                                  CRESTED CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                  Colorado                                  84-0608126
--------------------------------------------------     -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

         877 North 8th West, Riverton, WY                   82501
--------------------------------------------------     -------------------------
(Address of principal executive offices)                    (Zip Code)

Company's telephone Number, including area code:            (307) 856-9271
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at October 12, 2001
-----------------------------------     ----------------------------------------
   Common stock, $.001 par value                   17,088,330 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                        Page No.
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

             Condensed Balance Sheets
                 August 31, 2001 and May 31, 2001...........................3

             Condensed Statements of Operations
                 Three Months Ended August 31, 2001 and 2000................4

             Condensed Statements of Cash Flows
                 Three Months Ended August 31, 2001 and 2000................5

             Notes to Condensed Financial Statements........................6

ITEM 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............7-8

PART II.     OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K...............................9

             Signatures.....................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                                  CRESTED CORP.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                              August 31,           May 31,
                                                                2001                2001
                                                           ---------------      -------------

                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                              $       3,200        $       3,200

INVESTMENTS IN AFFILIATES                                      5,858,600            6,205,800

PROPERTIES AND EQUIPMENT                                         896,800              896,800
    Less accumulated depreciation,
    depletion and amortization                                  (886,800)            (886,800)
                                                           -------------        -------------
                                                                  10,000               10,000

OTHER ASSETS                                                       2,000                2,100
                                                           -------------        -------------
                                                           $   5,873,800        $   6,221,100
                                                           =============        =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Current portion of long-term debt to affiliate             6,019,100            5,740,200

COMMITMENT TO FUND EQUITY INVESTEES                              215,600              215,600

RECLAMATION LIABILITY                                            748,400              748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
    15,000 shares issued, forfeitable until earned                10,100               10,100

SHAREHOLDERS' equity
    Preferred stock, $.001 par value;
        100,000 shares authorized;
        none issued or outstanding                                  --                   --
    Common stock, $.001 par value;
        20,000,000 shares authorized;
        issued 17,073,330                                         17,200               17,200
    Additional paid-in capital                                11,783,800           11,783,800
    Accumulated deficit                                      (12,920,400)         (12,294,200)
                                                           -------------        -------------
TOTAL SHAREHOLDERS' DEFICIT                                   (1,119,400)            (493,200)
                                                           -------------        -------------
                                                           $   5,873,800        $   6,221,100
                                                           =============        =============


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                             Three Months Ended
                                                                 August 31,
                                                   -----------------------------------
                                                         2001                  2000
                                                         ----                  ----
                                                      (Unaudited)           (Unaudited)
REVENUES:
    Mineral revenue                                $      --              $     16,700

COSTS AND EXPENSES:
    General and administrative                           48,000                 79,700
                                                   ------------           ------------

LOSS BEFORE EQUITY LOSS AND TAX PROVISION               (48,000)               (63,000)

EQUITY IN LOSS OF AFFILIATES                           (578,200)              (340,900)
                                                   ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (626,200)              (403,900)

PROVISION FOR INCOME TAXES                                --                     --
                                                   ------------           ------------

NET LOSS                                           $   (626,200)          $   (403,900)
                                                   ============           ============

NET LOSS PER SHARE, BASIC AND DILUTED              $      (0.04)          $      (0.04)
                                                   ============           ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING            17,073,330            10,316,664
                                                   ============           ===========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING          17,073,330             10,316,664
                                                   ============           ============


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                                      August 31,
                                                           ------------------------------
                                                              2001                2000
                                                           -----------        -----------
                                                            Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (626,200)        $ (403,900)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in loss of affiliates                         578,200            340,900
                                                           -----------        ----------

NET CASH USED IN OPERATING ACTIVITIES                         (48,000)           (63,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments and decrease in other assets                   (231,000)          (251,200)
  Decrease in other assets                                        100                100
                                                           ----------         ----------
NET CASH USED IN  INVESTING ACTIVITIES                       (230,900)          (251,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on debt to affiliate                           278,900            313,700
                                                           ----------         ----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                    --                   (400)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                           3,200              3,000
                                                           ----------         ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $    3,200              2,600
                                                           ==========         ==========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                            $   --             $   --
                                                           ==========         ==========

  Noncash investing and financing activities:

  Net noncash distribution from affiliate                  $   --             $      --
                                                           ==========         ==========

  Net noncash borrowings from affiliate                    $   --             $      --
                                                           ==========         ==========


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of August 31, 2001 and the Condensed Statements of Operations and Cash Flows for the three months ended August 31, 2001 and 2000, have been prepared by the Company without audit. The Condensed Balance Sheet at May 31, 2001, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of August 31, 2001 and the results of operations and cash flows for the three months ended August 31, 2001 and August 31, 2000.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2001 Form 10-K. The results of operations for the periods ended August 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

     3) Debt at August 31, 2001 and May 31, 2001, consists of the balance on a note payable to U.S. Energy Corp. of $6,019,100 and $5,740,200, respectively.

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

     5) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three months ended August 31, 20001 and 2000 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

     6) Certain reclassifications have been made in the May 31, 2001 financial statements to conform to the classifications used in August 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended August 31, 2001 be read in conjunction with the Company's Form 10-K for the year ended May 31, 2001.

OVERVIEW OF BUSINESS

     The Company is engaged in the mineral development and extraction business. The Company has interests in a uranium mine and mill in Southern Utah, uranium mines in Central Wyoming, a gold property in California, coalbed methane properties in the Powder River Basin in Wyoming and Montana and various real estate operations including a motel operation near Lake Powell, Utah.

     All these business are operated in conjunction with the Company's parent, U.S. Energy Corp. ("USE") through a joint venture between the two companies, the USECB Joint Venture ("USECB"). The Company accounts for USECB using the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit at May 31, 2001 of $5,737,000 increased to a working capital deficit of $6,015,900 at August 31, 2001. This increase of $278,900 in the working capital deficit was caused by increased debt to USE . USE continues to fund a significant portion of the Company's obligations from the various ventures in which they operate jointly.

     During the three months ended August 31, 2001, operations and investing activities consumed $48,000 and $230,900, respectively while financing activities generated $278,900. During the quarter ended August 31, 2001, cash was primarily consumed in the investment in affiliates, $231,000 and generated through increased debt to USE of $278,900.

CAPITAL RESOURCES

     The Company and USE have a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At August 31, 2001, the line of credit had been drawn down by $350,000. The line of credit is being used for short term working capital needs associated with operations. The Company and USE also have a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over a period of 10 years.

     The Company's cash resources will not be sufficient to sustain operations during fiscal 2002. The Company will continue to rely upon funding from USE to meet its operating and administration capital requirements. The Company may also receive funds from a settlement of the Sheep Mountain Partners ("SMP") legal issues with Nukem, Inc. and its affiliates. Additionally the Company may sell additional equipment or an interest in its various mineral properties to fund its capital requirements.

CAPITAL REQUIREMENTS

     The Company and USE jointly fund the holding costs of the Sheep Mountain uranium mines; the Plateau uranium mine and mill, real estate and commercial operations and the development of the coalbed methane gas properties.

     The Company and USE, through RMG, have requirements for their cash to make delay rental payments on RMG's portion of coalbed methane leases. During the balance of fiscal 2002, the Company, USE and RMG will be required to fund $50,200 in delay rentals. RMG has entered into various agreements with industry partners where a portion or all of its drilling commitments on the coalbed methane properties are carried.

     The Company owes USE $6,019,100 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to repay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date, USE has not called the debt.

     During the quarter ended August 31, 2001, the Company and USE partially reclaimed the Ion Exchange Plant ("GMIX") at the SMP properties. With the exception of the final reclamation work to be done in the GMIX Plant during the second quarter of fiscal 2002, it is not anticipated that any of the Company's working capital will be used for the reclamation of any of its mineral property interests. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company and USE's real estate assets and a cash bond on the GMIX plant. The reclamation bond amount is reviewed annually by State regulatory agencies.

RESULTS OF OPERATIONS

     Revenues for the quarter ended August 31, 2001 decreased $16,700 from revenues for the same period of the previous year. This decrease was a result of Phelps Dodge suspending the payment of advance royalties on the Mt. Emmons molybdenum property. The Company and USE are investigating what legal recourse they may have to cause Phelps Dodge reinstate the advance royalty payments. The Company had no revenues during the quarter ended August 31, 2001.

     Costs and expenses decreased by $31,700 during the three months ended August 31, 2001 from the same period of the prior year. This decrease was as a result of reductions in the Company's workforce. The reduced workforce reduced the Company's obligation to fund retirement benefits. The Company recorded an equity loss from USECC in the amounts of $578,200 and $340,900 for the three months ended August 31, 2001 and August 31, 2000, respectively.

     Operations for the three months ended August 31, 2001, resulted in a loss of $626,200 as compared to a loss of $403,900 for the same three months in the previous year.

                           PART II. OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. The Company filed one (1) Report on Form 8-K during the quarter ended August 31, 2001 reporting an event of July 10, 2001, under item 5.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                CRESTED CORP.
                                                (Company)



Date:  October 12, 2001                By:         /s/ Max T. Evans
                                                --------------------------------
                                                MAX T. EVANS,
                                                President



Date:  October 12, 2001                By:         /s/ Robert Scott Lorimer
                                                --------------------------------
                                                ROBERT SCOTT LORIMER,
                                                Principal Financial Officer
                                                and Chief Accounting Officer