Form 10-Q
period 2001-11-30
CRESTED CORP
filed 2002-01-11
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to
                                    ----------    ----------

Commission file number   0-8773
                       ----------

                                  CRESTED CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

     Colorado                                               84-0608126
-------------------------------------------------      -------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     877 North 8th West, Riverton, WY                       82501
-------------------------------------------------      -------------------------
     (Address of principal executive offices)               (Zip Code)

Company's telephone Number, including area code:            (307) 856-9271
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at January 11, 2002
---------------------------------------     ------------------------------------
     Common stock, $.001 par value                    17,088,330 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

             Condensed Balance Sheets
               November 30, 2001 and May 31, 2001............................3

             Condensed Statements of Operations
               Three and Six Months Ended November 30, 2001 and 2000.........4

             Condensed Statements of Cash Flows
               Six Months Ended November 30, 2001 and 2000...................5

             Notes to Condensed Financial Statements.........................6

ITEM 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............7-8

PART II.     OTHER INFORMATION

ITEM 4.      Submission of Matter to a vote of Security Holders..............9

ITEM 6.      Exhibits and Reports on Form 8-K................................9

             Signatures......................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                                  CRESTED CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                 November 30,        May 31,
                                                                     2001             2001
                                                                -------------     ------------
                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                   $      3,200      $      3,200

INVESTMENTS IN AFFILIATES                                          5,930,800         6,205,800

PROPERTIES AND EQUIPMENT                                             896,800           896,800
    Less accumulated depreciation,
    depletion and amortization                                      (886,800)         (886,800)
                                                                ------------      ------------
                                                                      10,000            10,000

OTHER ASSETS                                                           2,000             2,100
                                                                ------------      ------------
                                                                $  5,946,000      $  6,221,100
                                                                ============      ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Current portion of long-term debt to affiliate                 6,379,800         5,740,200

COMMITMENT TO FUND EQUITY INVESTEES                                  215,600           215,600

RECLAMATION LIABILITY                                                748,400           748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
    15,000 shares issued, forfeitable until earned                    10,100            10,100

SHAREHOLDERS' equity
    Preferred stock, $.001 par value;
        100,000 shares authorized;
        none issued or outstanding                                      --                --
    Common stock, $.001 par value;
        20,000,000 shares authorized;
        issued 17,073,330                                             17,200            17,200
    Additional paid-in capital                                    11,783,800        11,783,800
    Accumulated deficit                                          (13,208,900)      (12,294,200)
                                                                ------------      ------------
TOTAL SHAREHOLDERS' DEFICIT                                       (1,407,900)         (493,200)
                                                                ------------      ------------
                                                                $  5,946,000      $  6,221,100
                                                                ============      ============


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended                   Six Months Ended
                                                    November 30,                        November 30,
                                          ------------------------------      -----------------------------
                                               2001             2000               2001            2000
                                               ----             ----               ----            ----
                                            (Unaudited)      (Unaudited)        (Unaudited)     (Unaudited)
REVENUES:
    Mineral revenue                       $       --        $     16,600      $       --        $     33,300
    Interest                                      --                 100              --                 100
    Litigation settlement                         --           3,566,400              --           3,566,400
                                          ------------      ------------      ------------      ------------
                                                  --           3,583,100              --           3,599,800

COSTS AND EXPENSES:
    General and administrative                  51,400            52,600            99,400           132,300
                                          ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE EQUITY LOSS
    AND TAX PROVISION                          (51,400)        3,530,500           (99,400)        3,467,500

EQUITY IN LOSS OF AFFILIATE                   (237,100)         (406,100)         (815,300)         (747,000)
                                          ------------      ------------      ------------      ------------

INCOME (LOSS)  BEFORE
    PROVISION FOR INCOME TAXES                (288,500)        3,124,400          (914,700)        2,720,500

PROVISION FOR INCOME TAXES                        --                --                --                --
                                          ------------      ------------      ------------      ------------

NET INCOME (LOSS)                         $   (288,500)     $  3,124,400      $   (914,700)     $  2,720,500
                                          ============      ============      ============      ============

NET INCOME (LOSS)
    PER SHARE, BASIC AND DILUTED          $      (0.02)     $       0.30      $      (0.05)     $       0.26
                                          ============      ============      ============      ============

BASIC WEIGHTED AVERAGE
    SHARES OUTSTANDING                      17,073,330        10,316,664        17,073,330        10,316,664
                                          ============      ============      ============      ============

DILUTED WEIGHTED AVERAGE
    SHARES OUTSTANDING                      17,073,330        10,381,664        17,073,330        10,381,664
                                          ============      ============      ============      ============



            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                           November 30,
                                                                  -----------------------------
                                                                      2001            2000
                                                                      ----            ----
                                                                   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $  (914,700)     $ 2,720,500
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Equity in loss of affiliates                                  815,300          747,000
        Deferred GMMV purchase option                                    --         (2,000,000)
        Litigation settlement receivable, net                            --           (812,500)
        Net changes in components
           of working capital                                            --               --
                                                                  -----------      -----------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                (99,400)         655,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates                                          (540,300)        (974,100)
  Decrease in other assets                                                100             --
                                                                  -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                (540,200)        (974,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on long term debt to affiliate                         639,600          335,100
                                                                  -----------      -----------

NET INCREASE  IN
  CASH AND CASH EQUIVALENTS                                              --             16,000

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   3,200            3,000
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                   $     3,200      $    19,000
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                   $      --        $      --
                                                                  ===========      ===========

  Income tax paid                                                 $      --        $      --
                                                                  ===========      ===========


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of November 30, 2001 and the Condensed Statements of Operations and Cash Flows for the three and six months ended November 30, 2001 and 2000, have been prepared by the Company without audit. The Condensed Balance Sheet at May 31, 2001, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of November 30, 2001 and the results of operations and cash flows for the three and six months ended November 30, 2001 and November 30, 2000.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2001 Form 10-K. The results of operations for the periods ended November 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

     3) Debt at November 30, 2001 and May 31, 2001, consists of the balance on a note payable to its parent U.S. Energy Corp. of $6,379,800 and $5,740,200, respectively.

     4) The reclamation liability of $748,400 represents the Company's share of the liability at the Sheep Mountain Mines in the Crooks Gap Mining District. This reclamation work may be performed over several years and will not be commenced until such time as all commercial uranium mineralization contained in the properties is produced or the properties are abandoned. It is anticipated that neither of these events will occur for sometime into the future.

     5) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three and six months ended November 30, 2001 and 2000 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

     6) Certain reclassifications have been made in the May 31, 2001 financial statements to conform to the classifications used in November 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter and six months ended November 30, 2001 be read in conjunction with the Company's Form 10-K for the year ended May 31, 2001.

OVERVIEW OF BUSINESS

     The Company is engaged in the mineral development and extraction business. The Company has interests in an uranium mine and mill in Southern Utah; uranium mines in Central Wyoming; a gold property in California; coalbed methane properties in the Powder River Basin in Wyoming and Montana, and various real estate operations including a townsite operation near Lake Powell, Utah.

     All these businesses are operated in conjunction with the Company's parent, U.S. Energy Corp. ("USE") through a joint venture between the two companies, the USECB Joint Venture ("USECB"). The Company accounts for USECB using the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit at May 31, 2001 of $5,737,000 increased to a working capital deficit of $6,376,600 at November 30, 2001. This increase of $639,600 in the working capital deficit was caused by increased debt to USE . USE continues to fund a significant portion of the Company's obligations from the various ventures in which they operate jointly.

     During the six months ended November 30, 2001, operations and investing activities consumed $99,400 and $540,200, respectively while financing activities generated $639,600. During the six months ended November 30, 2001, cash of $540,300 was primarily consumed in the investment in affiliates and generated through increased debt to USE of $639,600.

CAPITAL RESOURCES

     The Company and USE have a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At November 30, 2001, the line of credit had been drawn down by $200,000. The line of credit is being used for short term working capital needs associated with operations. The Company and USE also have a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over a period of 10 years.

     The Company's cash resources at November 30, 2001 will not be sufficient to sustain operations during fiscal 2002. The Company will continue to rely upon funding from USE to meet its operating and administration capital requirements. The Company may also receive funds from a settlement of the Sheep Mountain Partners ("SMP") legal issues with Nukem, Inc. and its affiliates. Additionally the Company may sell additional equipment or an interest in its various mineral properties to fund its capital requirements.

CAPITAL REQUIREMENTS

     The Company and USE jointly fund the holding costs of the Sheep Mountain uranium mines; the Plateau uranium mine and mill; real estate and commercial operations, and the development of the Rocky Mountain Gas, Inc. ("RMG") coalbed methane gas properties.

     The Company and USE, through RMG, have requirements for their cash to make delay rental payments on RMG's portion of coalbed methane leases. RMG has entered into various agreements with industry partners where a portion or all of its drilling commitments on the coalbed methane properties are carried.

     The Company owes USE $6,379,800 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to repay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date, USE has not called the debt and has agreed not to call the debt for 18 months from May 25, 2001.

     During the six months ended November 30, 2001, the Company and USE reclaimed their Ion Exchange Plant ("GMIX") at the SMP properties. It is not anticipated that any of the Company's working capital will be used for the reclamation of any of its other mineral property interests. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company and USE's real estate assets. The reclamation bond amount is reviewed annually by State regulatory agencies.

RESULTS OF OPERATIONS

     Mineral Revenues for the six months ended November 30, 2001 decreased $33,300 from revenues for the same period of the previous year. This decrease was a result of Phelps Dodge suspending the payment of advance royalties on the Mt. Emmons molybdenum property. The Company and USE are investigating what legal recourse they may have to cause Phelps Dodge reinstate the advance royalty payments. The Company had no revenues during the six months ended November 30, 2001.

     During the six months ended November 30, 2000, the Company recognized $3,566,400 in a litigation settlement. No similar earnings were received during the six months ended November 30, 2001.

     Costs and expenses decreased by $32,900 during the six months ended November 30, 2001 from the same period of the prior year. This decrease was as a result of reductions in the Company's workforce. The reduced workforce reduced the Company's obligation to fund retirement benefits. The Company recorded an equity loss from USECC in the amounts of $815,300 and $747,000 for the six months ended November 30, 2001 and November 30, 2000, respectively.

     Operations for the six months ended November 30, 2001, resulted in a loss of $914,700 as compared to a gain of $2,720,500 for the same six months in the previous year.

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
          --------------------------------------------------

     On December 7, 2001, the annual meeting of shareholders was held and the only issue considered was the re-election of the five directors: John L. Larsen, Max T. Evans, Daniel P. Svilar, Kathleen R. Martin and Michael D. Zwickl. These directors were reelected for a term expiring at the next succeeding annual meeting and until their successors are duly elected or appointed an qualified. With respect to the re-election of the five directors, the votes cast were as follows:

                                                                               Broker
Name of Director               For        Against     Abstain     Withheld     Non Vote
----------------               ---        -------     -------     --------     --------
John L. Larsen             15,273,008      5,200       7,500         650       134,700
Max T. Evans               15,273,358      5,200       7,500         300       134,700
Daniel P. Svilar           15,273,158      5,200       7,500         500       134,700
Michael D. Zwickl          15,273,158      5,700       7,500           0       134,700
Kathleen R. Martin         15,273,358      5,200       7,500         300       134,700

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

     (a) Exhibits. None.

     (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended November 30, 2001.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                             CRESTED CORP.
                                             (Company)



Date: January 11, 2002                 By:      /s/ John L. Larsen
                                             -----------------------------------
                                             JOHN L. LARSEN,
                                             Chairman and CEO



Date: January 11, 2002                 By:      /s/ Robert Scott Lorimer
                                             -----------------------------------
                                             ROBERT SCOTT LORIMER,
                                             Principal Financial Officer
                                             and Chief Accounting Officer