Form 10-Q
period 2002-02-28
CRESTED CORP
filed 2002-04-12
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended February 28, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to
                                    ----------    ----------

Commission file number   0-8773
                       ----------

                                  CRESTED CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

     Colorado                                             84-0608126
------------------------------------------------      --------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     877 North 8th West, Riverton, WY                     82501
------------------------------------------------      --------------------------
     (Address of principal executive offices)             (Zip Code)

Company's telephone Number, including area code:          (307) 856-9271
                                                      --------------------------


                                      NONE
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X      NO
                                      -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at April 10, 2002
------------------------------------        ------------------------------------
    Common stock, $.001 par value                  17,088,330 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                        Page No.
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

           Condensed Balance Sheets
               February 28, 2002 and May 31, 2001..............................3

           Condensed Statements of Operations
               Three and Nine Months Ended February 28, 2002 and 2001..........4

           Condensed Statements of Cash Flows
               Nine Months Ended February 28, 2002 and 2001....................5

           Notes to Condensed Financial Statements.............................6

ITEM 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................7-8

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings...................................................9

ITEM 4.    Submission of Matter to a vote of Security Holders..................9

ITEM 6.    Exhibits and Reports on Form 8-K....................................9

           Signatures..........................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                  CRESTED CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              February 28,           May 31,
                                                                  2002                2001
                                                              ------------       -------------
                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                  $      3,300       $      3,200

INVESTMENTS IN AFFILIATES                                        5,774,400          6,205,800

PROPERTIES AND EQUIPMENT                                           896,800            896,800
   Less accumulated depreciation,
   depletion and amortization                                     (886,800)          (886,800)
                                                              ------------       ------------
                                                                    10,000             10,000

OTHER ASSETS                                                         2,100              2,100
                                                              ------------       ------------
                                                              $  5,789,800       $  6,221,100
                                                              ============       ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current portion of long-term debt to affiliate             $  6,764,600       $  5,740,200

COMMITMENT TO FUND EQUITY INVESTEES                                215,600            215,600

RECLAMATION LIABILITY                                              748,400            748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
   15,000 shares issued, forfeitable until earned                   10,100             10,100

SHAREHOLDERS' equity
   Preferred stock, $.001 par value;
      100,000 shares authorized;
      none issued or outstanding                                      --                 --
   Common stock, $.001 par value;
      20,000,000 shares authorized;
      issued 17,073,330                                             17,200             17,200
   Additional paid-in capital                                   11,783,800         11,783,800
   Accumulated deficit                                         (13,749,900)       (12,294,200)
                                                              ------------       ------------
TOTAL SHAREHOLDERS' DEFICIT                                     (1,948,900)          (493,200)
                                                              ------------       ------------
                                                              $  5,789,800       $  6,221,100
                                                              ============       =============


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended                   Nine Months Ended
                                                   February 28                          February 28
                                          ------------------------------      ------------------------------
                                             2002               2001              2002               2001
                                             ----               ----              ----               ----
                                           (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
REVENUES:
   Mineral revenue                        $       --        $     14,800      $       --        $     48,100
   Interest                                       --                --                --                 100
   Litigation settlement                          --                --                --           3,566,400
   Other                                          --                 100              --                 100
                                          ------------      ------------      ------------      ------------
                                                  --              14,900              --           3,614,700

COSTS AND EXPENSES:
   General and administrative                   38,300            43,600           137,600           175,900
                                          ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE EQUITY LOSS
   AND TAX PROVISION                           (38,300)          (28,700)         (137,600)        3,438,800

EQUITY IN LOSS OF AFFILIATE                   (502,800)         (540,700)       (1,318,100)       (1,287,700)
                                          ------------      ------------      ------------      ------------

INCOME (LOSS)  BEFORE
   PROVISION FOR INCOME TAXES                 (541,100)         (569,400)       (1,455,700)        2,151,100

PROVISION FOR INCOME TAXES                        --                --                --                --
                                          ------------      ------------      ------------      ------------

NET INCOME (LOSS)                         $   (541,100)     $   (569,400)     $ (1,455,700)     $  2,151,100
                                          ============      ============      ============      ============

NET INCOME (LOSS)
   PER SHARE, BASIC AND DILUTED           $      (0.03)     $      (0.06)     $      (0.09)     $       0.21
                                          ============      ============      ============      ============

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                       17,073,330        10,336,439        17,073,330        10,323,135
                                          ============      ============      ============      ============

DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                       17,073,330        10,336,439        17,073,330        10,388,135
                                          ============      ============      ============      ============




            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                           February 28,
                                                                  ----------------------------
                                                                       2002           2001
                                                                       ----           ----
                                                                   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $(1,455,700)     $ 2,151,100
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Equity in loss of affiliates                                 1,318,100        1,287,700
       Deferred GMMV purchase option                                     --         (2,000,000)
                                                                  -----------      -----------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                               (137,600)       1,438,800

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates                                          (886,700)      (1,540,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on long term debt to affiliate                       1,024,400          104,900
                                                                  -----------      -----------

NET INCREASE  IN
  CASH AND CASH EQUIVALENTS                                               100            2,900

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   3,200            3,000
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                   $     3,300      $     5,900
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                   $      --        $      --
                                                                  ===========      ===========

  Income tax paid                                                 $      --        $      --
                                                                  ===========      ===========


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of February 28, 2002 and the Condensed Statements of Operations and Cash Flows for the three and nine months ended February 28, 2002 and 2001, have been prepared by the Company without audit. The Condensed Balance Sheet at May 31, 2001, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of February 28, 2002 and the results of operations and cash flows for the three and nine months ended February 28, 2002 and February 28, 2001.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2001 Form 10-K. The results of operations for the periods ended February 28, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     3) Debt at February 28, 2002 and May 31, 2001, consists of the balance on a note payable to its parent U.S. Energy Corp. of $6,764,500 and $5,740,200, respectively.

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

     5) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three and nine months ended February 28, 2002 and the three months ended February 28, 2001 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

     6) Certain reclassifications have been made in the May 31, 2001 financial statements to conform to the classifications used in February 28, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter and nine months ended February 28, 2002 be read in conjunction with the Company's Form 10-K for the year ended May 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit at May 31, 2001 of $5,737,000 increased to a working capital deficit of $6,761,300 at February 28, 2002. This decrease of $1,024,300 in the working capital was caused by increased debt to USE . USE continues to fund a significant portion of the Company's obligations for the various ventures in which they operate jointly.

     During the nine months ended February 28, 2002, operating and investing activities consumed $137,600 and $886,700, respectively while financing activities generated $1,024,400. Cash from investing activities was generated through increased debt to USE in the amount of $1,024,400.

CAPITAL RESOURCES

     The Company and USE have a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At February 28, 2002, the line of credit had been drawn down by $200,000. The line of credit is being used for short term working capital needs associated with operations. The Company and USE also have a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over a period of 10 years.

     The Company's cash resources at February 28, 2002 will not be sufficient to sustain operations during the balance of fiscal 2002. The Company will continue to rely upon funding from USE to meet its operating and administration capital requirements. The Company may also receive funds from a settlement of the Sheep Mountain Partners ("SMP") legal issues with Nukem, Inc. and its affiliates. Additionally the Company may sell additional equipment or an interest in its various mineral properties which are jointly owned with USE to fund its capital requirements.

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

     The Company owes USE $6,764,600 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to repay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date, USE has not called the debt and has agreed not to call the debt for 18 months from May 25, 2001.

     During the nine months ended February 28, 2002, the Company and USE reclaimed their Ion Exchange Plant ("GMIX") at the SMP properties. It is not anticipated that any of the Company's working capital will be used for the reclamation of any of its other mineral property interests. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company and USE's real estate assets. The reclamation bond amount is reviewed annually by State regulatory agencies.

RESULTS OF OPERATIONS

     The Company had no revenues during the nine months ended February 28, 2002. Mineral Revenues for the nine months ended February 28, 2002 decreased $48,100 from revenues for the same period of the previous year. This decrease was a result of Phelps Dodge suspending the payment of advance royalties on the Mt. Emmons molybdenum property. The Company and USE are investigating what legal recourse they may have to cause Phelps Dodge reinstate the advance royalty payments.

     During the nine months ended February 28, 2001, the Company recognized $3,566,400 in a litigation settlement revenues. These revenues came as a result of a settlement of litigation with Kennecott Energy on the Green Mountain Mining Venture. Of this amount, $2,000,000 was a non-cash recognition of a deferred purchase option for cash received in a prior period. No litigation settlement revenues were recognized during the nine months ended February 28, 2002.

     Costs and expenses decreased by $38,300 during the nine months ended February 28, 2002 from the same period of the prior year. This decrease was as a result of reductions in the Company and USE's workforce. The reduced workforce reduced the Company's obligation to fund retirement benefits. The Company recorded an equity loss from USECC in the amounts of $1,318,100 and $1,287,700 for the nine months ended February 28, 2002 and February 28, 2001, respectively.

     Operations for the nine months ended February 28, 2002, resulted in a loss of $1,455,700 as compared to a gain of $2,151,100 for the same nine months in the previous year.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On or about March 13, 2002, registrant's subsidiary, Sutter Gold Mining Company, Inc., was served with a complaint filed in the Superior Court of Amador County, California, case number 02CU2051. The plaintiff is Edward A. Swift individually and as a trustee and the other defendant is Meridian Minerals Company (Meridian). The litigation involves a mining lease entered into in 1989 between Plaintiffs and Defendant Meridian on the rental of Plaintiffs' land. Plaintiffs contend Defendants owe them $136,186 for past due rent and some $12,000 in unpaid taxes and for fence repair. Defendant Sutter Gold, has until April 12, 2002 to answer or otherwise plead to the complaint.

     On or about April 1, 2002, registrant's subsidiary, Rocky Mountain Gas, Inc. (RMG) was served with a Second Amended Complaint wherein the Northern Plains Resource Council filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA, against the U.S. BLM, RMG certain of its affiliates and some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et al by the BLM in the Powder River Basin of Montana and for other relief. RMG and its affiliates have not yet answered or otherwise pled to the complaint.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. None.

     (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended February 28, 2002.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            CRESTED CORP.
                                            (Company)



Date: April 10, 2002                   By:     /s/ John L. Larsen
                                            ----------------------------------
                                            JOHN L. LARSEN,
                                            Chairman and CEO



Date: April 10, 2002                   By:     /s/ Robert Scott Lorimer
                                            ----------------------------------
                                            ROBERT SCOTT LORIMER,
                                            Principal Financial Officer
                                            and Chief Accounting Officer