Form 10-K
period 2002-05-31
CRESTED CORP
filed 2002-09-13
CIK 25657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  Annual report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended May 31, 2002 or
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from          to
                                                         --------    --------
Commission file number 0-8773
                       ------

                                  CRESTED CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Colorado                               84-0608126
-------------------------------------------------     --------------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

                877 North 8th West
                   Riverton, WY                                82501
-------------------------------------------------     --------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, including area code:         (307) 856-9271
                                                      --------------------------

               Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 9, 2001 computed by reference to the average of the bid and asked prices for the Registrant's common stock as reported by National Quotation Bureau on Pink Sheets for the week then ended, was approximately $1,861,000.

                   Class                      Outstanding at September 9, 2002
---------------------------------------     ------------------------------------
      Common Stock, $0.001 par value                17,114,276  shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the item numbers involved:

         Annual Meeting Proxy Statement for the fiscal year ended May 31, 2002 into Part III of the filing.

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

                                     PART I

ITEM 1 AND ITEM 2.  BUSINESS AND PROPERTIES.

(A)      GENERAL.

     Crested Corp. (a Colorado corporation formed in 1970) and its parent company U.S. Energy Corp. ("USE") are in the business of acquiring, exploring, developing and/or selling or leasing mineral properties. In this Annual Report, "we", "Company" or "Crested" refer to Crested Corp. unless otherwise specifically noted.

     In fiscal 2002, most of our business activity with our parent USE was directed to the coalbed methane business, i.e., acquiring acreage, drilling exploratory wells, testing the wells, and negotiating the purchase of a coalbed methane ("CBM") producing field. The coalbed methane gas business is conducted through Rocky Mountain Gas, Inc. ("RMG"), a Wyoming corporation owned 51.2% by USE and 40.5% by Crested. At May 31, 2002, Crested is a 70% majority-owned subsidiary of USE (see below). Properties of RMG are held in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 280,486 gross mineral acres of coalbed methane properties.

     We also hold an interest in cash flow produced from commercial properties, most of which are located in Utah that were acquired as a part of a uranium property and mill acquisition. In fiscal 2002, only the commercial properties produced revenues. However, presently the Company's business priority is focused mainly on CBM; mining activities may be reactivated in the future if the commodities' prices improve and the capital markets for mining improve significantly.

     The Company also owns interests in mining assets, all of which now are in "shut down" status. The uranium properties are located on Sheep Mountain in Wyoming and in southeast Utah; we also hold a royalty interest in uranium claims on Green Mountain, Wyoming, now held by Kennecott Uranium Company (see below). The gold property is located in Sutter Creek, California, east of Sacramento. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims.

     For detailed information about our coalbed methane properties and business strategy, please see "Minerals - Coalbed Methane" below.

     USE and Crested originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans; Mr. Evans died in calendar 2002). In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and Crested subsequently paying these debts by issuing common stock to USE, Crested became a majority-owned subsidiary of USE in fiscal 1993. In fiscal 2001, Crested issued another 6,666,666 shares of its common stock to reduce Crested's debt owed to USE by $3.0 million, which increased USE's ownership of Crested to 70%. All of the operations of Crested and USE are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone 307.856.9271.

     Most of Crested's operations are conducted through the USECC Joint Venture ("USECC") with USE, and jointly-owned subsidiaries and affiliates of USE and Crested. Assets, liabilities and operations of USECC are not consolidated on the Company's financial statements as it is accounted for by the Company under the equity method of accounting.

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

     The gold assets held by Sutter Gold Mining Company ("SGMC"), a majority-owned subsidiary of USE and the Company (owned 3.2% by Crested), are in shut down status. Improved gold prices in calendar 2002 may permit raising the necessary capital to put the assets into production or sell the assets in either calendar 2002 or 2003.

(B)  NARRATIVE DESCRIPTION OF BUSINESS (INCLUDING ITEM 2 - PROPERTIES).

MINERALS

     The competitive conditions in our business are as follows:

COALBED METHANE

     In the coalbed methane business and mining, USECC competes against many companies, some of which are much larger and better financed than USECC. The principal area of competition in the coalbed methane business (our currently most active business area), is encountered in the financial ability to acquire good acreage positions and drill wells to explore coalbed methane potential, then, if warranted, drill production wells and install production equipment (gathering systems, compressors, etc.). For example, Williams Company, Marathon-Pennaco and Evergreen Resources (all public companies) are active in the coalbed methane business in Wyoming and Montana. They acquire and sell acreage, drill exploratory wells, and produce and sell coaled methane gas. Additional competition is presented in acreage acquisition by a number of private independent companies.

     In fiscal 2001, we reported revenues from contract methane well drilling and support services. Crested and USE sold off most of the equipment used in these operations in fiscal 2002, retaining three drilling rigs for RMG operations as needed, and construction activities are limited to a few small projects in Riverton, Wyoming. USE and Crested contract out RMG's coalbed drilling and construction work to third parties. Therefore, contract drilling/construction no longer is a segment of our business.

GOLD

     In the gold sector, we compete against Rio TInto plc, Barrick, AngloGold, Newmont Mining, and other public companies with worldwide exploration and production facilities. These companies have inventories of exploration, development stage and producing properties, and inventories of refined gold. Putting a gold property into production requires significant capital; these companies, unlike USECC, have in place the financial capital, and the engineering personnel, necessary to mine the minerals and build the related infrastructure and production facilities. There are a number of small private independent gold exploration companies in the United States, but they do not compete with us.

MOLYBDENUM

     We own a royalty interest in a molybdenum property in Colorado; the property is owned by Phelps Dodge Corporation, a worldwide integrated minerals company with inventories of exploration, development stage, and producing properties, involving numerous metals and other minerals. We are not actively engaged in the molybdenum business at the present time.

URANIUM

     In the uranium sector, public companies like Cameco, Rio Tinto and Cogema are the dominant uranium producers. They own inventories of exploration, development stage and producing properties, and inventories of uranium oxide. Although we have a fully-equipped mill in Utah, the mill is not operating and we presently need additional capital to mine the minerals we own nearby and process the material through the mill.

     In the commercial operations area (significant in terms of fiscal 2002 revenues but not our primary business focus), USECC owns and manages an office building (where our headquarters are located), and small parcels of land, all in Riverton, Wyoming, and a small amount of additional acreage elsewhere in Wyoming. We also own a townsite, a motel and convenience store, and other commercial facilities in Utah. There is no significant competition in this area, although parcels are sold from time to time, we are not in the land development business.

(C) NARRATIVE DESCRIPTION OF BUSINESS (INCLUDING ITEM 2 - PROPERTIES).

MINERALS

COALBED METHANE

     GENERAL. Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 51.2% by USE and 40.5% by Crested).

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

     Methane is a common component of coal since methane is created as part of the coalification process. Coals vary in their methane content as measured by standard cubic feet per ton. Whether a coalbed will produce commercial quantities of methane gas depends on the coal quality, its content of natural gas per ton of coal, the thickness of the coalbeds, the reservoir pressure, the existence of natural fractures, the permeability of the coal, and saturation with water to help hold methane in the coal bed.

     Methane production is a direct result of reducing the hydrostatic (water) pressure in the coal formation. CBM field evaluation requires two principal stages: First, drill a number of wells (typically eight or more in a 'pod') down to the same coal formation, in contiguous 80 acre spacing per well, and test the water contained in the formation from coal samples taken from the formation. The water testing determines if the geochemical environment of the coal seam was conductive to the formation of CBM in the coal. Second, assuming initial drill and test data confirms CBM is present in the formation, install gathering lines to hook up the wells and put the wells on pump to 'dewater' the coal formation. Usually, for coals in the Powder River Basin, hydrostatic pressure must be reduced to about 50% of initial pressure before enough data is obtained (water flow rates, CBM gas flows) to determine how much CBM the wells may produce. This dewatering stage may take 6 to 12 months. Production starts with the third stage: Installing (or have a transmission company install) a compressor and transport line to carry the produced gas to a gas transmission line for sale to end users. Gas production starts gradually then continues to grow in volume as hydrostatic pressure is reduced. Optimal production won't occur until the hydrostatic pressure is reduced approximately 90% from initial levels. During the initial gas production phase then and only then can reserves be established.

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

     OVERVIEW OF RMG. As of the filing of this report, RMG holds leases and options to develop approximately 280,486 gross mineral acres (including 43,711 acres we have options on) under leases from the United States Bureau of Land Management, the states of Wyoming and Montana, and private landowners. Table 1 shows the total gross and net lease acres held in each prospect, and the amount of such acreage held by RMG and by companies with which RMG has agreements (CCBM, Inc. and Quaneco, L.L.C.). These agreements are summarized under "Carrizo
- Purchase and Sale Agreement" and "Quaneco - Agreement."

Acreage data assumes CCBM completes its obligations; CCBM will own its 50% working interest in wells drilled under CCBM's drilling fund commitment, but if CCBM does not complete its purchase obligations, CCBM would not be entitled to a working interest in the remaining undrilled acreage.

     CCBM currently has purchase rights to acquire a 6.25% working interest in the Castle Rock prospect, and owns a 6.25% working interest in eight wells in Castle Rock, which were drilled by Suncor Energy Natural Gas America, Inc. ("SENGAI"). RMG's and CCBM's interests in the Castle Rock prospect, as shown in Table 1, reflect the completion of SENGAI's drilling program in late calendar 2001. SENGAI elected not to exercise its option under an Option and Farmin Agreement on February 8, 2002. See the summary below, and "SENGAI - Option and Farmin Agreement."

     Prospects are evaluated for coal potential using available public and industry data, taking into account proximity to other positions held by RMG and existing or planned gas transmission lines, and whether drilling and production permits can be obtained and the costs thereof. The final decision to acquire a prospect is made by the president of RMG. Well drilling and testing is done by outside contract drilling companies. Drilling results (cores, gas and water flow rates, and other data) are evaluated by RMG staff, using customary technical methods, to determine if any zones encountered in the well should be completed for production. Completion requires setting casing pipe down to the zone(s), installing pumps, and installing and setting up the necessary surface equipment (for example, water disposal lines and water holding tanks for evaluation wells in Montana, pending production permitting approval and water holding ponds in Wyoming). The decision whether to complete the well is made by RMG's president.

     Table 1 reflects RMG's, Quaneco's and CCBM's acreage position as of the filing of this report. Table 1 does not reflect the reduction in net acreage held by RMG if Anadarko Petroleum, Inc. exercises its option to back in for a 25% working interest on 43,711 gross acres within the Oyster Ridge prospect. Also, 43,711 of the acres shown as held in Oyster Ridge, assume we continue to earn acreage under the drill-to-earn-acreage provisions of the option agreement with Anadarko. See "Description of Prospects - Oyster Ridge" below.

TABLE 1


      Project
      and Date            Gross Lease          Net Lease          RMG Net          Quaneco Net          CCBM Net
      Acquired               Acres               Acres             Acres              Acres              Acres
----------------------------------------------------------------------------------------------------------------
     Castle Rock            123,840             111,567            48,811            55,784              6,973
      Jan. 2000
        Kirby                80,254              74,512            18,628            37,256              18,628
      Jan. 2000
       Bobcat                1,940                930               465                 0                 465
      June 2002
    Oyster Ridge             65,247              65,247            25,729               0                25,729
      Dec. 1999
      Clearmont              6,305               3,745             1,873                0                1,873
      Jan. 2000
       Sussex                  640                 640              320                 0                 320
      Jan. 2000
       Finley                  160                 160               80                 0                  80
      Jan. 2000
     Baggs North               120                 120               60                 0                  60
      Jan. 2000
   Gillette North              80                  80                40                 0                  40
      Jan. 2000
       Arvada                 1,900               1,700              850                0                  850
      Jan. 2000
                            ------              -------            -----             -----               ------
        TOTAL               280,486             258,701            96,855            93,040              55,018
---------------------------------------------------------------------------------------------------------------

     RMG owns a 25% working interest (20% net revenue interest) on 80,254 gross and 74,512 net acres in the Kirby prospect (southeast Montana) and a 50% working interest (from 30% to 50% net revenue interest) on 73,492 net acres in other prospects (all in Wyoming). RMG owns a 43.75% working interest (35% net revenue interest) in the Castle Rock prospect on 123,840 gross and 111,567 net acres in southeast Montana. CCBM, Inc., a subsidiary of Carrizo Oil and Gas, Inc., can purchase a 6.25% working interest in our acreage (6,973 net acres) of the Castle Rock prospect if they meet certain payment obligations. In July 2001, we sold a 50% working interest in all our coalbed methane leases, except at Castle Rock, to CCBM for $7,500,000, plus other considerations. The acreage data above reflects this transaction.

     CCBM will pay up to $5,000,000 for drilling and completing coalbed methane wells on the properties owned by RMG and CCBM. Drilling started on the Clearmont prospect in Wyoming in August 2001. This drilling program should be sufficient to drill a total of approximately 60 coalbed methane wells to completion or abandonment stage. We have a carried working interest in all of the wells drilled in these programs.

     As of August 15, 2002, RMG had set casing on 31 wells (80 acre spacing units) at the Clearmont prospect and are now in the process of drilling additional wells. No reserves have been established to date. Drilling permits for 58 additional wells have been issued for the Clearmont prospect.

     A total of 58 wells have been drilled on RMG acreage to through May 31, 2002: five in fiscal 2001 and 53 in fiscal 2002. Nineteen of the wells were drilled by SENGAI in Castle Rock under the terms of the Suncor Option and Farmin Agreement (see below). Eleven of those 19 wells were stratigraphic wells and will be reclaimed by Suncor; 8 of those 19 wells were completed and are owned by RMG (93.75% working interest) and CCBM (6.25% working interest), as Quaneco opted out of maintaining a working interest in the 8 wells. Other than the Castle Rock wells, RMG and CCBM both have a 50% working interest in all of these wells (see Table 2 below).

     As of May 31, 2002, CCBM and RMG have spent approximately, $2,245,000 of the $5,000,000 drilling fund. RMG is relying on the $2,755,000 balance to pay for 100% of the drilling and completion costs on up to 33 more wells currently permitted, for which work is scheduled from August 2002 through September 2002:
16 wells on the Clearmont prospect (estimated costs $1,255,000); 9 wells on the Bobcat prospect (estimated costs $800,000); and 6 wells on the Arvada prospect (estimated costs $550,000); and 2 wells on the Oyster Ridge prospect (estimated cost $150,000) Like previous wells drilled with the CCBM drilling fund, RMG will have a 50% carried working interest with no financial obligation to RMG for drilling and completion costs until after CCBM has spent $5,000,000. Work would be delayed if CCBM were not able to fund these costs. Presently, USE and RMG do not have the capital resources to fund these costs, and would have to obtain the necessary capital from other industry partners or from sale of equity in USE or RMG.

     Future annual financial obligations for the coalbed methane properties are approximately $286,300 for fiscal 2003 in acreage rental fees to lessors, which will be paid 50% by RMG and 50% by CCBM on all acreage except Castle Rock, and 21,536 acres within Oyster Ridge which are not covered by the option with Anadarko. Those costs and fees for Castle Rock will be paid 43.75% by RMG, 6.25% by CCBM, and 50% by Quaneco, except for the eight wells owned by RMG and CCBM, which will be paid 93.75% by RMG and 6.25% by CCBM.

     Table 2 shows the wells drilled on RMG's prospects from June 1, 2000 through May 31, 2002. Under the agreement with Carrizo, RMG has a carried working interest in all these wells (with the exception of a $156,634 payment that was made by RMG to cover 50% of a non-consent cost for 12 wells; CCBM also paid $156,634 to cover 50% of their cost in acquiring a non-consent working interest in those 12 wells), as CCBM has paid for all drilling and completion costs on the wells other than the 19 Castle Rock wells. RMG has a carried working interest in the 8 Castle Rock wells which were completed (out of the 19 drilled in that prospect), as SENGAI paid for all drilling and completion costs on the 8 Castle Rock wells under a drilling program completed in December 2001. RMG owns a 93.75% working interest and CCBM owns a 6.25% working interest in the 8 Castle Rock wells (CCBM paid for its interest in these wells, see "SENGAI - Option and Farmin Agreement"). With the exceptions noted above, all the wells on the Oyster Ridge, Clearmont and Arvada prospects have been drilled at CCBM's sole expense since its participation began on June 30, 2001. Table 2 lists the number of wells drilled, the total costs and the remaining number of wells currently permitted for drilling as of May 31, 2002.

TABLE 2
                            ROCKY MOUNTAIN GAS, INC.

-----------------------------------------------------------------------------------------------------------------
     PROSPECT                FY 2001                    FY 2002                        TOTAL            Remaining
                        (6/1/00 - 5/31/01)         (6/1/01 - 5/31/02)                                    Permits
                        Wells        $             Wells         $               Wells         $
-----------------------------------------------------------------------------------------------------------------
Castle Rock              3     $ 283,894            19*     $ 2,500,000           22      $ 2,783,894      15
Kirby                    0     $    --               0      $    --                0      $    --           6
Oyster Ridge             2     $ 150,503             5      $   464,170**          7      $   614,680       0
Clearmont                0     $    --              28      $ 1,470,351           28      $ 1,470,351      59
Arvada                   0     $    --               1      $    64,790            1      $    64,790       3
-----------------------------------------------------------------------------------------------------------------
TOTAL                    5     $ 434,397            53      $ 4,499,318           58      $ 4,933,715      83
-----------------------------------------------------------------------------------------------------------------

     *    Drilled by SENGAI
     ** These costs include an additional $169,314 spent on the two wells drilled during fiscal 2001.

     BOBCAT PROPERTY. On April 12, 2002, USE and RMG signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming. The contract closed on June 4, 2002. USE paid the seller $500,000 cash and another $150,000 by issuing 37,500 shares of its restricted common stock to the seller; CCBM paid $500,000 cash to the seller and Carrizo Oil & Gas, Inc. issued restricted shares of its common stock valued at $150,000. The properties are located approximately 25 miles north of Gillette, Wyoming, in Campbell County. To date, 18 coalbed methane wells have been drilled; 13 wells are currently hooked up and producing at a combined rate of approximately one million cubic feet of gas per day (1,000 mcf) from the two primary coals on the property: the Cook coal (11 wells) at 650 feet, and the Canyon coal (2 wells) at 450 feet. Production began in late December 2001. Currently, RMG is planning to add equipment to increase the production rate.

     Permits have been issued to the seller for drilling 30 more wells on 80 acre spacing.

     CCBM has exercised its right to participate in purchase of the Bobcat property, for 50% of the interests in the property subject to the agreement. For information on agreements with CCBM, please see "Carrizo - Purchase and Sale Agreement" below. RMG will be the operator of the properties.

     The seller keeps as an overriding royalty interest all net revenue interest in the properties in excess of 80%. RMG and CCBM each hold an average of 31% working interest and an average of 25% net revenue interest, in the drilled wells.

     CARRIZO - PURCHASE AND SALE AGREEMENT. On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc., a Delaware corporation which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS "CRZO"). The agreement between CCBM and RMG is intended to finance the further development of the acreage prospective for coalbed methane currently owned by RMG in Montana and Wyoming, and to acquire and develop more acreage in Wyoming and the Powder River Basin of Montana.

     RMG has assigned CCBM an undivided 50% interest in all of RMG's existing coalbed methane properties (with the exception of Castle Rock of which only a 6.25% working interest was assigned) for a purchase price of $7,500,000 by a promissory note payable in principal amounts of $125,000 per month plus interest at an annual rate of 8%, over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. These properties consisted of the Kirby, Oyster Ridge, Clearmont, Sussex, Finley, Baggs North, and Gillette North properties. The 50% undivided interest is pledged back to RMG to secure the purchase price, and will be released 25% when 33.3% of the principal amount ($2,500,000) of the purchase price is paid, another 25% when total principal payments reach 66.6% of the principal amount ($5,000,000) of the purchase price, and the balance of the total 50% undivided interest when all of the principal amount ($7,500,000) of the purchase price, has been paid.

     CCBM has the right to participate in other properties RMG may acquire (like the Bobcat property) under the area of mutual interest ("AMI"), see Agreement for Purchase of the Bobcat Property" above, and information on the AMI below.

     To start development, and as part of the consideration for the acquisition, CCBM agreed to pay $5,000,000 to drill and complete from 30 to 60 wells on the coalbed properties. RMG will be "carried" for its 50% interest in these wells, and will not be required to pay any of such costs. After the initial $5,000,000 has been spent, RMG and CCBM each will pay for their 50% share of costs in subsequent wells, and also will pay for their 50% share of operating costs for the wells drilled and completed in this drilling program. Without CCBM's consent, none of the drilling funds can be used for operations associated with water disposal wells, gas compression beyond 100 PSIG, or for facilities downstream of compression beyond 100 PSIG. CCBM will earn a 50% working interest in each well location (80 acres) and gas production therefrom, regardless of the status of payments on the promissory note.

     Drilling under the CCBM agreement started in August 2001. As of May 31, 2002, CCBM has spent approximately $2,245,000 of the $5,000,000 work commitment on the drilling of 22 wells at Clearmont, 4 wells at Oyster Ridge, 1 well at Arvada, and has funded $225,000 of the drilling conducted by SENGAI in Montana as part of the Quaneco agreement. Amounts remaining out of the $5,000,000 will be used for drilling during the remainder of fiscal 2002 and on into fiscal year 2003, or applied to property acquisitions, as agreed upon by the parties. If less than the entire $5,000,000 is spent within two years (subject to extensions due to force majeure), CCBM shall pay RMG one-half the unspent portion of the $5,000,000. However, this payment obligation back to RMG is subject to RMG complying with all of the terms and provisions of the Purchase and Sale Agreement, the joint operating agreement, and the procedures therein set forth regarding authorizations for expenditures to drill $5,000,000 worth of "reasonable wells." This means wells which meet these economic criteria: (1) individual well cost (including hook-up to sales) must meet a projected internal rate of return in excess of 15% at prevailing market prices; (2) the wells must be on acreage blocks that are touching and contain minimum sizes (Kirby prospect, at least 2,560 acres; Clearmont, at least 640 acres; and Arvada, at least 480 acres); and (3) no more than 10 wells per calendar year at Oyster Ridge will qualify as reasonable. The intent is for CCBM to spend $2,500,000 on behalf of RMG on drilling and completing "reasonable wells." If CCBM fails to do this despite a total of $5,000,000 of reasonable well proposals by RMG, then CCBM shall be obligated to pay any remaining unspent portion of the $2,500,000 directly to RMG.

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

     RMG is the designated operator under a Joint Operating Agreement between RMG and CCBM, which governs all operations on the properties subject to the Purchase and Sale Agreement between RMG and CCBM subject to pre-existing JOA's with other entities, and operations or properties in the area of mutual interest ("AMI"). The AMI four-year term ends June 30, 2005. It covers the entire state of Wyoming, and the Powder River Basin of Montana, but will be reduced if CCBM does not obtain at least $20 million for future property acquisitions (see below).

     A management committee oversees all operations subject to the Purchase and Sale Agreement, with two members each from CCBM and RMG, however, RMG shall have a tie-breaking vote until the $5,000,000 drilling commitment has been expended and until the purchase price has been paid. Once the $5,000,000 drilling commitment has been expended and the full purchase price is paid, RMG will allocate (with Quaneco's consent) to CCBM one of RMG's managing member positions with Powder River Gas LLC, which is the operative entity for the Montana acreage RMG holds with Quaneco L.L.C.

     With respect to the Castle Rock prospect in Montana, which was subject to the agreement with SENGAI, RMG was entitled to have CCBM pay for $225,000 of RMG's drilling obligations; for this funding (part of the $5,000,000 drilling program with CCBM), CCBM received an undivided 6.25% working interest on each well so drilled and the 80 acre spacing allocated to each such well, i.e. one-half of RMG's 12.5% working interest, during the SENGAI drilling program. CCBM made the $225,000 payment to RMG on March 26, 2002, and RMG has subsequently paid SENGAI that amount to fulfill its obligations to SENGAI and Quaneco. See "Quaneco - Agreement" and "SENGAI - Option and Farmin Agreement."

     Under the Purchase and Sale Agreement with CCBM, CCBM will use its best efforts to obtain financing to raise no less than $20,000,000 to be used by RMG to acquire more properties in the AMI. CCBM would have a 50% working interests in properties so acquired. If CCBM's efforts were not successful by June 30, 2002, the AMI was to be reduced to a 6-mile radius from all existing properties held jointly by RMG and CCBM unless RMG agreed to an extension of this time frame. RMG has extended the time frame for CCBM raising the funds, to June 30, 2003.

     QUANECO - AGREEMENT. On January 3, 2000, RMG purchased a 50% working interest and 40% net revenue interest in the Castle Rock and Kirby prospects in the Powder River Basin of southeast Montana consisting of approximately 185,000 net mineral acres from Quaneco, L.L.C. (formerly Quantum Energy, L.L.C., Cleveland, Ohio and Oklahoma City, Oklahoma). The acreage includes 88,410 net acres of Bureau of Land Management ("BLM") land, 14,916 net acres of state land (Montana), and 82,775 net acres of fee land. In fiscal 2000 and 2001, RMG paid Quaneco the cash purchase price of $5,500,000 for the acreage.

     A separate provision in the Quaneco agreement required RMG to spend $2,500,000 to drill and complete 25 wells. Under the subsequent Option and Farmin Agreement with SENGAI, SENGAI paid $2,000,000 in their first drilling program on this prospect, and RMG paid $250,000. Of this amount, $225,000 was paid to RMG by CCBM and subsequently paid over to SENGAI, leaving RMG with a net obligation of $25,000, which was paid. RMG had previously performed work and paid costs for a credit of approximately $250,000 on the Castle Rock and Kirby prospects. All of RMG's drilling obligations to Quaneco therefore have been fulfilled.

     The Kirby prospect, owned originally by RMG and Quaneco, and now CCBM as well, is operated through Powder River Gas, LLC, a Wyoming limited liability company. Initial CBM well sites have been selected by the management committee in which Quaneco and RMG currently have equal representation. USECC has the right to provide drilling services on the first 25 wells drilled by Powder River Gas, LLC based on competitive drilling rates in the area surrounding the wells to be drilled. Thereafter, USECC will have the right to submit bids on a competitive basis to Powder River Gas LLC for drilling contracts on additional acreage. CCBM has recently acquired 50% of RMG's interest in the Kirby prospects leaving ownership interest at 25% RMG, 25% CCBM, and 50% Quaneco.

     SENGAI - OPTION AND FARMIN AGREEMENT. On February 8, 2001, RMG closed an Option and Farmin Agreement with Suncor Energy Natural Gas America, Inc. ("SENGAI"). SENGAI had an option on two blocks of acreage covering 111,566 net acres in southeast Montana; the option on the second block of acreage was contingent upon SENGAI exercising its option on the first block of acreage. The option on the first block of acreage expired on February 8, 2002 without exercise.

     Under the Option and Farmin Agreement, SENGAI committed to pay for all costs up to $2,000,000 in a $2,250,000 drilling program on the first block of acreage, starting in the fall of 2001. RMG had to pay the remaining $250,000 for the drilling program (on its behalf and for Quaneco LLC, which completes RMG's drilling commitment to Quaneco; see below). SENGAI had to complete the drilling program regardless of whether it exercised the options. SENGAI completed this program in the fall of 2001.

     As the first option was not exercised, all of the work paid for under the drilling program will benefit RMG (and now CCBM and Quaneco in their respective working interests), and SENGAI has no rights in the Castle Rock prospect or in any wells drilled on it.

     The SENGAI drilling program neither established CBM reserves or condemned the drilled acreage as unproductive. RMG believes that SENGAI declined to exercise the option based on SENGAI's evaluation of incomplete data generated by SENGAI's drilling program, which SENGAI designed and executed. When SENGAI drilled the 19 exploratory wells under its option on the Castle Rock prospect, SENGAI did not utilize the best available procedures to detect possible CBM content. In addition, 6 of the wells were drilled in a pod configuration but 5 of the 6 were drilled into separate coal seams, even though efficient dewatering requires multiple close-spaced wells into the same coal. Eleven other of the SENGAI-drilled wells confirmed the presence of coal at the depths originally estimated by RMG, but otherwise insufficient data was generated by the drilling and testing of these 11 wells to determine if the coal might e productive of CBM.

     RMG, Quaneco and SENGAI have signed a Project Completion Agreement, whereby Powder River Gas L.L.C. (an operating company owned equally by RMG and Quaneco) will become the operator of record for the Castle Rock properties and SENGAI's working interest will revert to 0% in the project. In addition, RMG has elected to accept a 93.75% working interest in (and RMG will operate) 8 completed wells in the Castle Rock area. CCBM has a 6.25% working interest in these 8 wells.

     Although the data on the 8 wells to be retained by RMG is incomplete (which wells were drilled by SENGAI), RMG will further evaluate the data. If the results are favorable, RMG will start dewatering these wells and establish a pod grid to drill and complete more wells around each existing well to maximize dewatering efficiency. As with any CBM project, a substantial amount of dewatering of pods of wells into the same coal is necessary before the economics of the wells can be assessed. RMG has not prepared a budget or timetable for this future work, but expect to do so by March 31, 2003.

         DESCRIPTION OF PROSPECTS

     Leases of federal mineral rights are obtained from the United States Bureau of Land Management and expire from 2004 to 2009, unless RMG establishes production on the lease, in which event the lease is held so long as coalbed methane or other gas or oil is produced. A royalty interest of 12.5% on the production is paid to the BLM. State leases expire from 2003 to 2004 in Wyoming and Montana, unless RMG establishes production on the lease, in which event the lease is held so long as coalbed methane or other gas or oil is produced. The royalty paid to the State of Wyoming is from 12.5 % to 16.67%, and 12.5% to the State of Montana. Annual renewal fees for non-producing Federal leases is $1.50 to $2.00 per acre, and $1.00 and $1.50 for non-producing Wyoming and Montana leases.

     Leases on private (fee) land for coalbed methane and conventional gas expire at various times from 2003 to 2011, unless production is established, in which event the lease is held so long as there is production. The landowner is paid a royalty from production of 12.5% to 20.0% , depending on the lease terms.

     For description of leases, see Table 3 below.

TABLE 3
                            ROCKY MOUNTAIN GAS, INC.


------------------------------------------------------------------------------------------------------------------------
                        Gross Leased     Net Leased     Net Leased      Net Leased       Net Leased         Net Leased
Prospect                Acres            Acres          from BLM        from State of    from State of      from Private
                                                                        Wyoming          Montana            Owners
------------------------------------------------------------------------------------------------------------------------
Castle Rock               123,840          111,567        55,104             0             10,860             45,603
Kirby                     80,254            74,512        33,305             0              4,056             37,151
Oyster Ridge*             21,536            21,536        17,107           1,229              0               3,200
Clearmont                  6,305            3,745            0              640               0               3,105
Sussex                      640              640             0              640               0                 0
Finley                      160              160             0              160               0                 0
Baggs North                 120              120             0              120               0                 0
Gillette North              80                80             0               80               0                 0
Arvada                     1,900            1,700          1,200             0                0                500
------------------------------------------------------------------------------------------------------------------------
Bobcat                     1,940           1,940            0               0                0                1,940
------------------------------------------------------------------------------------------------------------------------

     *Does not include 43,711 under option from Anadarko Petroleum. See "Description of Properties - Oyster Ridge."

     CASTLE ROCK: The Castle Rock project consists of 123,840 gross and 111,567 net acres located in the northeastern portion of the Powder River Basin of Montana, west of Broadus, Montana. Coals present are in the Tongue River member of the Fort Union formation and appear comparable to coals currently being developed by other operators south of the Castle Rock acreage near the Montana/Wyoming border. Currently, there are no pipelines in this area. The federal leases generally have 10-year terms and fee and state leases generally have two to five year terms.

     KIRBY: The Kirby project consists of 80,254 gross and 74,512 net acres located in the northwestern portion of the Powder River Basin in Montana located in Big Horn and Rosebud Counties, Montana, north of Sheridan, Wyoming. Coals are in the lower portion of the tertiary Fort Union formation and are similar to productive coals in the Wyoming portion of the Powder River Basin to the south. Redstone (recently acquired by Montana Dakota Utilities) has established significant coalbed methane production 12 miles south of Kirby at the CX field. At least two other operators are currently planning to drill and develop nearby acreage. CMS's Bighorn Gas Gathering recently extended a new 20" pipeline to within 10 miles of the Kirby project. Three exploration wells are currently scheduled to be drilled at Kirby during the summer of 2002.

     OYSTER RIDGE: The Oyster Ridge project consists of 65,247 gross and net acres located in southwestern Wyoming in the Ham's Fork Coal Field adjacent to the Green River Basin. RMG and CCBM have a 100% working interest (50% each) in 21,536 acres within Oyster Ridge.

     Anadarko Petroleum, Inc. is successor to Union Pacific Land Resources Corporation, which sold the acreage subject to UPLRC's back in option to third parties, from whom RMG acquired the acreage in December 1999.

     The agreement with Anadarko is a drill-to-earn-acreage agreement: RMG must drill at least four wells each year, each on a new section (640 acres), to earn a lease on each drilled section , and also to keep in force previously earned leases in the 43,711 acres areas. Wells drilled by seller, and by RMG (with
CCBM), have earned 3,200 acres, which are included in the 21,536 acres leased presently. As of March 31, 2002, RMG has met its drilling obligations for the year ended March 31, 2002. Under the terms of the agreement, RMG must drill 4 additional wells by March 31, 2003 to keep its agreement in force. RMG expects to meet this drilling commitment.

     Within this prospect, 43,711 gross acres are subject to an option held by Anadarko Petroleum, Inc. to participate as a 25% working interest owner on all wells drilled each year. Anadarko has not yet elected to participate, and has no working interest in the seven wells drilled to date on this prospect. If Anadarko elects to participate in the future, working interest ownership in affected wells would be of 37.5% RMG, 37.5% CCBM, and 25% Anadarko.

     The area is prospective for coalbed methane production from two primary Cretaceous age coals, the Frontier and the Adaville. The Kern River pipeline, which services southern California, crosses the property. Exploratory drilling and completion operations on previously drilled wells resumed at Oyster Ridge in June, 2001. To date, $621,128 has been spent on 7 exploratory wells.

     CLEARMONT: The Clearmont project consists of approximately 6,305 gross and 3,745 net acres located in the western Powder River Basin of Wyoming. RMG (and now CCBM jointly) owns working interests ranging from 25% to 100%. The area is characterized by several shallow Fort Union coalbeds (most notable the Roland and Anderson coals) as well as several deeper coals that hold significant exploration potential. Substantial coalbed methane production and development is ongoing in the immediate area including Federated's Box Elder Creek project 12 miles to the west and the Penneco/CMS Wild Horse Creek project 15 miles to the east. The Clearmont project is located at the convergence of the WBI Bitter Creek and the Bighorn Sheridan Lateral pipelines. A 28 well exploration and development drilling program began at Clearmont in August 2001 and could be in production in 2002 or early 2003 depending on drilling results and gas prices. To date, $2,247,000 has been spent on drilling and infrastructure at Clearmont.

     Nineteen of the existing 31 wells at Clearmont have been on full-scale dewatering since June 2002. These 19 wells are hooked up to a gas gathering system but no gas will be sold until the compressor is set up (see below). The remaining 12 wells will start dewatering and be hooked up to a gas gathering system in 2003. In addition, another 16 wells will be drilled and completed and put on dewater pumps; it is expected that this added 16 well project will be started in September 2002. We expect to have sufficient data to evaluate the economics of Clearmont in the second or third calendar quarter 2003.

     During 2003, RMG expects to begin selling gas produced from the Clearmont wells to CMS field Services, Inc. pursuant to a gas purchase contract. In the third calendar quarter 2002, RMG will complete construction of a field gathering system (for delivery and initial compression of the gas) to Bighorn Gas Gathering, LLC. Bighorn has signed a gas gathering agreement with RMG to deliver gas collected from RMG's system to CMS, and Bighorn expects to have its system built from Clearmont to a gas transmission pipeline in the fourth calendar quarter 2002.

     SUSSEX: RMG and CCBM hold 640 gross and net acres in this project area located in Johnson County, Wyoming. This State lease lies 3 miles south of Sussex, Wyoming. RMG has a 100% working interest. To date, RMG has not conducted any significant development on the property.

     FINLEY: RMG and CCBM hold 160 gross and net acres in this project area located in Converse County, Wyoming. This prospect is a State lease 12 miles east of Edgerton, Wyoming. Review for a two well test is underway. To date, RMG has not conducted any significant development on the property.

     BAGGS NORTH: This prospect contains 120 gross and net acres located in Carbon County, Wyoming. This State lease is located 7 miles north of Baggs, Wyoming. RMG and CCBM hold a 100% working interest in this prospect. To date, RMG has not conducted any significant development on the property.

     GILLETTE NORTH: RMG and CCBM holds a 100% working interest in 80 gross and net acres in this project area located in Campbell County, Wyoming. This State lease lies at the north end of the City of Gillette. Existing coalbed methane wells lay in the section immediately north. Permitting of two wells has begun on RMG's property. RMG intends to conduct test drilling and production techniques in this area which lies in the heart of the current coalbed methane play in the Gillette area. To date, RMG has not conducted any significant development on the property.

     ARVADA: This prospect contains 1,900 gross acres and 1,700 net acres located in Sheridan County, Wyoming. RMG and CCBM hold a 100% working interest, and a 62% to 81.5% net revenue interest. To date, RMG and CCBM have spent $64,428 on the drilling of one 1,471' deep test well and are analyzing the drilling results. Subject to good results from further exploratory drilling, RMG anticipates constructing a field gathering system on the Arvada property in mid-calendar 2003 and begin production sales in the third calendar quarter 2003. Gas gathering and production sales are covered by agreements with Bighorn Gas Gathering, LLC and CMS Field Services, Inc.

     COALBED METHANE WELL PERMITTING. Drilling coalbed methane wells requires obtaining permits from various governmental agencies. The ease of obtaining the necessary permits depends on the type of mineral ownership and the state in which the property is located. Intermittent delays in the permitting process can reasonably be expected throughout the development of any play. For example, there is currently a temporary moratorium for drilling coalbed methane wells on fee and state lands in Montana. RMG may shift its exploration and development strategy as needed to accommodate the permitting process. As with all governmental permit processes, there is no assurance that permits will be issued in a timely fashion or in a form consistent with our plan of operations.

     On March 16, 2000, the Northern Plains Resource Council, Inc. ("NPRC") filed suit against the Montana Board of Oil and Gas Conservation (Board) requesting an order of the court compelling the defendant to prepare a Draft Environmental Impact Statement ("EIS") and amendment of the Powder River and Billings Resource Management Plans for coalbed methane development, which could further delay development. RMG and others have filed a motion to intervene to participate in this litigation and to ensure that some drilling can be performed during any environmental analysis. The Board has agreed to limit issuance of CBM well permits to 200 (of which RMG received 79) pending completion of the EIS, which is currently scheduled to be completed in the summer of 2002.

     The Wyoming Department of Environmental Quality Supplemental Environmental Impact Statement (SEIS) for the Powder River Basin in Wyoming, issued in the fall of 1999, allowed the permitting of 5,000 CBM wells to be drilled on Federal lands in Wyoming. More CBM well applications have been submitted causing the BLM to begin a second EIS for the Powder River Basin Area in Wyoming. The new draft EIS is scheduled to be completed in the fall of 2002. Development on Federal lands in Wyoming has been stopped with the balance of the Wyoming Department of Environmental Quality EIS permitted wells (4,000) occurring on fee and state lands. The BLM completed an environmental assessment ("EA") in March 2001, reviewing drainage issues, which could allow an additional 1,500 new CBM well permits in the Gillette region of the Powder River Basin. The EA and EIS may impact RMG's operations, as the Arvada prospect is within the affected area, and RMG expects to begin applying for permits in these prospects in late 2002.

     In addition, the Wyoming and Montana Departments of Environmental Quality have regulations applying to the surface disposal of water produced from CBM drilling operations. CBM operators are currently seeking changes in permit requirements and department policy that would allow operators more flexibility to discharge water on the surface. If these changes are not made, it may be necessary to install and operate treatment facilities or drill disposal wells to reinject the produced water back into the underground rock formations adjacent to the coal seams or lower sandstone horizons. If RMG cannot obtain the appropriate permits or if applicable laws or regulations require water to be disposed of in an alternative manner, the costs to dispose produced water will likely increase. These costs could have a material effect on operations in this area, including potentially rendering future production and development in the affected areas uneconomic.

     RMG has received an Environmental Assessment ("EA") and Finding of No Significant Impact ("FONSI") to drill up to 56 shallow gas sand wells. These wells are located on Federal land held with Quaneco and would be converted to production status upon receiving approval from the Montana Board of Oil and Gas. These wells would evaluate potential CBM production as well as conventional gas. Regarding other acreage held with Quaneco in Montana, the State of Montana may lift its moratorium for CBM wells on private and state ground in Montana, and start issuing new permits on these lands in summer 2002 (a voluntary moratorium is currently in place for wells on private and state ground in Montana). RMG has not determined to what extent it will participate in this procedure, and is evaluating how best to protect its position to have reasonable exploration for CBM wells proceed on state and fee ground. RMG has permits in place in order to conduct exploration in expectation that commercial production will be approved on completion of the EIS.

     In August 2001, Montana and Wyoming announced an agreement for water quality officials in both states to coordinate monitoring of water flows in the Powder River and Little Powder River drainages, to determine the impact of coalbed methane well water production on river water. Although usually well water is drinkable, it may contain high sodium absorption ratios, which can impair use of the water for irrigation purposes in clay-based soils. The respective agencies will propose regulations to establish thresholds for potential pollutants and require strict monitoring by local water quality officials. If test results indicate some well water flows adversely impact river water quality, operators could be required to put the water flow into holding ponds or take other steps to eliminate or reduce water flows or pollutants in the water. Implementation of the agreement may benefit continued coalbed methane development in these areas by opening up the water discharge permitting process in the affected areas, as water testing is completed in phases on prospects within the affected drainage areas. Currently, RMG dos not have acreage that would be impacted by these regulations but future acreage could be acquired in the affected areas.

     The following summarizes permits now in place.

TABLE 4

--------------------------------------------------------------------------------
                                            Expiration
Prospect             Remaining Permits      or Renewal Date
--------------------------------------------------------------------------------
Castle Rock                 15              04/17/2003 and 10/17/2002
--------------------------------------------------------------------------------
Kirby                        6              01/01/03
                                            07/31/2002; 08/30/2002; 09/26/2002;
--------------------------------------------------------------------------------
Clearmont                   59              10/24/2002; 11/01/002; 11/02/2002;
                                            02/04/2003,
                                            03/15/2003, 07/31/03 and 08/30/03
--------------------------------------------------------------------------------
Arvada                       3              11/12/2002
--------------------------------------------------------------------------------
Bobcat                      30              12/02/02
--------------------------------------------------------------------------------
   Total                   113
--------------------------------------------------------------------------------

     Drilling permits issued by the State of Wyoming allow one year for drilling completion; permits issued by the State of Montana allow six months. Expired permits for undrilled locations are usually renewed by the agencies without difficulty.

     Once drilled, all wells in the Clearmont and Arvada prospects remain (and future wells in Wyoming will be) subject to a National Pollution Discharge Elimination System ("NPDES") permit relating to water testing and discharge. All wells in the Castle Rock and Kirby prospects remain subject to the Montana Board of Oil and Gas Commission approval. Upon completion of drilling, wells are subject to monthly reporting regarding status and production to the respective state agencies in which they are located.

     GATHERING AND TRANSMISSION OF CBM GAS

     Companies involved in CBM production generally outsource their gas gathering, compression and transmission. RMG intends to outsource compression and gathering needs as well, possibly on a competitive basis with transmission companies in the immediate area. Negotiations with various transmission companies have been initiated in order to better manage future capital investment. To date, RMG has a gas gathering agreement and a separate gas purchase contract for the Clearmont and Arvada properties (see above).

     Coalbed methane production growth in the Powder River Basin has historically been impeded by a shortage of gathering system capacity and transport capacity out of the Basin. However, two large diameter gathering pipelines were completed in September 1999 and a third was ready for service in early 2000. The two completed pipelines provide an additional 900 million cubic feet (MMcf), of daily gas capacity as set forth below:

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

     Wyoming operators have been realizing lower than expected prices for gas produced in the Powder River Basin, due in part to seasonal/supply factors, but more significantly due to a bottleneck in take away capacity. There is now ample capacity to move gas from CBM fields within the PRB but limited interstate movement capacity from the PRB to the major markets on the coasts and in the midwest, which results in a negative price differential. The newly announced Grasslands Pipeline (to be constructed to move gas to midwest and northern markets) and the additional looping (now under construction) of the Kern River Pipeline, will add 1,000 MMcf daily PRB take away capacity when completed by the end of 2003, and should reduce the negative price differential.

URANIUM

     GENERAL. USECC has interests in several uranium-bearing properties in Wyoming and Utah and in a uranium processing mill in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium- bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, USECC could develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. However, until uranium oxide prices improve significantly, all of the uranium properties are in a shut down mode, meaning work is performed for later activity and permitting work is done as needed (monitoring and reporting) to keep existing permits in effect.

     The uranium properties have been shut down. Substantial work would be required to put them into production, including cleaning out drifts and other underground passages, pumping water out of the mines, and sampling to ascertain whether a commercially viable ore body exists on any of the properties. This work will require significant capital expenditures.

     SHEEP MOUNTAIN - WYOMING

     Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From December 21, 1988 to June 1, 1998, these assets were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, USECC received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The judgment against Nukem impressing the CIS uranium supply contracts in constructive trust with SMP remains unresolved. See "Legal Proceedings." The Sheep Mountain Mines 1 and 2 were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

     PLATEAU RESOURCES LIMITED ("PLATEAU")

     Plateau Resources Limited is a wholly-owned subsidiary of USE. See "Plateau Shootaring Canyon Mill" below. Crested is contractually obligated to fund 50% of the cash requirements of Plateau and shall also share in 50% of any cash receipts of Plateau.

     The Tony M Mine properties contains underground uranium deposits in Garfield County, Utah, and are located partially on Utah State leases.

     Plateau is the lessee of the Tony M Mine properties and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M mine was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M Mine was in production (while Plateau was owned by CPC), it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill. In addition, low grade uranium mineralization was stockpiled at the Tony M Mine and at the Shootaring Mill.

     Plateau also acquired the Velvet Mine and the nearby Woods Complex in the Lisbon Valley area in southeastern Utah. The Velvet Mine was developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The prior owner drove several miles of access tunnels (adits) and drifts (access tunnels) and mined material from the workings. However, Plateau cannot ascertain the amount or grade of material previously mined, nor have we ascertained by our own drilling the location and grade of remaining mineralized material in the mine. The Woods Complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Woods Mine. A Notice of Intent has been filed with the State of Utah to apply for a small mining operations permit. The Woods Mine property is not permitted, but USECC does not expect difficulty in obtaining a new permit, should we seek one, because the surface facilities would occupy the site that has been disturbed from previous operations.

     THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT

     GMMV. In fiscal 1991, USECC entered into an agreement to sell 50 percent of our interests in the Green Mountain uranium claims, and certain other rights, to Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company is a subsidiary of Rio Tinto plc, formerly RTZ plc of London. In consideration of the sale to Kennecott, USECC received $15,000,000 cash and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures pursuant to Management Committee budgets. At the same time USECC and Kennecott formed the GMMV and entered into a joint venture agreement (the "GMMV Agreement") to develop, mine and mill uranium ore from the Green Mountain Claims, and market uranium oxide. For detailed explanation of the GMMV agreement, please see Crested Corp's. 1999 Form 10-K at pages 8-11, and footnote F to the financial statements.

     The GMMV holds 521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine)., are held by the Green Mountain Mining Venture ("GMMV"), which until September 11, 2000 was owned 50% by Kennecott and 50% by USE and Crested.

     In September 2000, Kennecott filed a lawsuit to dissolve the GMMV and we counterclaimed for damages. This lawsuit was settled on September 11, 2000. Kennecott paid USECC $3,250,000 to acquire all of USECC's interest in the GMMV, its properties and the Sweetwater Uranium Mill (with certain exceptions), and all parties' claims in the lawsuit have been dismissed. Kennecott also assumed all reclamation and other liabilities associated with the GMMV, its properties, the Sweetwater Mill and all liabilities associated with the GMMV since its inception, including the historical liabilities associated with the Sweetwater Mill prior to its acquisition by the GMMV. USECC has retained a 4% net profits royalty in any future uranium oxide produced from the GMMV mining claims through the Sweetwater Mill (currently in a standby mode and not operational).

     When Kennecott has completed necessary reclamation work on the Green Mountain unpatented lode mining claims (including the Round Park uranium deposit proposed to be mined through the Jackpot Mine) Kennecott will quit claim all such mining claims to USECC, as well as certain equipment currently being used at the mine (including a compressor and standby generator). Kennecott plans to keep the Sweetwater Mill.

     PROPERTIES. The Green Mountain Claims include the Big Eagle Properties on Green Mountain, which contain substantial uranium mineralization, and are adjacent to other mining claims. The Big Eagle Properties contain two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of 500,000 tons of uranium material with a grade of approximately ..05% uranium concentrates ("U3O8"). Uranium concentrates means natural uranium concentrates in the form of triuranium octoxide (U3O8) containing 0.711 (nominal) weight percent uranium in the isotope U-235. The assets include two buildings (38,000 square feet and 8,000 square feet) formerly used by Pathfinder Mines Corporation ("PMC") in mining operations.

     The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 11,410,000 tons grading .26% ("U3O8") mineralized material . These estimates are based on extensive drilling from the surface. Other than the two declines, no underground workings have been built, and USECC has not determined the location of any underground stopes containing mineralized material. The GMMV had planned to mine this mineralized material from two decline tunnels (-17 percent slope) in the Jackpot Mine driven underground from the south side of Green Mountain. The first of several mineralized horizons in the Round Park deposits, is about 2,300 feet vertically down from the surface of Green Mountain. This work was halted in July 1998.

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

     As consideration for acquiring the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). The GMMV is responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $24,330,000, which includes a $4,560,000 bond required by the Nuclear Regulatory Commission ("NRC"). None of the GMMV future reclamation and closure costs are reflected in the consolidated financial statements.

     The reclamation and environmental liabilities assumed by the GMMV (and now Kennecott's sole responsibility) consist of two categories: (1) cleanup of the inactive open pit mine site near the Mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the Mill building, equipment and tailings cells after Mill decommissioning. The Wyoming Department of Environmental Quality ("DEQ")
exercises delegated jurisdiction from the United States Environmental Protection Agency ("EPA") to administer the Clean Water Act and the Clean Air Act, and directly administers Wyoming statutes on mined land reclamation. The Sweetwater Mill is also regulated by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

     PLATEAU'S SHOOTARING CANYON MILL

     ACQUISITION OF PLATEAU RESOURCES LIMITED ("PLATEAU"). In August 1993, USE purchased from Consumers Power Company ("CPC"), all of the outstanding stock of Plateau which owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah (the "Shootaring Mill") for a nominal cash consideration. The Shootaring Mill holds a source materials license from the NRC. In the purchase of the stock from CPC, we agreed to various obligations, as disclosed in USE's 1998 Form 10-K at pages 15 and 16. Subsequent to closing of the acquisition, USE and Crested agreed that after Plateau's unencumbered cash had been depleted, USE and Crested each would assume one-half of Plateau's obligations and share equally in Plateau's operating cash flows, pursuant to the USECC Joint Venture.

     SHOOTARING MILL AND FACILITIES. The Shootaring Mill is located in southeastern Utah and occupies 19 acres of a 265 acre plant site. The mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer of 1982. In 1984, Plateau placed the mill on standby because CPC had canceled the construction of an additional nuclear energy plant.

     Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine. Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond, the NRC issued the new license on May 2, 1997. Plateau has a cash bond in favor of the NRC in the amount of $8,818,600 plus and additional $1,082,300 in government securities for bonding future reclamation.

         Plateau obtained approval of a water control permit for the tailings cell from the Utah Water Control Division and is awaiting the NRC's review of the operating license conditions so Plateau can continue with construction of tailing facilities if it so desires.

     The Shootaring Mill has remained shut down because of continued low uranium prices. Substantial expense would be incurred to upgrade the mill to operating status and fully activate the NRC permit, and substantial work would be needed to put the Velvet and Woods Complex Mines into production for material to run through this mill. This work would include cleaning out adits and drifts, dewatering, and sampling to ascertain the location and grade of mineralized material.

         TICABOO TOWNSITE

     Plateau owns Canyon Homesteads, Inc., a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the Shootaring Mill. The Townsite includes a motel, restaurant, lounge, convenience store and single family, mobile home and recreational vehicle sites (all with utility access), located on a State of Utah lease near Lake Powell, and is being operated as a commercial enterprise. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo Townsite whereby the State will convey portions of the Townsite lease to Canyon on a sliding scale basis as they are sold. USE and Crested are developing the Townsite in limited fashion and are selling home and mobile home sites.

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

     PROPERTIES. Until June 1, 1998, SMP owned 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an estimate of mineralized material. In connection with a partial settlement of litigation/arbitration between USECC and Nukem/CRIC, SMP conveyed these mineral properties and equipment to USECC. Any future production from the properties will continue to be subject to sliding-scale royalty payable to Western Nuclear, Inc. (1% to 4% on recovered uranium concentrates). As of the filing date of this Annual Report, USE , Crested and/or USECC own 98 unpatented lode mining claims and a 644 acre Wyoming State Mineral Lease in the Crooks Gap area.

     An ion exchange plant located on the properties (to remove natural soluble uranium from mine water) was reclaimed and the plant disposed of at the Sweetwater Mill impoundment facility in fiscal 2002.

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

URANIUM MARKET INFORMATION.

     URANIUM SPOT MARKET. Uranium Exchange Value spot price as reported by TradeTech was $9.85/lb. U3O8 on July 31, 2002, an increase from an Unrestricted value of $7.95/lb and a Restricted value of $8.25/lb at July 31, 200. During the first half of 2002, total spot market volume was approximately 8.4 million lbs U3O8 which was greater than the 3.81 million lbs for the first half of 2001 or an increase of 4.59 million lbs U3O8.

     URANIUM LONG-TERM MARKET. The long-term market has been active in 2002 with the long-term contracts reported by market analysts to have exceeded 10.9 million lbs of U3O8 during the first half of 2002. The uranium price indicator published by TradeTech was at $10.75/lb U3O8 at July 31, 2002, up from the $10.00/lb at July 31, 2001.

GOLD

     SUTTER GOLD MINE (CALIFORNIA)

     SUTTER GOLD MINING COMPANY. In fiscal 1991, USE and Crested acquired an interest in the underground Sutter Gold Mine and related properties (the "SGM") located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name used for the properties) is owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"), and a majority-owned subsidiary of USE and Crested.

     SGMC is revising plans to put the SGM into production. However, implementation of this plan will require substantial capital financing. Persistent low prices for gold have made financing difficult, and in fiscal 1999 resulted in a substantial write down of the SGMC assets. See "Managements Discussion and Analysis of Financial Condition and Results of Operations" for fiscal 1999.

     Due to the depressed gold prices in the past and lack of available funding, SGMC deferred the start of construction of a gold mill complex and development of the underground mine. The tourist visitor's center has been leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. There is one caretaker employee at the Sutter operation. Except for limited infrastructure improvements in 2000, the assets are in a care and maintenance mode and the exploration permits are being kept current as necessary with the current thinking of moving the project from a "large" mine to that of a smaller ton per day operation.

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

     Surface and mineral rights holding costs will be approximately $90,000 from June 1, 2002 through May 31, 2003. Property taxes for fiscal 2003 are estimated to be $20,000.

     The leases are for varying terms, and require rental fees, advance production royalties, real property taxes and insurance.

     PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional Use Permit ("CUP") allowing mining of the SGM and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of the mine and mill facilities in stages as the project gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course. In August and September 1998, the Amador County Board of Supervisors certified the Final Subsequent Environmental Impact Report ("FSEIR") and approved all of the amendments requested by SGMC. Amendments to the CUP remove two tailings dams, eliminate the need to use cyanide on-site, and eliminate mine related traffic on two county roads.

MOLYBDENUM

     As a holder of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE and Crested are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent. AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993 and was acquired later by Phelps Dodge Corporation in October 1999) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties of USE and Crested.

     Advance royalties are paid in equal quarterly installments until: (i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to USE and Crested. The advance royalty payments reduce the operating royalties (6% of gross production proceeds) which would otherwise be due out of production. There is no obligation to repay the advance royalties if the property is not placed in production. USECC recognized $108,500, $132,600 and $150,600 of revenues in fiscal 2001, 2000 and 1999 related to this royalty interest. Phelps Dodge ceased making the quarterly installments in July 2001.

     The Agreement with AMAX also provides that USE and Crested receive $2,000,000 when the Mt. Emmons properties are put into production and, in the event AMAX sells its subsidiary, Mt. Emmons Mining Co. ("MEMCO") or its interest in the molybdenum properties, USE and Crested are to receive 15% of the first $25,000,000 received by AMAX or its successors.

     USE and Crested are in litigation with Phelps Dodge concerning the Agreement and the properties, see "Item 3 - Legal Proceedings."

OIL AND GAS

     FORT PECK LUSTRE FIELD (MONTANA). USECC operates a small oil production facility (three wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana. USECC receives a fee based on oil produced. This fee and other assets of USECC collateralize a $750,000 line of credit from a bank.

COMMERCIAL OPERATIONS

     MOTEL, REAL ESTATE AND AIRPORT OPERATIONS. Crested owns varying interests with USE in subsidiaries engaged in real estate, and other commercial businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. (through Plateau). Activities of these and other subsidiaries in the business sectors include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming (which has been sold) and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.

     WYOMING. Crested and USE own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to affiliates, nonaffiliates and government agencies; the second floor is occupied by USE and Crested. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties.

     Crested and USE (through WEA) also own a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This facility is on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. USE and Crested, through WEA operated a fixed base operation at the Riverton Regional Airport until it was shut down late in fiscal 2002.

     Crested and USE also own 17 semi-developed lots on 26.8 acres and 63 acres of undeveloped land near the Riverton Regional Airport, and three mountain sites covering 16 acres in Fremont County, Wyoming.

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

     Although initial payments on the option agreements were received, the developer is in default on the balance. In July 1998, Crested assigned its interest to USE and USE filed a lawsuit seeking recovery of the balance owing on promissory notes and contracts. See "Item 3 - Legal Proceedings."

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

                                  ENVIRONMENTAL

     GENERAL. Operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming, Wyoming's mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations also impact us. Similar laws and regulations in California affect SGMC operations and Utah laws and regulations effect Plateau's operations.

     Management believes the company and USE comply in all material respects with existing environmental regulations.

     OTHER ENVIRONMENTAL COSTS. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining. USECC does not anticipate that expenditures to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on the competitive position of USECC.

                                    EMPLOYEES

     As of August 17, 2002, USE had approximately 33 full-time employees, down from 55 in July 2001. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

                              MINING CLAIM HOLDINGS

     TITLE. Nearly all the uranium mining properties held by the GMMV, USE, USECC and Plateau are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged.

     RMG's properties and mineral leases of BLM, state and fee lands require annual cash payments of approximately $286,300 during fiscal 2003. RMG is obligated for $96,400 of this amount to keep the leases in effect.

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

ITEM 3.  LEGAL PROCEEDINGS

     Material pending proceedings are summarized below. Other proceedings which were pending in fiscal 2002 have been settled or otherwise finally resolved.

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

     In February 2001, the U.S. District Court appointed a Special Master to determine the amounts, if any, owed by Nukem to SMP pursuant to the constructive trust. The Special Master has ordered an accounting to identify all deliveries of CIS uranium made directly or indirectly to Nukem and any Nukem affiliates; to identify the ultimate disposition of all uranium purchased under the CIS contracts; to identify the location, number of pounds, and associated cost of uranium purchased under the CIS contracts at December 31, 2001, and to calculate the profits realized from the sale of CIS uranium. At a status hearing held before the U.S. District Court on August 23, 2002, the Court ordered the Special Master to file his report on or before December 6, 2002 and a further hearing to schedule arguments will be held on December 13, 2002.

CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, the Company and USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The matter has been settled, with the Company and USE receiving $25,000 cash and unencumbered title to two commercial real estate lots covering seven acres in Gunnison, Colorado, and unencumbered title to five development lots covering 175 acres north of Gunnison, Colorado.

     See "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

PHELPS DODGE LITIGATION

     U.S. Energy Corp. and Crested Corp., d/b/a USECC, were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation and its subsidiary, Mt. Emmons Mining Company (MEMCO), over contractual obligations from USECC's agreement with Phelps Dodge's predecessor companies, concerning a mining property in Colorado.

     The litigation stems from agreements that date back to 1974 when U.S. Energy and Crested Corp. leased mining claims on Mt. Emmons near Crested Butte, Colorado to AMAX Inc., Phelps Dodge's predecessor company. The claims cover one of the world's largest and richest deposits of molybdenum. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties. In counter and cross-claims filed in the U.S. District Court of Colorado, USECC contends that Phelps Dodge and its subsidiaries committed several breaches of contracts related to the agreements, including breach of fiduciary obligations and covenants of good faith and fair dealing. USECC also contends Phelps Dodge is guilty of violating federal and state antitrust laws when it purchased Cyprus Amax. Phelps Dodge and MEMCO have 20 days from July 9, 2002 or date of service to answer USECC's claims.

     The complaint filed by Phelps Dodge and MEMCO seeks a determination that Phelps Dodge's acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, U.S. Energy and Crested would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Minerals Co. USECC's counter and cross-claims allege that in 1999, Phelps Dodge formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest of Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and Phelps Dodge stock exceeding $1 billion and making Cyprus Amax a subsidiary of Phelps Dodge. Therefore, USECC asserts the acquisition of Cyprus Amax by Phelps Dodge was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

     A second counterclaim by USECC rejects the claim by Phelps Dodge that it and its predecessors, Cyprus Amax and AMAX Inc., had mistakenly paid royalties to USECC since January 1991. In 1984, AMAX began paying the cash equivalent (half each to U.S. Energy and Crested Corp.) of 700,000 pounds of molybdenum per year as an advance royalty prior to the mine beginning production. In 1986, USECC agreed to assist financially troubled AMAX and substantially reduced the annual advance royalty to 50,000 pounds of molybdenum, so that AMAX could continue to hold the properties and eventually bring them into production. AMAX, Cyprus Amax and Phelps Dodge continued paying the annual advance royalties to U.S. Energy and Crested Corp. until the payment due in July 2001, when Phelps Dodge unilaterally ceased making the payments. Phelps Dodge and MEMCO seek a declaratory judgment that the advance royalty payment obligation has terminated, and further, that USECC should repay $948,109 of royalties paid to USECC from 1993 through 2000, because those payments were made by mistake.

     The third issue in the litigation is whether USECC must, under terms of a 1987 Royalty Deed, accept Phelps Dodge's and MEMCO's forth-coming conveyance of the Mt. Emmons properties back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. Phelps Dodge's and MEMCO's threatened reconveyance would require USECC to assume the operating costs of the water treatment plant. USECC refuses to have the water treatment plant included in the return of the properties because, the USECC counterclaim argues, the properties must be in the same condition as when they were acquired by AMAX before the water treatment plant was constructed by AMAX.

     As added counterclaims, USECC seeks (i) damages for defendants' breach of covenants of good faith and fair dealing; (ii) damages for defendants' failure to develop the Mt. Emmons properties and not protecting USECC's rights as revisionary owner of the mining rights to the properties, (iii) damages for unjust enrichment of defendants; (iv) damages for breach of the defendants' fiduciary duties owed to USECC as revisionary owner of the property, and for neglecting to maintain the mining rights and interests in the properties; and
(v) damages relating to defendants' actions in violation of federal and Colorado anti-trust and constraint of trade laws.

     USECC also seeks a declaratory judgment of its rights and liabilities under the agreements affecting the Mt. Emmons properties; an injunction against defendants prohibiting the conveyance of the properties to USECC with the water treatment plan; an injunction against further waste of the properties by the defendants; an injunction requiring defendants to divest their molybdenum holdings (including the Mt. Emmons properties); and an injunction requiring defendants to assist USECC in mining molybdenum from the Mt. Emmons properties.

     On August 2, 2002, Phelps Dodge and MEMCO filed a reply to the counterclaims of USECC and Cyprus Amax filed an answer to the counterclaims and third party complaint of USECC, generally denying the allegations of USECC. CAV Corporation filed a motion for summary judgment seeking dismissal of USECC's cross complaint and is pending. An order has been entered by the Court setting the Scheduling/Planning Conference in the case for September 12, 2002.

     Except for the parties' claims regarding payment of the $3.75 million due on the sale of MEMCO, payments of royalties, and responsibility going forward for payment of the operating costs of the water treatment plan, the financial impact to U.S. Energy Corp. and Crested Corp. of favorable or unfavorable outcomes in the litigation presently is not determinable.

     SUTTER GOLD LITIGATION

     On or about March 13, 2002, the Company's subsidiary, Sutter Gold Mining Company, was served with a complaint filed in the Superior Court of Amador County, California, case number 02CU2051. The plaintiff is Edward A. Swift individually and as a trustee and the other defendant is Meridian Minerals Company (Meridian). The litigation involves a mining lease entered into in 1989 between Plaintiffs and Defendant Meridian on the rental of Plaintiffs' land. Plaintiffs contend Defendants owe them $136,186 for past due rent and some $12,000 in unpaid taxes and for fence repair. Defendant Sutter Gold, has filed an answer generally denying the complaint and the case is pending. We have negotiated the terms of a settlement but due to the death of one of the essential parties in the matter, finalization of the settlement has been delayed. We hope to finalize a settlement in calendar 2002.

     ROCKY MOUNTAIN GAS LITIGATION

     On or about April 1, 2002, the Company's subsidiary, Rocky Mountain Gas, Inc. ("RMG") was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA, against the United States Bureau of Land Management ("BLM"), RMG certain of its affiliates (including U.S. Energy Corp. and Crested Corp.) and joined some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et al by the BLM in the Powder River Basin of Montana and for other relief.

     The basis for the complaint appears to be that the BLM's regulations require the BLM to respond to objections filed by persons owning land or lease rights adjacent to the coalbed properties which the BLM is offering to lease to the public. The argument of plaintiff appears to be that if objections are not responded to by the BLM prior to issuing CBM leases, the leases are invalid. Based on this argument, the plaintiff appears to have been successful in forcing cancellation of some CBM leases granted to others in the Powder River Basin of Montana, because the BLM did not respond to some objecting adjacent landowners. However, all of the BLM leases in Montana held by RMG (none are held by U.S. Energy Corp. or Crested Corp. in their own corporate names) are at least four years old, and there is no record of any objections being made to the issue of those leases.

     Based on filings in the case to date, it appears that the BLM is taking the initiative in responding to the plaintiff. We believe RMG's leases were validly issued in compliance with BLM procedures, and do not believe the plaintiff's lawsuit will adversely affect an of RMG's Montana BLM leases.

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

                                                   High              Low
                                                   ----              ---
     Fiscal year ended May 31, 2002
     ------------------------------
          Fourth quarter ended 5/31/02           $  0.55          $  0.37
          Third quarter ended 2/29/02               0.60             0.33
          Second quarter ended 11/30/01             0.50             0.20
          First quarter ended 8/31/01               0.45             0.25

     Fiscal year ended May 31, 2001
     ------------------------------
          Fourth quarter ended 5/31/01           $  0.50          $  0.26
          Third quarter ended 2/28/01               0.38             0.13
          Second quarter ended 11/30/00             0.25             0.11
          First quarter ended 8/31/00               0.25             0.15

(b)  Holders.

     (b)(1) At August 19, 2002 there were 1,756 stockholders of record for Crested common stock.

     (b)(2) Not applicable.

(c) Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested's present or future ability to pay cash dividends, however, Crested intends to retain any earnings in the near future for operations.

(d) During the year ended May 31, 2002, Crested issued 25,946 shares of its Common Stock to its outside directors for services rendered.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                       May 31,
                               ------------------------------------------------------------------------------------
                                    2002             2001              2000               1999            1998
                                    ----             ----              ----               ----            ----

Current assets                  $      3,300      $      3,200     $       3,000     $     46,600     $      32,000
Current liabilities                7,560,700         5,740,200        10,230,200        7,015,200         6,545,100
Working capital                   (7,557,400)       (5,737,000)      (10,227,200)      (6,968,600)       (6,513,100)
Total assets                       6,054,100         6,221,100         6,495,800        4,742,200         9,431,900
Long-term obligations(1)             964,000           964,000           964,000          725,900           725,900
Shareholders' equity/(deficit)    (2,480,700)         (493,200)       (4,742,300)      (1,822,500)          117,200

(1) Includes $748,400 of accrued reclamation costs on uranium properties for fiscal 2002, 2001 and 2000, respectively; and $725,900 for fiscal 1999 and 1998, respectively.

                                                              For Years Ended May 31,
                               -------------------------------------------------------------------------------
                                    2002             2001              2000             1999             1998
                                    ----             ----              ----             ----             ----

Revenues                       $        --       $ 3,891,500     $     73,100     $     86,800     $   270,800
Income (loss) before
   equity in (loss) of
   affiliates and
   income taxes                    (175,000)       3,702,400         (194,600)        (786,100)         58,500
Equity in (loss) gain of
   affiliates                    (1,823,900)      (2,496,700)      (5,085,200)      (1,165,600)      1,151,000
                               ------------      -----------     ------------     ------------     -----------

Net income (loss)              $ (1,998,900)     $ 1,205,700     $ (5,279,800)    $ (1,951,700)    $ 1,209,500
                               ============      ===========     ============     ============     ===========

Net income (loss)
   per share                   $      (0.12)     $       .12     $       (.51)    $       (.19)    $       .12
                               ============      ===========     ============     ============     ===========

Cash dividends per share       $        -0-      $       -0-     $        -0-     $        -0-     $       -0-
                               ============      ===========     ============     ============     ===========


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

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 2002, we had a working capital deficit of $7,557,400 as compared to a working capital deficit of $5,737,000 as of May 31, 2001. This increase in the working capital deficit of $1,820,400 was as a result of the Company's parent company, U.S. Energy Corp ("USE") funding the Company's obligations throughout fiscal year 2002.

     Investing activities consumed $1,656,800 during fiscal 2002 as we continue to invest in USECB Joint Venture ("USECB" also referred to as "USECC" above) which is the operating company that the Company and USE run all operations through.

     The capital to invest in USECB was generated by a $1,820,500 increase in debt to USE as USE continued to advance our portion of the operating and investing funds necessary to fund USECB and other subsidiaries.

     During fiscal 2002, 25,946 shares of restricted common stock, at market, were issued to our outside directors as non-cash compensation.

CAPITAL RESOURCES

     The primary source of the Company's capital resources are continued reliance on USE to fund our portion of costs associated with operations and general and administrative activities; cash on hand and our line of credit.

     We, jointly with USE, have a $750,000 line of credit with a commercial bank. The line of credit is secured by certain of our joint real estate holdings and equipment. At May 31, 2002, the line of credit had been drawn down by $200,000. The line of credit is being used for short term working capital needs associated with operations.

     The capital resources at May 31, 2002, will not be sufficient to provide funding for the maintenance of our gold and uranium properties and the planned development of our coalbed methane gas properties. Our subsidiary, RMG, is seeking additional equity or industry partner financing arrangements to develop its coalbed methane properties.

CAPITAL REQUIREMENTS

     The primary requirements for our working capital during fiscal 2003 are expected to be development of coalbed methane properties; the cost of maintaining our uranium properties; the SGMC gold properties holding costs, and general and administrative costs. Should USE elect not to fund our portion of the operations, our participation in the joint projects with USE will be significantly reduced. However, if USE does elect to provide such funding, we will be further indebted to USE, which ultimately could result in our paying that debt by issuing more stock to USE, or by a reduction of our ownership interests in the subject subsidiaries.

                    DEVELOPMENT OF COALBED METHANE PROPERTIES

     The majority of the fiscal 2003 development costs associated with the coalbed methane properties of RMG has been funded through third party contracts that RMG entered into. Under one of these agreements, as to properties drilled that are owned only 50% by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining parties, if they do not participate. Should we be required to fund any non-participating entities portion of the development programs, there is a back-in provision on each property which gives RMG a disproportionate amount of the production revenues until our costs and additional amounts are recovered before the non-participating parties begin to receive production funds.

                         MAINTAINING URANIUM PROPERTIES

     SMP URANIUM PROPERTIES

     The care and maintenance costs associated with the Sheep Mountain uranium mineral properties, of which we are responsible for 50%, were approximately $33,300 per month during fiscal 2002. We continue to implement cost cutting measures to reduce the holding cost while at the same time preserve the asset. We were obligated to reclaim the GMIX plant which was used to extract uranium from mine waters. We completed the reclamation during fiscal 2002. Regulatory agencies continue to monitor the site. To date, these agencies have accepted the reclamation work as completed. Additional work may be required in the futures, but the Company is not aware of any additional work that may be required.

     PLATEAU RESOURCES URANIUM PROPERTIES

     We are contractually obligated to fund 50% of the cash requirements of Plateau and also share in 50% of any cash receipts of Plateau. USE is responsible for the other 50%. Plateau owns the Ticaboo townsite, motel, convenience store, boat storage, restaurant and lounge. Prior to fiscal 2002, we operated all of these entities. A decision was made to lease out all but the motel operations during fiscal 2002. This decision relieved us of the obligation and expense of employees and inventory.

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

                                  DEBT PAYMENTS
                                  -------------

     As a result of USE funding our obligations, we are indebted to USE in the amount of $7,560,700 as of May 31, 2002. During fiscal 2001 we negotiated with USE on the retirement of the debt. USE agreed to take 6,666,666 shares of our common stock valued at $3,000,000 as partial retirement of the debt due USE. If we are not able to generate cash flows or continue to negotiate favorable terms with USE, it is uncertain how we will retire this debt.

                            FEDERAL INCOME TAX ISSUES
                            -------------------------

     The tax years through May 31, 2000 are closed after audit by the IRS. There were no adjustments to taxable income or income tax payable as a result of these examinations.

                                RECLAMATION COSTS
                                -----------------

     It is not anticipated that any of our working capital will be used in fiscal 2003 for the reclamation of any of our mineral property interests. The reclamation obligations are long term and are either bonded through the use of cash bonds or the pledge of assets.

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

     The reclamation of SGMC gold properties is approximately $27,800. This reclamation obligation is bonded with a cash bond.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001
-----------------------------------

     The Company had no revenues during the fiscal year ended May 31, 2002. Mineral Revenues decreased $60,300 from revenues for the previous year. This decrease was a result of Phelps Dodge suspending the payment of advance royalties on the Mt. Emmons molybdenum property. The Company and USE have initiated legal action which management believes will cause Phelps Dodge to reinstate the advance royalty payments.

     During fiscal 2001, the Company recognized $3,566,400 in litigation settlement revenues. These revenues came as a result of a settlement of litigation with Kennecott Energy on the Green Mountain Mining Venture. Of this amount, $2,000,000 was a non-cash recognition of a deferred purchase option for cash received in a prior period. No litigation settlement revenues were recognized during fiscal 2002.

     Costs and expenses decreased by $14,100 during fiscal 2002 from fiscal 2001. This decrease was as a result of reductions in the Company and USE's workforce. The reduced workforce reduced the Company's obligation to fund retirement benefits. The Company recorded an equity loss from USECC and RMG in the amounts of $1,823,900 and $2,496,700 for fiscal 2002 and 2001, respectively.

     Operations for fiscal 2002, resulted in a loss of $1,998,800 compared to net earnings of $1,205,700 for fiscal 2001.

FISCAL 2001 COMPARED TO FISCAL 2000
-----------------------------------

     Revenues for the fiscal year ended May 31, 2001, increased significantly to $3,891,500 from revenues for the fiscal year ended May 31, 2000 of $73,100. This increase was as a result of the recognition of the litigation settlement with Kennecott. Of the $3,566,400 recognized as revenues, $2,000,000 was a non-cash recognition of a deferred purchase option. This purchase option was paid in cash during fiscal 1997 by Kennecott. The balance of the revenues recognized as litigation settlement of $1,566,400 is the cash portion of the payments made by Kennecott during fiscal 2001, net of accounts receivable for operations at the GMMV properties.

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

FUTURE OPERATIONS
-----------------

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

     At May 31, 2002, we are committed to be in the coalbed methane business well into the future. Uranium prices and market projections are being evaluated. Decisions to liquidate part or all of the Company's uranium holdings are being considered. We are also evaluating our commitment to the gold business and at what time the price for gold may recover.

EFFECTS OF CHANGES IN PRICES
----------------------------

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

     NATURAL GAS. Our decisions to expand into the coalbed methane gas industry were predicated on the projections for natural gas prices. We believe that the energy demands of the United States of America will sustain higher natural prices.

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

     MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect our operations during fiscal 2003. A significant and sustained increase in demand for molybdenum would be required for the development of the Mt. Emmons properties by Phelps Dodge since it has other producing mines.

ITEM 8.  FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Crested Corp.:

We have audited the accompanying balance sheets of CRESTED CORP. (a Colorado corporation) as of May 31, 2002 and 2001 and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ending May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Crested Corp. as of May 31, 2000, were audited by other auditors who have ceased operations. Those auditors expressed a qualified opinion on those financial statements as to the ability of the Company to continue as a going concern in their report dated September 11, 2000.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. as of May 31, 2002 and 2001 and the results of their operations and their cash flows for each of the two years in the period ending May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses from operations. In addition, the Company has a working capital deficit of approximately $7,557,400 as of May 31, 2002, the substantial portion of which is owed to affiliated entities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            GRANT THORNTON LLP


Denver, Colorado,
July 18, 2002

     The report that appears below is a copy of the report issued by the Company's previous independent auditor, Arthur Andersen LLP. That firm has discontinued performing auditing and accounting services.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Crested Corp.:

We have audited the accompanying balance sheet of CRESTED CORP. (a Colorado corporation) as of May 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. as of May 31, 2000, and the results of operations and cash flows for the year ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

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




                                            ARTHUR ANDERSEN LLP


Denver, Colorado,
September 11, 2000

                                  CRESTED CORP.
                                  BALANCE SHEET
                                     ASSETS

                                                                                 May 31,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                                         $      3,300      $      3,200

INVESTMENTS IN AFFILIATES                                               6,038,700         6,205,800

PROPERTIES AND EQUIPMENT:
   Machinery and equipment                                                 10,000            10,000
   Developed oil properties, full cost method                             886,800           886,800
                                                                     ------------      ------------
                                                                          896,800           896,800
   Less accumulated depreciation,
     depletion and amortization                                          (886,800)         (886,800)
                                                                     ------------      ------------
                                                                           10,000            10,000
OTHER ASSETS:
     Other assets                                                           2,100             2,100
                                                                     ------------      ------------
                                                                     $  6,054,100      $  6,221,100
                                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Debt to affiliate                                               $  7,560,700      $  5,740,200

COMMITMENT TO FUND EQUITY INVESTEES                                       215,600           215,600

RECLAMATION LIABILITY                                                     748,400           748,400

COMMITMENTS AND CONTINGENCIES (Note K)

FORFEITABLE COMMON STOCK, $.001 par value;
   15,000 shares issued, forfeitable until earned                          10,100            10,100

SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     100,000 shares authorized;
     none issued or outstanding                                              --                --
   Common stock, $.001 par value;
     20,000,000 shares authorized;
     17,099,276 and 17,073,330 shares
     issued and outstanding                                                17,200            17,200
   Additional paid-in capital                                          11,795,200        11,783,800
   Accumulated deficit                                                (14,293,100)      (12,294,200)
                                                                     ------------      ------------
       Total shareholders' deficit                                     (2,480,700)         (493,200)
                                                                     ------------      ------------
                                                                     $  6,054,100      $  6,221,100
                                                                     ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  CRESTED CORP.
                            STATEMENTS OF OPERATIONS


                                                    Year Ended May 31,
                                    ------------------------------------------------
                                        2002               2001             2000
                                    ------------      ------------      ------------
REVENUES:
   Mineral revenues                 $       --        $     60,300      $     66,000
   Interest                                 --                 200             2,100
   Litigation settlements, net              --           3,566,400              --
   Management fees and other                --             264,600             5,000
                                    ------------      ------------      ------------
                                            --           3,891,500            73,100

COSTS AND EXPENSES:
   General and administrative            175,000           189,100           267,700

INCOME (LOSS) BEFORE
   EQUITY IN LOSS OF AFFILIATES
                                    ------------      ------------      ------------
   AND INCOME TAXES                     (175,000)        3,702,400          (194,600)

EQUITY IN LOSS OF AFFILIATES          (1,823,900)       (2,496,700)       (5,085,200)
                                    ------------      ------------      ------------

INCOME (LOSS) BEFORE
   INCOME TAXES                       (1,998,900)        1,205,700        (5,279,800)

INCOME TAXES                                --                --                --
                                    ------------      ------------      ------------

NET INCOME (LOSS)                   $ (1,998,900)     $  1,205,700      $ (5,279,800)
                                    ============      ============      ============

NET INCOME (LOSS)
   PER SHARE, BASIC AND DILUTED     $       (.12)     $        .12      $       (.51)
                                    ============      ============      ============

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                 17,075,320        10,448,505        10,361,149
                                    ============      ============      ============

DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                 17,075,320        10,506,499        10,361,149
                                    ============      ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                                            Common Stock              Additional                           Total
                                     -------------------------         Paid-In         Accumulated      Shareholders'
                                     Shares            Amount          Capital           Deficit           Deficit
                                     ------            ------        ------------     -------------     -------------

Balance, May 31, 1999              10,284,664      $     10,300      $  6,387,300     $ (8,220,100)     $ (1,822,500)

Issuance of stock to directors         32,000               100            12,700             --              12,800

Unrealized gain from sale
   of investee stock                     --                --           1,121,300             --           1,121,300

Non-cash compensation
   paid by equity investee               --                --           1,225,900             --           1,225,900

Net loss                                 --                --                --         (5,279,800)       (5,279,800)
                                   ----------      ------------      ------------     ------------      ------------

Balance, May 31, 2000              10,316,664            10,400         8,747,200      (13,499,900)       (4,742,300)

Issuance of stock
   to directors                        40,000              --               9,600             --               9,600

Issuance of stock
   to retire debt                   6,666,666             6,700         2,993,300             --           3,000,000

Forfeitable shares earned              50,000               100            33,700             --              33,800

Net income                               --                --                --          1,205,700         1,205,700
                                   ----------      ------------      ------------     ------------      ------------

Balance May 31, 2001               17,073,330            17,200        11,783,800      (12,294,200)         (493,200)

Issuance of stock to directors         25,946              --              11,400             --              11,400

Net loss                           (1,998,900)       (1,998,900)
                                   ----------      ------------      ------------     ------------      ------------

Balance May 31, 2002               17,099,276      $     17,200      $ 11,795,200     $(14,293,100)     $ (2,480,700)
                                   ==========      ============      ============     ============      ============

Shareholders' Deficit at May 31, 2001 and 2002 does not include 15,000 shares currently issued but forfeitable if certain conditions are not met by the recipients.


     The accompanying notes to consolidated financial statements are an integral part of these statements.

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP.
                            STATEMENTS OF CASH FLOWS

                                                                      Year Ended May 31,
                                                          ----------------------------------------------
                                                              2002             2001              2000
                                                          ------------     -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $(1,998,900)     $ 1,205,700      $(5,279,800)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Equity in loss of affiliates                         1,823,900        2,496,700        5,085,200

       Deferred GMMV purchase option                             --         (2,000,000)            --
       Non-cash compensation                                   11,400            9,600           12,800
       Net changes in assets and liabilities                     --               --             69,500
                                                          -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                     (163,600)       1,712,000         (112,300)
                                                          -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in affiliates                               (1,656,800)      (2,360,300)      (1,253,400)
   Proceeds from sale of property and equipment                  --            138,500             --
                                                          -----------      -----------      -----------

NET CASH (USED IN)
    INVESTING ACTIVITIES                                   (1,656,800)      (2,221,800)      (1,253,400)
                                                          -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt to affiliates                 1,820,500          510,000        1,323,700
                                                          -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           100              200          (42,000)

CASH AND CASH EQUIVALENTS,
   Beginning of year                                            3,200            3,000           45,000
                                                          -----------      -----------      -----------

CASH AND CASH EQUIVALENTS,
   End of year                                            $     3,300      $     3,200      $     3,000
                                                          ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                          $      --        $      --        $      --
                                                          ===========      ===========      ===========

   Income taxes paid                                      $      --        $      --        $      --
                                                          ===========      ===========      ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of common stock to directors
     for services rendered                                $    11,400      $     9,600      $    12,800
                                                          ===========      ===========      ===========

   Issuance of stock for affiliate debt                   $      --        $ 3,000,000      $      --
                                                          ===========      ===========      ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002


A.       BUSINESS ORGANIZATION AND OPERATIONS:

     Crested Corp. (the "Company" or "Crested") was incorporated in the State of Colorado on September 18, 1970. It engages in the acquisition, exploration, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and/or methane gas. Principal mineral interests are in uranium, coalbed methane, gold and molybdenum. However, none are producing at the present time. During fiscal 2000, the Company entered into the methane gas business. Currently, the Company also holds various real properties used in commercial operations. Most of these activities are conducted through a non consolidated joint venture discussed below and in Note B.

     The Company and U.S. Energy Corp. ("USE"), an approximate 70% shareholder of the Company, were engaged in the standby and maintenance of two uranium properties, one a joint venture with Kennecott Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second known as Sheep Mountain Partners ("SMP"). Both of these ventures have been involved in significant litigation (see Note J). Sutter Gold Mining Company, a Wyoming corporation, manages the Company's and USE's interest in gold properties. Rocky Mountain Gas, Inc. ("RMG"), was formed in fiscal 2000 to consolidate all coalbed methane gas operations of the Company and USE. The Company owns and controls approximately 40.5% of RMG as of May 31, 2002.

     The Company has generated significant net losses prior to and including fiscal 2002 resulting in an accumulated deficit of $14,293,100 at May 31, 2002. The Company also has a working capital deficit of $7,557,400 at May 31, 2002 that includes $7,560,700 due to USE and minimal cash balances at May 31, 2002. At year-end, the Company does not have sufficient cash flows from operations or cash on hand to meet its obligations. All of these factors raise substantial doubt about the Company's ability to continue as a going concern during the upcoming year. The Company has historically relied on, and continues to rely on, advances from USE to fund its current operating requirements. It is uncertain whether this funding will continue. The Company has certain assets that are unencumbered that could be sold to generate cash. However, there can be no assurances that any funds generated from the sale of assets will be sufficient to meet the Company's obligations. The Company continues to believe that it will ultimately receive more cash from the final settlement of the SMP litigation. Nevertheless, there is no assurance that the Company will be successful in meeting its obligations during the upcoming year.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INVESTMENTS

     Investments in other joint ventures and 20% to 50% owned companies are accounted for using the equity method. The Company accounts for its 4.2% investment in USE also using the equity method because the Company is controlled by USE. The Company's investment in SGMC is accounted for using the equity method due to its status as a subsidiary of USE (see Note E). All material intercompany profits, transactions and balances have been eliminated.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


PROPERTIES AND EQUIPMENT

     Land, buildings, improvements and other equipment are carried at cost. Depreciation of machinery and equipment is provided principally by the straight-line method over estimated useful lives.

     The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop the mineral interests may result in asset impairment. As of May 31, 2002, management believes no further impairment of the Company's long-lived assets exists.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents and other current assets approximates fair value because of the short term nature of those instruments. The recorded amounts for short-term and long-term debt

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


approximate fair value due to the variable nature of the interest rates. It is not practicable to determine fair value of debt to affiliate carried at $7,560,700 and $5,750,700 respectively at May 31, 2002 and 2001.

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

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     Management of the Company has reviewed all recently issued accounting standards and determined that they will not have a material effect on its financial position or results of operations.

C.       RELATED-PARTY TRANSACTIONS:

     The Company does not have employees, but utilizes USE's employees and pays for one-half of these costs under the USECC Joint Venture Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. In fiscal 2002, 2001 and 2000, the Board of Directors of USE contributed 70,075, 53,837 and 123,802 shares of USE stock to the ESOP at prices of $3.38, $5.35 and $3.00 per share, respectively. The Company is responsible for one-half of the value of these contributions or $118,400, $144,000 and 185,700 in fiscal 2002, 2001 and 2000, respectively.

D.   INVESTMENTS IN AFFILIATES:

     The Company's investments in affiliates are as follows:

                                                                    At May 31,
                                                           -----------------------------
                                            Ownership          2002              2001
                                            ---------      ------------     ------------

     Rocky Mountain Gas, Inc. ("RMG")         40.5%        $   605,200      $   790,100
     USECC                                    50.0%          5,426,800        5,409,000
     SGMC                                      3.2%            (85,500)         (85,500)
     YSFC                                     13.2%           (130,100)        (130,100)
     USE                                       4.4%           --               --
     Others                                   various            6,700           14,600

     $6,038,700 and $6,205,800 of these investments are presented as investments in affiliates in the accompanying balance sheets as of May 31, 2002 and 2001, respectively. A liability of $215,600 has been presented as a commitment to fund equity investees as of May 31, 2002 and 2001, respectively for these investments in affiliates that the Company must fund.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     Equity (loss) gain from investments accounted for by the equity method is as follows:

                                                           Year Ended May 31,
                                            -----------------------------------------------
                                               2002              2001             2000
                                            ------------     ------------     -------------

     USECC                                  $(1,639,000)     $(2,210,600)     $ (3,666,600)
     SGMC                                       --               --                --
     YSFC                                       --               --                --
     RMG                                       (184,900)        (286,100)       (1,270,900)
     USE                                        --               --               (147,700)
                                            -----------      -----------      ------------
                                            $(1,823,900)     $(2,496,700)     $ (5,085,200)
                                            ===========      ===========      ============


                                    CONDENSED COMBINED BALANCE SHEETS:
                                             EQUITY INVESTEES

                                                                 2002             2001
                                                             ------------     ------------

     Current assets                                          $ 18,601,900       15,782,300
     Non-current assets                                        22,256,700       18,950,100
                                                             ------------     ------------
                                                             $ 40,858,600     $ 34,632,400
                                                             ============     ============

     Current liabilities                                     $  4,787,300     $  6,050,100
     Reclamation and other liabilities                         12,812,700       14,168,500
     Excess in assets                                          23,258,600       14,413,800
                                                             ------------     ------------
                                                             $ 40,858,600     $ 34,632,400
                                                             ============     ============


                  CONDENSED COMBINED STATEMENTS OF OPERATIONS:
                                EQUITY INVESTEES

                                                             Year Ended May 31,
                                            -----------------------------------------------
                                               2002             2001            2000
                                            ------------     -------------    -------------
         Revenues                           $ 1,250,500      $  8,249,900     $  5,187,000
         Costs and expenses                  (8,565,500)      (10,794,400)     (16,310,200)
         Other income and expenses              682,500           242,600          213,500
                                            ------------     -------------    ------------
         Net loss                           $(6,632,500)     $ (2,301,900)    $(10,909,700)
                                            ============     ============     ============

     Condensed combined balance sheets and statements of operations of the Company's equity investees include USECC, RMG, SGMC, YSFC and USE.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


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

     As a result of sustained depressed uranium prices, the GMMV properties were maintained on a shut down basis. During fiscal 2000, certain differences arose in the GMMV and Kennecott sued the Company and USE. On September 11, 2000, the parties settled all disputes and Kennecott paid the Company and USE $3.25 million and assumed reclamation liability for the Sweetwater Mill, Jackpot and Big Eagle Mine properties. (Note J.)

SMP

     During fiscal 1989, USE and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to a subsidiary of Nukem Inc., CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past ten years. See Note J for a description of the investment and a discussion of the related litigation/arbitration.

     Due to the litigation and arbitration proceedings involving SMP for the past 11 years, the Company has expensed all of its costs related to SMP and has no carrying value of its investment in SMP for 2002 and 2001. No amounts attributable to SMP for fiscal 2002, 2001 and 2000 are included in the Balance Sheets or Statements of Operations of the Company's equity investees presented above.

PHELPS DODGE

     During prior years, the Company and USE conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of May 31, 2002.

     Cyprus Amax paid the Company and USE an annual advance royalty of 50,000 (25,000 lbs. each) pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation and made its first advance royalty payment to the Company and USE during the first quarter of 2001. Phelps Dodge is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $-0-, $60,300 and $66,000 of revenue from the advance royalty payments in fiscal 2002, 2001 and 2000 respectively. If Phelps Dodge formally decides to place the properties into production, it is obligated to pay $2,000,000 to the Company and USE.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     Per the contract with AMAX, the Company and USE are to receive 15% of the first $25,000,000, or $3,750,000, if the properties are sold, which the Company and USE believe has occurred when Phelps Dodge purchased Cyprus Amax. Phelps Dodge filed suit against the Company and U.S. Energy Corp. on June 19, 2002 regarding these matters. Please see Note J for a description of the lawsuit and counterclaim.

SUTTER GOLD MINING COMPANY

     Sutter Gold Mining Company ("SGMC") was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

     Additional development work is required prior to the commencement of commercial production. SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine development costs since inception were capitalized. Due to the decline in the spot price for gold and the lack of adequate financing, SGMC has put the mine on a shut down status and has written down the associated assets. Management believes that the fair market value of the remaining assets of SGMC exceed the carrying value at May 31, 2002. The assets include raw land that is no longer needed in the mining operations and buildings and equipment.

     During fiscal 2000, a visitor's center was developed and became operational. Management has leased the visitor's center out in an effort to cover stand-by costs of the mine until such time as the market price for gold increases to levels that will allow economic operation of the mineral property.

PLATEAU RESOURCES LIMITED

     During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary, Canyon Homesteads, Inc., in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At May 31, 2002, Plateau had a cash security in the amount of $9,900,900 to cover reclamation and annual licensing of the properties (see Note J). Although the Company has no ownership in Plateau, Directors of the Company and USE have agreed to divide equally a portion of certain reclamation obligations above a defined amount, and will share equally in the cash flows derived from operations.

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

ROCKY MOUNTAIN GAS, INC.

     During fiscal 2000, the Company and USE organized Rocky Mountain Gas, Inc. ("RMG") to enter into the coalbed methane gas business. RMG is engaged in the acquisition of coalbed methane gas properties and the future exploration, development and production of methane gas from those properties. RMG is owned

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


40.5% by the Company and 51.2% by USE. RMG sold 55,500 and 1,206,333 shares of its common stock in a private placement during fiscal 2001 and 2000, respectively. Net proceeds from the sale of this common stock totaled $3,721,900. Of those shares sold in the original private placements, USE subsequently purchased 1,105,499 of these shares by issuing 910,320 shares of its common stock.

     RMG entered into an agreement with Quantum Energy, L.L.C. ("Quantum") on January 3, 2000 to purchase a 50% working interest and 40% net revenue interest in approximately 185,000 acres of unproven leasehold interests in the Powder River Basin of Southeastern Montana. The terms of the Quantum agreement included payments of $3,200,000 upon closing, $1,000,000 on or before May 1, 2000 and $1,300,000 on or before December 31, 2000. All required payments were made to Quantum.

F.   OIL AND GAS INFORMATION:

     Costs related to the oil and gas activities of the Company were incurred as follows for the years ended May 31:

                                                                         2002             2001
                                                                      -----------     -----------
      Company's share of equity method investees' cost of
           property acquisition, exploration and development          $   228,100     $ 1,781,900

     The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at May 31:

     Proved oil and gas properties                                    $   886,800     $   886,800
          Less accumulated depreciation,
          depletion and amortization                                      886,800         886,800
                                                                      -----------     -----------

                                                                      $    --         $    --
                                                                      ===========     ===========
     Company's share of equity method investees'
          net capitalized costs                                       $ 2,585,800     $ 2,411,500
                                                                      ===========     ===========

Depreciation, depletion and amortization expense was $0 and $0 for the years ended May 31, 2002 and 2001, respectively.

G.  DEBT:

     Obligations of the Company consist of advances payable to USE, which are due upon demand. The obligation is due to U.S. Energy for funding a majority of the operations of USECC, of which 50% is the responsibility of the Company. All advances payable to USE are classified as current as of May 31, 2002 and 2001 as a result of USE's unilateral ability to modify the repayment terms.

                                                                                May 31,
                                                                      ---------------------------
                                                                         2002            2001
                                                                      -----------     -----------
     Advances payable - U.S. Energy
        balance payable  in full on
        demand (see Note A)                                           $ 7,560,700     $ 5,740,200
                                                                      ===========     ===========

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     The Company negotiated a reduction of $3 million on the debt to USE by issuing 6,666,666 shares of its common stock to USE during the year ended May 31, 2001.

     As of May 31, 2002, the Company and USE had a $ 750,000 line of credit with a commercial bank. The line of credit bore interest at a variable rate (5.75% as of May 31, 2002). The weighted average interest rate for 2002 and 2001 was 6.5%. As of May 31, 2002, $200,000 was outstanding on this line of credit, one half of which is the Company's obligation. This line of credit is secured by a share of the net proceeds of fees from production of oil wells and certain assets of USECC.

H.   INCOME TAXES:

     The components of deferred taxes as of May 31, 2002 and 2001 are as follows:

                                                                                      May 31,
                                                                      ----------------------------------
                                                                           2002                  2001
                                                                      --------------        ------------
     Deferred tax assets:
          Deferred compensation                                       $    131,200         $    131,200
          Deferred gains                                                   106,100              106,100
          Non-deductible reserves                                          288,500              288,500
          Net operating loss carry-forwards                              3,636,200            2,560,500
          Tax credits                                                       15,000               15,000
     Tax basis in excess of book                                            57,000              876,800
                                                                      -------------        ------------
     Total deferred tax assets                                           4,234,000            3,978,100

     Deferred tax liabilities:
          Development and exploration costs                                (36,100)             (36,100)
                                                                      -------------        ------------
     Total deferred tax liabilities                                        (36,100)             (36,100)
                                                                      -------------        ------------

     Net deferred tax assets - all non-current                           4,197,900            3,942,000

     Valuation Allowance                                                (4,197,900)          (3,942,000)
                                                                      -------------        ------------
     Net deferred tax asset                                           $   --               $   --
                                                                      =============        ============

     At May 31, 2002, the Company had available, for federal income tax purposes, net operating loss carry-forwards of approximately $10,695,000 which expire from 2007 through 2022. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company's ability to generate future taxable income to utilize the NOL carry-forwards. In addition, the use of the NOL carry-forwards may be limited by Internal Revenue Service provisions governing significant change in company ownership.

     The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


                                                                      Year Ended May 31,
                                                       -----------------------------------------------
                                                           2002             2001             2000
                                                       ------------     ------------     ------------

     Expected federal income tax expense (benefit)     $  (679,600)     $   410,000      $(1,795,100)
     Losses from subsidiaries not consolidated
          for tax purposes, utilization of net
          operating losses and other                       424,600        1,080,000          406,200
     Valuation allowance                                   255,000       (1,490,000)       1,388,900
                                                       -----------      -----------      -----------
     Income taxes                                      $      --        $      --        $      --
                                                       ===========      ===========      ===========

     There were no taxes payable as of May 31, 2002, 2001 or 2000.

I.   SHAREHOLDERS' EQUITY:

     The Boards of Directors of the Company from time to time, issued stock bonuses to certain directors, employees and third parties. These shares are forfeitable to the Company until earned. The Company is responsible for the compensation expense related to these issuances. For the years ended May 31, 2002 and 2001, the Company did not recognize compensation expense resulting from these issuances. A schedule of forfeitable shares for Crested is set forth in the following table:

       Issue                       Number       Issue            Total
       Date                       of Shares     Price        Compensation
       ----                       ---------     -----        ------------

     June 1990                     25,000       $1.06       $     26,562
     December 1990                  7,500         .50              3,750
     January 1993                   6,500         .22              1,430
     January 1994                   6,500         .28              1,828
     January 1995                   6,500         .19              1,230
     January 1996                   5,000         .3125            1,600
     January 1997                   8,000         .9375            7,500
     Release of Earned Shares     (50,000)                       (33,800)
                                  -------                   ------------
     Balance at
       May 31, 2002                15,000                   $     10,100
                                  =======                   ============

J.   COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

     Material pending proceedings are summarized below. Certain of the Company's affiliates are involved in ordinary routine litigation incidental to their business. Other proceedings which were pending in fiscal 2001 have been settled or otherwise finally resolved.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

     In 1991, disputes arose between the Company, USE, Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado) in Civil No. 91B1153. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed both the arbitration proceedings and the State Court case. In February 1994, all of the parties agreed to consensual and binding arbitration of the disputes before the American Arbitration Association ("AAA"), for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

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

     In February 2001, the U.S. District Court appointed a Special Master to determine the amounts, if any, owed by Nukem to SMP pursuant to the constructive trust. The Special Master has ordered an accounting to identify all deliveries of CIS uranium made directly or indirectly to Nukem and any Nukem affiliates; to identify the ultimate disposition of all uranium purchased under the CIS contracts; to identify the location, number of pounds, and associated cost of uranium purchased under the CIS contracts at December 31, 2001, and to calculate the profits realized from the sale of CIS uranium. At a status hearing held before the U.S. District Court on August 23, 2002, the Court ordered the Special Master to file his report on or before December 6, 2002 and a further hearing to schedule arguments will be held before the Court on December 13, 2002.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, the Company and USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The matter has been settled, with the Company and USE receiving $25,000 cash and unencumbered title to two commercial real estate lots covering seven acres in Gunnison, Colorado, and unencumbered title to five development lots covering 175 acres north of Gunnison, Colorado.

     See "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

PHELPS DODGE LITIGATION

     U.S. Energy Corp. and Crested Corp., d/b/a USECC, were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation and its subsidiary, Mt. Emmons Mining Company (MEMCO), over contractual obligations from USECC's agreement with Phelps Dodge's predecessor companies, concerning a mining property in Colorado.

     The litigation stems from agreements that date back to 1974 when U.S. Energy and Crested Corp. leased mining claims on Mt. Emmons near Crested Butte, Colorado to AMAX Inc., Phelps Dodge's predecessor company. The claims cover one of the world's largest and richest deposits of molybdenum. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties. In counter and cross-claims filed in the U.S. District Court of Colorado, USECC contends that Phelps Dodge and its subsidiaries committed several breaches of contracts related to the agreements, including breach of fiduciary obligations and covenants of good faith and fair dealing. USECC also contends Phelps Dodge is guilty of violating federal and state antitrust laws when it purchased Cyprus Amax. Phelps Dodge and MEMCO have 20 days from July 9, 2002 or date of service to answer USECC's claims.

     The complaint filed by Phelps Dodge and MEMCO seeks a determination that Phelps Dodge's acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, U.S. Energy and Crested would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Minerals Co. USECC's counter and cross-claims allege that in 1999, Phelps Dodge formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest of Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and Phelps Dodge stock exceeding $1 billion and making Cyprus Amax a subsidiary of Phelps Dodge. Therefore, USECC asserts the acquisition of Cyprus Amax by Phelps Dodge was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     A second counterclaim by USECC rejects the claim by Phelps Dodge that it and its predecessors, Cyprus Amax and AMAX Inc., had mistakenly paid royalties to USECC since January 1991. In 1984, AMAX began paying the cash equivalent (half each to U.S. Energy and Crested Corp.) of 700,000 pounds of molybdenum per year as an advance royalty prior to the mine beginning production. In 1986, USECC agreed to assist financially troubled AMAX and substantially reduced the annual advance royalty to 50,000 pounds of molybdenum, so that AMAX could continue to hold the properties and eventually bring them into production. AMAX, Cyprus Amax and Phelps Dodge continued paying the annual advance royalties to U.S. Energy and Crested Corp. until the payment due in July 2001, when Phelps Dodge unilaterally ceased making the payments. Phelps Dodge and MEMCO seek a declaratory judgment that the advance royalty payment obligation has terminated, and further, that USECC should repay $948,109 of royalties paid to USECC from 1993 through 2000, because those payments were made by mistake.

     The third issue in the litigation is whether USECC must, under terms of a 1987 Royalty Deed, accept Phelps Dodge's and MEMCO's forth-coming conveyance of the Mt. Emmons properties back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. Phelps Dodge's and MEMCO's threatened reconveyance would require USECC to assume the operating costs of the water treatment plant. USECC refuses to have the water treatment plant included in the return of the properties because, the USECC counterclaim argues, the properties must be in the same condition as when they were acquired by AMAX before the water treatment plant was constructed by AMAX.

     As added counterclaims, USECC seeks (i) damages for defendants' breach of covenants of good faith and fair dealing; (ii) damages for defendants' failure to develop the Mt. Emmons properties and not protecting USECC's rights as revisionary owner of the mining rights to the properties, (iii) damages for unjust enrichment of defendants; (iv) damages for breach of the defendants' fiduciary duties owed to USECC as revisionary owner of the property, and for neglecting to maintain the mining rights and interests in the properties; and
(v) damages relating to defendants' actions in violation of federal and Colorado anti-trust and constraint of trade laws.

     USECC also seeks a declaratory judgment of its rights and liabilities under the agreements affecting the Mt. Emmons properties; an injunction against defendants prohibiting the conveyance of the properties to USECC with the water treatment plan; an injunction against further waste of the properties by the defendants; an injunction requiring defendants to divest their molybdenum holdings (including the Mt. Emmons properties); and an injunction requiring defendants to assist USECC in mining molybdenum from the Mt. Emmons properties.

     On August 2, 2002, Phelps Dodge and MEMCO filed a reply to the counterclaims of USECC and Cyprus Amax filed an answer to the counterclaims and third party complaint of USECC, generally denying the allegations of USECC. CAV Corporation filed a motion for summary judgment seeking dismissal of USECC's cross complaint and is pending. An order has been entered by the Court setting the Scheduling/Planning Conference in the case for September 12, 2002.

     Except for the parties' claims regarding payment of the $3.75 million due on the sale of MEMCO, payments of royalties, and responsibility going forward for payment of the operating costs of the water

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


treatment plan, the financial impact to U.S. Energy Corp. and Crested Corp. of favorable or unfavorable outcomes in the litigation presently is not determinable.

LITIGATION INVOLVING LEASES ON COALBED METHANE PROPERTIES IN MONTANA

     On or about April 1, 2001, the Company's subsidiary, Rocky Mountain Gas, Inc. (RMG) was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA against the United States Bureau of Land Management ("BLM"), RMG, certain of its affiliates (including U.S. Energy Corp. And Crested Corp.) some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et. al. by the BLM in the Powder River Basin of Montana and for other relief.

     The basis for the complaint appears to be that the BLM's regulations require the BLM to respond to objections filed by persons owning land or lease rights adjacent to the coalbed properties which the BLM is offering to lease to the public. The argument of plaintiff appears to be that if objections are not responded to by the BLM prior to issuing CBM leases, the leases are invalid. Based on this argument, the plaintiff appears to have been successful in forcing cancellation of some CBM leases granted to others in the Powder River Basin of Montana, because the BLM did not respond to some objecting adjacent landowners. However, all of the BLM leases in Montana held by RMG (none are held by U.S. Energy Corp. Or Crested Corp. In their own corporate names) are at least four years old, and there is no record of any objections being made to the issue of those leases.

     Based on filings in the case to date, it appears that the BLM is taking the initiative in responding to the plaintiff. We believe RMG's leases were validly issued in compliance with BLM procedures, and do not believe the plaintiff's lawsuit will adversely affect any of RMG's Montana BLM leases.

RECLAMATION AND ENVIRONMENTAL LIABILITIES

     Most of the Company's and USE's mine development, exploration and operating activities are subject to federal and state regulations that require the Company and USE to protect the environment. The Company and USE conduct their mining operations in accordance with these regulations. The Company's and USE's current estimates of their reclamation obligations and their current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company and USE cannot predict the outcome of future regulation or impact on costs. Nonetheless, the Company and USE have recorded their best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's and USE's reclamation, environmental and decommissioning liabilities, and the Company and USE believe the recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on their properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company and USE would be adversely affected. The Company and USE believe they have accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


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

     As of May 31, 2002, estimated reclamation obligations related to the above mentioned mining properties total $8,906,800. Crested's portion of this obligation is $748,400, which is reflected on the balance sheet of the Company. The remaining balance of $7,614,700 is an obligation of USE and its other affiliates, (excluding Crested). The Company is obligated for 50% of any reclamation costs in excess of current estimated reclamation obligations. The Company, however, does not expect that estimated reclamation costs will be exceeded.

     The Company and USE currently have three mineral properties or investments that account for most of their environmental obligations, SMP, Plateau and SGMC. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

     SMP

     The Company and USE are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, USE and the regulatory authorities during fiscal 2002 and the balance in the reclamation liability account at May 31, 2002 of $1,496,800 (1/2 accrued by Crested) is believed by management to be adequate. The Company and USE are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building, and by posting cash bonds.

     GMMV

     During fiscal 1991, the Company and USE acquired mineral properties on Green Mountain known as the Big Eagle Property. The GMMV also acquired a uranium mill known as the Sweetwater Mill. As part of the settlement of the GMMV litigation with Kennecott in September 2000, the Company was released from any and all reclamation and environmental obligations related to the GMMV except the Ion Exchange Plant. During fiscal 2002, the Company and USE completed the required reclamation on the Ion Exchange Plant. The work is completed, but the regulatory agencies have not terminated monitoring the site. Additional reclamation work may be required although none is anticipated.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     SUTTER GOLD MINING COMPANY

         SGMC's mineral properties are currently on shut down status and have never been in production. Reclamation obligations are covered by a $27,800 reclamation cash bond which SGMC has recorded as a reclamation liability as of May 31, 2002.

     PLATEAU RESOURCES, LIMITED

     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational. As of May 31, 2002, Plateau held a cash deposit for reclamation in the amount of $8,818,600 which management believes will satisfy the obligation of reclamation.

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

K.   SUBSEQUENT EVENT

     Subsequent to May 31, 2002, the Company's affiliate RMG purchased a 25% net revenue interest and a 31% working interest in 18 coalbed methane wells drilled on 930 net acres in the Powder River Basin. Thirteen of the 18 drilled wells are currently connected and producing at a combined rate of one million cubic feet of gas per day (1,000 mcf) from the two primary coals of the property: the Cook Coal (11 wells) at 650 feet, and the Canyon Coal (2 wells) at 450 feet. One of the 18 wells is used as a water injection well. RMG purchased this property interest by paying $500,000 cash and issuing 37,500 shares of USE common stock valued at $150,000. Carrizo, RMG's partner in coalbed properties, purchased an equal interest at the same price. RMG will be the operator.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


M.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   Three Months Ended
                                        ---------------------------------------------------------------------
                                             May 31,         February 28,      November 30,       August 31,
                                              2002               2002              2001               2001
                                          -------------     -------------     -------------     -------------

     Operating revenues                   $       --        $       --        $       --        $       --

     Operating loss                       $    (37,300)     $    (38,300)     $    (51,400)     $    (48,000)

     Equity in loss from affiliate        $   (505,800)     $   (502,800)     $   (237,100)     $   (578,200)

     Net loss                             $   (543,100)     $   (541,100)     $   (288,500)     $   (626,200)

     Loss per share, basic                $      (0.03)     $      (0.03)     $      (0.02)     $      (0.04)

     Basic weighted average
          shares outstanding                17,073,330        17,073,330        17,073,330        17,073,330

     Loss per share, diluted              $      (0.03)     $      (0.03)     $      (0.02)     $      (0.04)

     Diluted weighted average
          shares outstanding                17,073,330        17,073,330        17,073,330        17,073,330


                                                                    Three Months Ended
                                          -------------------------------------------------------------------
                                             May 31,         February 28,      November 30,       August 31,
                                              2001               2001              2000              2000
                                          -------------     -------------     -------------     -------------

     Operating revenues                   $ (3,614,700)     $     14,900      $  3,583,100      $     16,700

     Operating (loss) income              $    452,700      $    (28,700)     $  3,530,500      $    (63,000)

     Equity in loss from affiliate        $ (1,209,000)     $   (540,700)     $   (406,100)     $   (340,900)

     Net (loss) earnings                  $   (945,400)     $   (569,400)     $  3,124,400      $   (403,900)

     (Loss) earnings per share, basic     $      (0.09)     $      (0.06)     $       0.30      $      (0.04)

     Basic weighted average
          shares outstanding                10,448,505        10,336,439        10,316,664        10,316,664

     (Loss) income per share, diluted     $      (0.09)     $      (0.06)     $       0.30      $      (0.04)

     Diluted weighted average
          shares outstanding                10,448,505        10,336,439        10,381,664        10,316,664

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

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

     The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of Crested who is not also a director.

     ROBERT SCOTT LORIMER, age 51 has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both of these companies since May 25, 1991, their Treasurer since December 15, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of Use or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting of Shareholders, under the caption "Director's Fees and Other Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting of Shareholders, under the caption "Principal Holders of Voting Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting of Shareholders, under the caption "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, REPORTS AND FORM 8-K.

(a)  The following financial statements are filed as a part of this Report as
     Item 8:

                                                                        Page No.
(1)  Financial Statements

     Registrant and Affiliate

     Report of Independent Public Accountants
     Grant Thornton LLP.......................................................36

     Report of Independent Public Accountants
     Arthur Andersen LLP......................................................37

     Balance Sheets - May 31, 2002, 2001 and 2000.............................38

     Statements of Operations
     for the Years Ended May 31, 2002 and 2001................................39

     Statements of Shareholders'
     Deficit for the Years Ended May 31, 2002, 2001 and 2000..................40

     Statements of Cash Flows
     for the Years Ended May 31, 2002, 2001 and 2000..........................41

     Notes to Financial Statements.........................................42-58

(2)  N/A

(3)  Exhibits Required to be Filed.

   Exhibit                                                            Sequential
     No.          Title of Exhibit                                     Page No.
   -------        ----------------                                    ----------

     3.1          Restated Articles of Incorporation.........................[1]

     3.2 - 3.3    [intentionally left blank]

     3.4          By-Laws....................................................[2]

     4.1          USE 1998 Incentive Stock Option Plan
                  and Form of Stock Option Agreement.........................[6]

     4.2          Form of Stock Option Agreement and
                  Schedule, Options granted 1992 ............................[4]

     4.3          Form of Stock Option Agreement and
                  Schedule, Options granted 1/96.............................[4]

     4.4          USE Restricted Stock Bonus Plan
                  as Amended through 2/94....................................[4]

     4.5          Amendment to USE 1998 Incentive Stock Option Plan
                  (To Include Family Transferability of Options
                  Under SEC Rule 16b)........................................[9]

     4.6          Form of Stock Option Agreement and
                  Schedule, Options granted January 10, 2001.................[9]

     4.7          USE 1996 Stock Award Program (Plan)........................[5]

     4.8          USE Restated 1996 Stock Award Plan and Amendment
                  to USE 1990 Restricted Stock Bonus Plan....................[5]

     4.9          USE 2001 Stock Award Plan....................................*

     10.1         Promissory Note from Crested to USE (5/31/97)..............[5]

     10.2         Management Agreement - USE - CC............................[3]

     10.3         Joint Venture Agreement - Registrant and USE...............[2]

     10.4 - 10.58  [intentionally left blank]

     10.59        Closing Agreement - Addendum to Agreement
                  for Purchase and Sale of Assets (see Exhibit 10.60)........[9]

     10.60        Agreement for Purchase and Sale of Assets
                  (Rocky Mountain Gas, Inc. and Quantum Energy LLC) .........[7]

     10.61        Purchase and Sale Agreement
                  CCBM, Inc. (subsidiary of Carrizo Oil & Gas, Inc.)
                  and Rocky Mountain Gas, Inc..................................*

     10.62        Purchase and Sale Agreement
                  Bobcat Property (Rocky Moutain Gas, Inc.)....................*

     16           Concurrence Letter from Arthur Andersen LLP
                  on Change of Accounting Firms..............................[8]

     21           Subsidiaries of Registrant.................................[9]

     99.1         Certification Pursuant to Section 1350 of
                  Title 18 of the United States Code...........................*

     *  Filed herewith.

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

     [9] Incorporated by reference from the like-number exhibit of the Registrant's Form 10-K for the year ended May 31, 2001.


(b)  Reports filed on Form 8-K.

     During the fourth quarter of the fiscal year ended on May 31, 2002, the Registrant filed no reports on Form 8-K.

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

                                                      CRESTED CORP.
                                                      (Registrant)


Date:  September 10, 2002                   By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN,
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  September 10, 2002                   By:    /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN, Director


Date:  September 10, 2002                   By:    /s/  Daniel P. Svilar
                                                 -------------------------------
                                                 DANIEL P. SVILAR, Director


Date:  September 10, 2002                   By:    /s/  Michael D. Zwickl
                                                 -------------------------------
                                                 MICHAEL D. ZWICKL, Director


Date:  September 10, 2002                   By:    /s/  Kathleen R. Martin
                                                 -------------------------------
                                                 KATHLEEN R. MARTIN, Director


Date:  September 10, 2002                   By:    /s/  Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer