Form 10-Q
period 2002-08-31
CRESTED CORP
filed 2002-10-15
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at October 10, 2002
---------------------------------------     ------------------------------------
     Common stock, $.001 par value                  17,114,276 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                        Page No.
PART I.         FINANCIAL INFORMATION

ITEM 1.       Financial Statements.

              Condensed Balance Sheets
                  August 31, 2002 and May 31, 2002.............................3

              Condensed Statements of Operations
                  Three  Months Ended August 31, 2002 and 2001.................4

              Condensed Statements of Cash Flows
                  Three Months Ended August 31, 2002 and 2001..................5

              Notes to Condensed Financial Statements..........................6

ITEM 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............7-8

ITEM 4.       Controls and Procedures..........................................8

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings................................................9

ITEM 4.       Submission of Matter to a vote of Security Holders...............9

ITEM 6.       Exhibits and Reports on Form 8-K.................................9

              Signatures.......................................................9

              Certifications...............................................10-11

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                                  CRESTED CORP.
                            Condensed Balance Sheets

                                     ASSETS

                                                            August 31,          May 31,
                                                               2002              2002
                                                           ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                               $      3,300      $      3,300

INVESTMENTS IN AFFILIATES                                     5,801,600         6,038,700

PROPERTIES AND EQUIPMENT                                        896,800           896,800

   Less accumulated depreciation,
     depletion and amortization                                (886,800)         (886,800)
                                                           ------------      ------------
                                                                 10,000            10,000
OTHER ASSETS:
     Other assets                                                 2,100             2,100
                                                           ------------      ------------
                                                           $  5,817,000      $  6,054,100
                                                           ============      ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Debt to affiliate                                     $  7,708,600      $  7,560,700

COMMITMENT TO FUND EQUITY INVESTEES                             215,600           215,600

RECLAMATION LIABILITY                                           748,400           748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value;
   15,000 shares issued, forfeitable until earned                10,100            10,100

SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     100,000 shares authorized;
     none issued or outstanding                                    --                --
   Common stock, $.001 par value;
     20,000,000 shares authorized;
     17,099,276 issued and outstanding                           17,200            17,200
   Additional paid-in capital                                11,795,200        11,795,200
   Accumulated deficit                                      (14,678,100)      (14,293,100)
                                                           ------------      ------------
       Total shareholders' deficit                           (2,865,700)       (2,480,700)
                                                           ------------      ------------
                                                           $  5,817,000      $  6,054,100
                                                           ============      ============


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 Condensed Consolidated Statements of Operations

                                                             Three Months Ended
                                                                August 31,
                                                      ------------------------------
                                                           2002             2001
                                                      -----------       ------------
                                                       (Unaudited)       (Unaudited)
REVENUES:
    Mineral revenue                                   $       --        $       --

COSTS AND EXPENSES:
    General and administrative                              38,500            48,000
                                                      -----------       ------------

LOSS BEFORE EQUITY LOSS AND TAX PROVISION                  (38,500)          (48,000)

EQUITY IN LOSS OF AFFILIATES                              (346,500)         (578,200)
                                                      -----------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (385,000)         (626,200)

PROVISION FOR INCOME TAXES                                    --                --
                                                      -----------       ------------

NET LOSS                                              $   (385,000)     $   (626,200)
                                                      ============      ============

NET LOSS PER SHARE, BASIC AND DILUTED                 $      (0.02)     $      (0.04)
                                                      ============      ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING               17,099,276        17,073,330
                                                      ============      ============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING             17,099,276        17,073,330
                                                      ============      ============


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 Condensed Consolidated Statements of Cash Flows

                                                             Three Months Ended
                                                                 August 31,
                                                         ---------------------------
                                                             2002           2001
                                                         (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (385,000)     $ (626,200)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in loss of affiliates                       346,500         578,200
                                                         ----------      ----------

NET CASH USED IN OPERATING ACTIVITIES                       (38,500)        (48,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates                                (109,400)       (231,000)
  Decrease in other assets                                     --               100
                                                         ----------      ----------
NET CASH USED IN  INVESTING ACTIVITIES                     (109,400)       (230,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on debt to affiliate                         147,900         278,900
                                                         ----------      ----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                    --              --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                         3,300           3,200
                                                         ----------      ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                          $    3,300      $    3,200
                                                         ==========      ==========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                          $     --        $     --
                                                         ==========      ==========

  Noncash investing and financing activities:

  Net noncash distribution from affiliate                $     --        $     --
                                                         ==========      ==========

  Net noncash borrowings from affiliate                  $     --        $     --
                                                         ==========      ==========


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                     Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of August 31, 2002 and the Condensed Statements of Operations and Cash Flows for the three months ended August 31, 2002 and 2001, have been prepared by the Company without audit. The Condensed Balance Sheet at May 31, 2002, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of August 31, 2002 and the results of operations and cash flows for the three months ended August 31, 2002 and 2001.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2002 Form 10-K. The results of operations for the periods ended August 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     3) Debt at August 31, 2002 and May 31, 2002, consists of the balance on a note payable to its parent U.S. Energy Corp. of $7,708,600 and $7,560,700, respectively.

     4) The reclamation liability of $748,400 represents the Company's share of the liability at the Sheep Mountain Mines in the Crooks Gap Mining District. This reclamation work will be performed over several years. The Company has pledged its interest in certain real estate that it jointly owns with USE to bond this reclamation obligation.

     5) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three months ended August 31, 2002 and 2001 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

     6) Certain reclassifications have been made in the May 31, 2002 financial statements to conform to the classifications used in August 31, 2002.

     7) In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting SFAS No. 143 on its financial statements and has not determined the timing of adoption. The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended August 31, 2002 be read in conjunction with the Company's Form 10-K for the year ended May 31, 2002.

OVERVIEW OF BUSINESS

     The Company is engaged in the acquisition, exploration, sale and/or development of coalbed methane gas and mineral properties, the production of petroleum properties, and mining of minerals. The Company has interests in an uranium mine and mill in Southern Utah; uranium mines in Central Wyoming; a gold property in California; coalbed methane properties in the Powder River Basin in Wyoming and Montana, and various real estate operations including a townsite operation near Lake Powell, Utah. The mine properties are all in a shut down mode.

     All these businesses are operated in conjunction with the Company's parent, U.S. Energy Corp. ("USE") through a joint venture between the two companies, the USECB Joint Venture ("USECB"). The Company accounts for USECB using the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit at May 31, 2002 of $7,557,400 increased to a working capital deficit of $7,705,300 at August 31, 2002. This decrease of $147,900 in the working capital was caused by increased debt to USE .. USE continues to fund the Company's obligations for the various ventures in which they operate jointly.

     During the three months ended August 31, 2002, operating and investing activities consumed $38,500 and $109,400, respectively while financing activities generated $147,900. Cash from financing activities was generated through increased debt to USE in the amount of $147,900. Cash consumed in investing activities, $109,400 was as a result of Crested funding its portion of investments jointly owned with USE.

CAPITAL RESOURCES

     The Company and USE have a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At August 31, 2002, the line of credit had been drawn down by $200,000. The line of credit is being used for short term working capital needs associated with operations. Due to the sale of certain assets pledged as collateral on this line of credit, the amount available under the line of credit may be reduced. The Company and USE also have a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over a period of 10 years.

     The Company's cash resources at August 31, 2002 will not be sufficient to sustain operations during fiscal 2003. The Company will continue to rely upon funding from USE to meet its operating and administration capital requirements. The Company may also receive funds from a settlement of the Sheep Mountain Partners ("SMP") legal issues with Nukem, Inc. and its affiliates. However, there is no guarantee that any settlement will be beneficial to the Company. Additionally the Company may sell additional equipment or an interest in its various mineral properties which are jointly owned with USE to fund its capital requirements.

CAPITAL REQUIREMENTS

     The Company and USE jointly fund the holding costs of the Sheep Mountain uranium mines and the Plateau uranium mine and mill; costs associated with their joint real estate and commercial operations, and the development of the Rocky Mountain Gas, Inc. ("RMG") coalbed methane gas properties.

     The Company and USE, through RMG, have obligations to make delay rental payments on RMG's portion of coalbed methane leases. RMG has entered into various agreements with industry partners where a portion or all of its drilling commitments on the coalbed methane properties are carried.

     The Company owes USE $7,708,600 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to repay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date, USE has not called the debt and has agreed not to call the debt for 18 months from May 25, 2001.

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

RESULTS OF OPERATIONS

     The Company had no revenues during the three months ended August 31, 2002.

     Costs and expenses decreased by $9,500 during the three months ended August 31, 2002 from the same period of the prior year. This decrease was as a result of reductions in the Company and USE's workforce. The reduced workforce also reduced the Company's obligation to fund retirement benefits. The Company recorded an equity loss from USECC in the amounts of $346,500 and $578,200 for the three months ended August 31, 2002 and 2001, respectively.

     Operations for the three months ended August 31, 2002, resulted in a loss of $385,000 as compared to a loss of $626,200 for the same three months in the previous year.

ITEM 4.  CONTROLS AND PROCEDURES

     In the 90 day period before the filing of this report, the chief executive and chief financial officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to be disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the chief executive and chief financial officers of the Company, as appropriate to allow those persons to make timely decisions regarding required disclosure.

     Subsequent to date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------

     There have been no material developments in the Legal proceedings as reported by the Company in Item 3 of the May 31, 2002 Form 10-K.


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     NONE

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a) Exhibits.

         99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code



     (b) Reports on Form 8-K. The Company filed two reports on Form 8-K for the quarter ended August 31, 2002 reporting events of June 4, 2002 and August 19, 2002.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                 CRESTED CORP.
                                                 (Company)



Date: October 10, 2002                      By:       /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN,
                                                 Chairman and CEO



Date: October 10, 2002                      By:   /s/ Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer
                                                 and Chief Accounting Officer

                                  CERTIFICATION

I, Robert Scott Lorimer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Crested Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 10th day of October, 2002.


                                                   /s/ Robert Scott Lorimer
                                                 -------------------------------
                                                 Robert Scott Lorimer
                                                 Chief Financial Officer

                                  CERTIFICATION

I, John L. Larsen, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Crested Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 10th day of October, 2002.


                                                   /s/ John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen
                                                 Chief Executive Officer