Form 10-Q
period 2002-11-30
CRESTED CORP
filed 2003-01-14
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended November 30, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

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

                Class                          Outstanding at January 8, 2003
---------------------------------------     ------------------------------------
     Common stock, $.001 par value                   17,114,276 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Balance Sheets
              November 30, 2002 and May 31, 2002...............................3

          Condensed Statements of Operations
              Three and Six Months Ended November 30, 2002 and 2001............4

          Condensed Statements of Cash Flows
              Six Months Ended November 30, 2002 and 2001......................5

          Notes to Condensed Financial Statements..............................6

ITEM 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................7-9

ITEM 4.   Controls and Procedures..............................................9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings....................................................9

ITEM 4.   Submission of Matter to a vote of Security Holders...................9

ITEM 6.   Exhibits and Reports on Form 8-K.....................................9

          Signatures..........................................................10

          Certifications...................................................11-12

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                                  CRESTED CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                 November 30,        May 31,
                                                                     2002             2002
                                                                -------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $      3,300      $      3,300

INVESTMENTS IN AFFILIATES                                          5,483,400         6,038,700

PROPERTIES AND EQUIPMENT                                             896,800           896,800

   Less accumulated depreciation,
     depletion and amortization                                     (886,800)         (886,800)
                                                                ------------      ------------
                                                                      10,000            10,000
OTHER ASSETS:
     Other assets                                                      2,100             2,100
                                                                ------------      ------------
                                                                $  5,498,800      $  6,054,100
                                                                ============      ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Debt to affiliate                                          $  7,900,900      $  7,560,700

COMMITMENT TO FUND EQUITY INVESTEES                                  215,600           215,600

RECLAMATION LIABILITY                                                748,400           748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value;
   15,000 shares issued, forfeitable until earned                     10,100            10,100

SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     100,000 shares authorized;
     none issued or outstanding                                         --                --
   Common stock, $.001 par value;
     20,000,000 shares authorized;
     17,099,276 issued and outstanding                                17,200            17,200
   Additional paid-in capital                                     11,795,200        11,795,200
   Accumulated deficit                                           (15,188,600)      (14,293,100)
                                                                ------------      ------------
       Total shareholders' deficit                                (3,376,200)       (2,480,700)
                                                                ------------      ------------
                                                                $  5,498,800      $  6,054,100
                                                                ============      ============


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended                Six Months Ended
                                                  November 30,                     November 30,
                                       ------------------------------     ------------------------------
                                             2002             2001            2002              2001
                                             ----             ----            ----              ----
                                         (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)

REVENUES                               $     --          $      --        $      --         $     --


COSTS AND EXPENSES:
    General and administrative               42,400            51,400           80,800           99,400
                                       ------------      ------------     ------------      -----------

LOSS BEFORE EQUITY LOSS
    AND TAX PROVISION                       (42,400)          (51,400)         (80,800)         (99,400)

EQUITY IN LOSS OF AFFILIATE                (468,200)         (237,100)        (814,700)        (815,300)
                                       ------------      ------------     ------------      -----------

LOSS  BEFORE PROVISION
     FOR INCOME TAXES                      (510,600)         (288,500)        (895,500)        (914,700)

PROVISION FOR INCOME TAXES                   --                --               --               --
                                       ------------      ------------     ------------      -----------

NET LOSS                               $   (510,600)     $   (288,500)    $   (895,500)     $  (914,700)
                                       ============      ============     ============      ===========

NET LOSS PER SHARE
     BASIC AND DILUTED                 $      (0.03)     $      (0.02)    $      (0.05)     $     (0.05)
                                       ============      ============     ============      ===========

BASIC AND DILUTED  WEIGHTED
    AVERAGE SHARES OUTSTANDING           17,099,276        17,073,330       17,099,276        17,073,330
                                       ============      ============     ============      ===========






            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                November 30,
                                                         --------------------------
                                                            2002           2001
                                                            ----           ----
                                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(895,500)     $(914,700)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Equity in loss of affiliates                       814,700        815,300
        Net changes in components
           of working capital                                 --             --
                                                         ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                      (80,800)       (99,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates                               (259,400)      (540,300)
  Decrease in other assets                                    --              100
                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                     (259,400)      (540,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on long term debt to affiliate              340,200        639,600

NET INCREASE  IN
  CASH AND CASH EQUIVALENTS                                   --             --


CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                        3,300          3,200
                                                         ---------      ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                          $   3,300      $   3,200
                                                         =========      =========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                          $    --        $    --
                                                         =========      =========

  Income tax paid                                        $    --        $    --
                                                         =========      =========


            See notes to Condensed Consolidated Financial Statements.

                                  CRESTED CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of November 30, 2002 and the Condensed Statements of Operations and Cash Flows for the six months ended November 30, 2002 and 2001, have been prepared by the Company without audit. The Condensed Balance Sheet at May 31, 2002, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K filed for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its affiliate as of November 30, 2002 and the results of operations and cash flows for the six months ended November 30, 2002 and 2001.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2002 Form 10-K. The results of operations for the periods ended November 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     3) Debt at November 30, 2002 and May 31, 2002, consists of the balance on a note payable to its parent, U.S. Energy Corp. of $7,900,900 and $7,560,700, respectively.

     4) The reclamation liability of $748,400 represents the Company's share of the liability at the Sheep Mountain Mines in the Crooks Gap Mining District. This reclamation work will be performed over several years. The Company has pledged its interest in certain real estate that it jointly owns with USE to bond this reclamation obligation.

     5) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the six months ended November 30, 2002 and 2001 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

     6) Certain reclassifications have been made in the May 31, 2002 financial statements to conform to the classifications used in November 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended November 30, 2002 be read in conjunction with the Company's Form 10-K for the year ended May 31, 2002.

OVERVIEW OF BUSINESS

     The Company has interests in uranium properties and a mill in Southern Utah; uranium properties in Central Wyoming; a gold property in California; coalbed methane properties in the Powder River Basin in Wyoming and Montana through its subsidiary Rocky Mountain Gas, Inc. ("RMG"), and various real estate including a townsite near Lake Powell, Utah. The mine properties are all in a shut down mode. All these businesses are operated in conjunction with the Company's parent, U.S. Energy Corp. ("USE") through a joint venture between the two companies, the USECB Joint Venture ("USECB"). The Company accounts for USECB and RMG using the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit at May 31, 2002 of $7,557,400 increased to a working capital deficit of $7,897,600 at November 30, 2002. This decrease of $340,200 in working capital was caused by increased debt to USE . USE continues to fund the Company's obligations for the various ventures in which they operate jointly.

     During the six months ended November 30, 2002, operating and investing activities consumed $80,800 and $259,400, respectively while financing activities generated $340,200. Cash from financing activities was generated through increased debt to USE in the amount of $340,200. Cash consumed in investing activities, $259,400 was as a result of Crested funding its portion of investments jointly owned with USE.

CAPITAL RESOURCES

     The Company and USE have a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At November 30, 2002, the total amount of the line of credit was available to the Company and USE. The line of credit is being used for short term working capital needs associated with operations. Due to the potential sale of certain assets pledged as collateral on this line of credit, the amount available under the line of credit may be reduced. The Company and USE also have a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over a period of 10 years. All payments on debt are current as of November 30, 2002.

     During a Board of Directors Meeting which was held on December 16, 2002, the Board of Directors unanimously voted to change the Company's year end from May 31 to December 31 effective December 31, 2002. The Company's cash resources at November 30, 2002 will not be sufficient to sustain operations during the balance of 2002. The Company will continue to rely upon funding from USE to meet its operating and administration capital requirements. The Company may also receive funds from a settlement of the Sheep

Mountain Partners ("SMP") legal issues with Nukem, Inc. and its affiliates. However, there is no guarantee that any settlement will be beneficial to the Company. Additionally the Company may sell additional equipment or an interest in its various mineral properties which are jointly owned with USE to fund its capital requirements.

CAPITAL REQUIREMENTS

     The Company and USE jointly fund the holding costs of the Sheep Mountain uranium properties and the Plateau uranium properties; costs associated with their joint real estate and commercial operations, and the continued exploration of the Rocky Mountain Gas, Inc. ("RMG") coalbed methane gas properties.

     The Company and USE, through RMG, have obligations to make delay rental payments on RMG's portion of coalbed methane leases. RMG has entered into various agreements with industry partners where a portion or all of its drilling commitments on the coalbed methane properties are carried. This funding arrangement will cover RMG's drilling commitments through March of 2003 at which time the Company plans to have raised either debt or equity capital to allow the Company to continue participating in the drilling and development of RMG's coal bed methane properties.

     The Company owes USE $7,900,900 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to repay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date, USE has not called the debt and has agreed not to call the debt.

     It is not anticipated that any of the Company's working capital will be used for the reclamation of any of its interests in mineral properties. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company and USE's real estate assets. The reclamation bond amount is reviewed annually by State regulatory agencies.

RESULTS OF OPERATIONS

     The Company had no revenues during the quarter and six months ended November 31, 2002.

     Costs and expenses decreased by $18,600 during the six months ended November 30, 2002 from the same period of the prior year. Expenses also decreased by $9,000 during the quarter ended November 30, 2002. These decreases were as a result of reductions in the Company and USE's workforce. The reduced workforce also reduced the Company's obligation to fund retirement benefits. The Company recorded an equity loss from USECC and RMG in the amounts of $814,700 and $815,300 for the six months ended November 30, 2002 and 2001, respectively. The equity losses recorded during the quarters ended November 30, 2002 and 2001 were $468,200 and $237,100 respectively.

     Operations for the six months ended November 30, 2002, resulted in a loss of $895,500 as compared to a loss of $914,700 for the same six months in the previous year.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     On December 16, 2002, the annual meeting of shareholders was held and the only issue considered was the re-election of the three directors: John L. Larsen, Daniel P. Svilar and Michael D. Zwickl. These directors were reelected for a term expiring at the next succeeding annual meeting and until their successors are duly elected or appointed an qualified. With respect to the re-election of the five directors, the votes cast were as follows:

     Name of Director            For          Abstain
     ----------------            ---          -------

     John L. Larsen          15,547,587       48,970
     Daniel P. Svilar        15,547,587       48,970
     Michael D. Zwickl       15,546,287       50,270


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a) Exhibits.

         99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K. There were no reports filed on Form 8-K for the quarter ended November 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                CRESTED CORP.
                                                (Company)



Date: January 13, 2003                      By:   /s/ John L. Larsen
                                                --------------------------------
                                                JOHN L. LARSEN,
                                                Chairman and CEO



Date: January 13, 2003                      By:   /s/ Robert Scott Lorimer
                                                --------------------------------
                                                ROBERT SCOTT LORIMER,
                                                Principal Financial Officer
                                                and Chief Accounting Officer

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

DATED this 13th day of January, 2003.


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

DATED this 13th day of January, 2003.


                                                   /s/ John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen
                                                 Chief Executive Officer