Form 10-K
period 2002-12-31
CRESTED CORP
filed 2003-03-31
CIK 25657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended _______________ or
[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from June 1, 2002 to December 31, 2002

Commission file number 0-8773

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2003 computed by reference to the average of the bid and asked prices for the Registrant's common stock as reported by National Quotation Bureau on Pink Sheets for the week then ended, was approximately $2,246,200.

                 Class                         Outstanding at March 24, 2003
---------------------------------------     ------------------------------------
    Common Stock, $0.001 par value                   17,114,276  shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the item numbers involved:

         Proxy Statement for the Meeting of Shareholders to be held June 2003, into Part III of the filing.

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

     During the seven months ended December 31, 2002, most of our business activity with our parent USE was directed to acquiring acreage, drilling exploratory wells and testing the wells on coalbed methane properties. RMG also negotiated the purchase of a coalbed methane ("CBM") producing field. Coalbed methane gas activities are conducted through Rocky Mountain Gas, Inc. ("RMG"), a Wyoming corporation owned 51.1% by USE and 40.4% by Crested. At December 31, 2002, Crested was a 70.5% majority-owned subsidiary of USE (see below). Properties of RMG are held in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 281,886 gross mineral acres of coalbed methane properties.

     We also hold an interest in cash flow produced from commercial properties, most of which are located in Utah that were acquired as a part of a uranium property and mill acquisition. During the seven months ended December 31, 2002, only the commercial properties produced revenues. However, presently the Company's business priority is focused mainly on CBM; mining activities may be reactivated in the future if the commodities' prices improve and the capital markets for mining improve significantly.

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

     The Company and USE originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans; Mr. Evans died in February 2002). In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of the Company's obligations from time to time (due to the Company's lack of cash on hand), and the Company subsequently paying these debts by issuing common stock to USE, the Company became a majority-owned subsidiary of USE in fiscal 1993. In fiscal 2001, the Company issued another 6,666,666 shares of its common stock to reduce the Company's debt owed to USE by $3.0 million, which increased USE's ownership of the Company to 70%. All of the operations of the Company and USE are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone 307.856.9271.

     Most of the Company's operations are conducted through the USECC Joint Venture ("USECC") with USE, and jointly-owned subsidiaries and affiliates of the Company and USE. Assets, liabilities and operations of USECC are not consolidated on the Company's financial statements as it is accounted for by the Company under the equity method of accounting.

     Until September 11, 2000, USE, USECC and Kennecott Uranium Company ("Kennecott") owned the Green Mountain Mining Venture ("GMMV"), which held a large uranium deposit and uranium mill in Wyoming. On September 11, 2000, USE and USECC settled litigation with Kennecott involving the GMMV by selling their interest in the GMMV and its properties back to Kennecott for $3,250,000, receiving a royalty interest in the uranium properties and miscellaneous equipment. Kennecott also assumed all reclamation obligations on the GMMV properties. Other uranium properties and a uranium mill in southeast Utah are held by Plateau Resources, Ltd., a wholly-owned subsidiary of USE. The Utah uranium properties are in a care and maintenance status.

     The mineral properties held by Sutter Gold Mining Company ("SGMC"), a majority-owned subsidiary of USE and the Company (owned 3.2% by Crested), are in shut down status. The historical market price of gold has not permitted raising the capital necessary to put the properties into production. During the first quarter of 2003, gold prices increased to a level which allowed the Company to begin to market the property.

(C) NARRATIVE DESCRIPTION OF BUSINESS (INCLUDING ITEM 2 - PROPERTIES).

COALBED METHANE (AND INACTIVE MINING PROPERTIES)

     ROCKY MOUNTAIN GAS, INC. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 51.1% by USE and 40.4% by the Company as of December 31, 2002).

     As of the filing date of this Annual Report, RMG holds leases and options on approximately 281,886 gross acres of federal, state and private (fee) land in the Powder River Basin ("PRB") of Wyoming and Montana and the Green River Basin of Wyoming. As of the filing date of this Annual Report, there are 24 producing CBM wells on the acreage, all located in the Bobcat Field (1,940 gross acres in the Bobcat Field which was acquired in June 2002). RMG holds a 27.6% working (22% net revenue) interest in the Bobcat Field.

     Through December 31, 2002, 70 CBM wells have been drilled, almost all with funds provided by industry partner CCBM, Inc. ("CCBM") ( a wholly owned subsidiary of Carrizo Oil and Gas, Inc. of Houston, Texas) and former industry partner SENGAI (see below). Seven of these wells were drilled in the Bobcat

Field. Except for the wells in the Bobcat field, reserves have not been established for any of the properties on which these wells were drilled.

     Subject to production of coalbed methane gas by July 2003, an independent reserve evaluation for the Clearmont prospect will be completed in August or September, 2003. This prospect was acquired as unexplored acreage in former fiscal year 2001; drilling started there in former fiscal year 2002. The dewatering process at Clearmont is underway. See "Acquisition and Exploration Capital Expenditures" below.

     Castle Rock and Kirby are very large and will require the drilling of numerous exploratory wells and extended dewatering periods for each group or "pod" of wells (from 6 to 18 months after drilling and completion) before an assessment of reserves can be made. In areas where no other wells on adjacent properties are dewatering the coal seam, the dewatering process could take as long as 24 months.

     Among the uncertainties we face in the process of determining if our coalbed methane investments will yield value are the following: Prices for gas sold in the Powder River Basin are currently the lowest in the United States and may not improve enough, over a sustained time period, to make many properties economic; capital (in addition to RMG's one half of the remaining balance under the CCBM $5.0 million drilling commitment which was $893,300 at December 31,
2002) to continue exploration efforts may be needed but not available; and permitting issues may delay further work. An unfavorable confluence of these uncertainties, if realized, could result in a write-down of the carrying value of properties which don't produce enough gas at low prices to be economic; the write-down of the carrying value of other properties which need more wells drilled and dewatered to improve the economics of production; and/or the delay (whether from lack of capital or permitting problems) in establishing reserves for the larger prospects where many wells will have to be drilled to assess their value.

     GAS RESERVES

     The following table sets forth estimated net proved gas reserves and the present value (discounted 10%, referred to as the "PV10") of such reserves as of December 31, 2002 for RMG's producing properties. The reserve data and the present value as of that date were prepared by Ryder Scott Company, independent petroleum engineers. For further information, see Ryder Scott's reserve report included as an exhibit to this Annual Report.

     The PV10 value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-income tax basis, and is not intended to represent the current market value of the estimated gas reserves owned by RMG. Note that the PV10 discount factor has been calculated net of ad valorem and production taxes, but before income taxes. The PV10 discount factor is not the same as the standardized measure of present value calculations which are determined on an after-income tax basis.

                                Proved Reserves    Proved Reserves
                                   Developed         Undeveloped        Total
                                   ---------         -----------        -----

Coalbed methane gas (Mmcf)*             489.7              95.9          585.6
PV10 Value                          $ 793,482         $  94,947       $ 888,429

*Million cubic feet

     These estimates of proved reserves have been filed with the Securities and Exchange Commission, and have not been included in reports to other federal agencies.

     Note that there are numerous uncertainties inherent in estimating gas reserves and their estimated values, including many factors beyond the control of RMG. The reserve data in this Annual Report are only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of gas that cannot be measured exactly. Estimates of economically recoverable gas, and the future net cash flows which may be realized from the reserves, necessarily depend on a number of variable factors and assumptions, such as historical production from the area compared with production from other areas, the assumed effects of regulations by government agencies, assumptions about future gas prices and operating costs, severance and excise taxes, development costs, and work-over and remedial costs. The outcomes in fact may vary considerably from the assumptions.

     Estimates of the economically recoverable quantities of gas attributable to any particular property, the classification of reserves as to proved developed and proved undeveloped based on risk of recovery, and estimates of the future net cash flows expected from the properties, as prepared by different engineers or by the same engineers but at different times, may vary substantially, and the estimates may be revised up or down as assumptions change.

     It is likely that actual production volumes, revenues from production, and the amount of money spent on a property's reserves, will vary from the estimates. These variances could be material.

     The PV10 discount factor, which is required by the Securities and Exchange Commission for use in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor, based on interest rates in effect in the financial markets, and risks associated with the gas business.

     Generally, the volume of gas production declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we conduct successful exploration and development activities, or acquire properties with proved reserves, or both, our proved reserves will decline with production. Therefore, our future production depends on finding or acquiring more reserves.

     The business of exploring for, developing, or acquiring reserves is capital intensive. To the extent operating cash flow is reduced and external capital becomes unavailable or limited, RMG's ability to make the necessary capital investment to maintain or expand RMG's gas reserves asset base would be impaired. There is no assurance future exploration, development, and acquisition activities will result in additional proved reserves. Even if revenues increase because of higher gas prices, increased exploration and development costs could neutralize cash flows from the increased revenues.

     VOLUMES, PRICES AND GAS OPERATING EXPENSE

     This table shows RMG's 27.6% working (22% net revenue) volumes of gas produced, average sales prices received for gas sold, and average production costs associated with RMG's gas sales for the seven months ended December 31, 2002, all from the Bobcat Field.

                                              Seven Months Ended
                                               December 31, 2002
                                               -----------------

          Sales volumes (Mcf)                        64,315
          Average sales price per Mcf(1)              $1.86
          Average cost (per Mcf)(2)                   $1.91

(1) The Bobcat Field gas (the only property in production at the filing date of this Annual Report) has an energy content of .96 to .98 MMBtu per 1 Mcf. From time to time, we have sold some of the production at a set price and the balance at daily market prices. During the seven months ended December 31, 2002, RMG sold 22.6% of its share of production at contract prices and 77.4% at the market.

(2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies, workover costs, insurance and property, gathering, compression, marketing and severance taxes).

     ACQUISITION AND EXPLORATION CAPITAL EXPENDITURES

     From inception on November 1, 1999 through December 31, 2002, RMG incurred net acquisition (purchase price and holding costs) and exploration costs (drilling and completion) on CBM properties of approximately $4,904,000, which does not include approximately $1,606,700 funded by CCBM on RMG's behalf for lease hold, drilling and completion costs. Unproved CBM properties have been reduced by $2,250,000 to reflect the reduction of the full cost price as a result of the principal payment made by CCBM under its agreement with RMG.

     The following table shows certain information regarding the gross costs incurred by RMG

                           Seven Months Ended
                              December 31,                Year Ended May 31,
                                 2002                 2002                2001
                              -----------          ----------        ------------
     Acquisition costs        $  760,100           $  368,700        $    870,600
     Exploration                  97,200               87,400             283,900
                              ----------           ----------        ------------
                              $  857,300           $  446,100        $  1,154,500
                              ==========           ==========        ============

     The acquisition costs included amounts paid for properties, delay rentals, lease option payments, and general and administrative costs directly attributable to the acquisitions.

     As of the filing of this Annual Report, RMG holds leases and options to develop approximately 281,886 gross mineral acres (including 43,711 acres we have options on - see "Oyster Ridge below) under leases from the United States Bureau of Land Management, the states of Wyoming and Montana, and private landowners. Table 1 shows the total gross and net lease acres held in each prospect, and the amount of such acreage held by RMG and by companies with which RMG has agreements (CCBM, Inc. and Quaneco, L.L.C.). These agreements are summarized under "Carrizo - Purchase and Sale Agreement" and "Quaneco - Agreement." Acreage data assumes CCBM completes its obligations; CCBM will own its 50% working interest in wells drilled under CCBM's drilling fund commitment, but if CCBM does not complete its purchase obligations, CCBM would be entitled to a reduced working interest in the remaining undrilled acreage.

     The 281,886 gross acres does not include approximately 50,600 acres RMG has options to purchase. See "New Options Acreage."

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

     Table 1 reflects RMG's, Quaneco's and CCBM's acreage position as of the filing of this Report. Table 1 does not reflect the reduction in net acreage held by RMG if Anadarko Petroleum, Inc. exercises its option to back-in for a 25% working interest on 43,711 gross acres within the Oyster Ridge prospect. Also, 43,711 of the acres shown as held in Oyster Ridge assume we continue to earn acreage under the drill-to-earn-acreage provisions of the option agreement with Anadarko. See "Description of Prospects - Oyster Ridge" below.

TABLE 1

----------------------------------------------------------------------------------------
      Project
      and Date        Gross Lease     Net Lease     RMG Net     Quaneco Net     CCBM Net
      Acquired           Acres          Acres        Acres         Acres         Acres
----------------------------------------------------------------------------------------
    Castle Rock          123,840       111,567      48,811         55,784        6,973
     Jan. 2000
       Kirby              81,494        75,122      18,933         37,256       18,933
     Jan. 2000
    Bobcat June            1,940         1,940         530              0          530
        2002
    Oyster Ridge          65,247        65,247      25,729              0       25,729
     Dec. 1999
     Clearmont             6,465         3,905       1,953              0        1,953
     Jan. 2000
       Sussex                640           640         320              0          320
     Jan. 2000
       Finley                160           160          80              0           80
     Jan. 2000
    Baggs North              120           120          60              0           60
     Jan. 2000
   Gillette North             80            80          40              0           40
     Jan. 2000
       Arvada              1,900         1,700         850              0          850
     Jan. 2000
----------------------------------------------------------------------------------------
       TOTAL             281,886       260,481      97,306         93,040       55,468
----------------------------------------------------------------------------------------

     RMG owns a 25% working interest (20% net revenue interest) on 81,494 gross and 75,122 net acres in the Kirby prospect (southeast Montana) and a 50% working interest (from 30% to 50% net revenue interest) on 73,792 net acres in other prospects (all in Wyoming), and a 27.6% working (22% net revenue) interest in Bobcat. RMG owns a 43.75% working interest (35% net revenue interest) in the Castle Rock prospect on 123,840 gross and 111,567 net acres in southeast Montana. CCBM can purchase a 6.25% working interest in RMG's acreage (6,973 net acres) of the Castle Rock prospect if they meet certain payment obligations. In July 2001, RMG sold a 50% working interest in all RMG's coalbed methane leases, except at Castle Rock, to CCBM for $7,500,000, plus other considerations, and CCBM purchased a 27.6% working (22% net revenue) interest in Bobcat at the same time RMG purchased its interest in Bobcat. The acreage data above reflects these transactions.

     CCBM agreed to pay up to $5,000,000 for drilling and completing coalbed methane wells on the properties owned by RMG and CCBM. Drilling started on the Clearmont prospect in Wyoming in August 2001. This drilling program should be sufficient to drill a total of approximately 60 coalbed methane wells to completion or abandonment stage. RMG has a carried working interest in all of the wells drilled in these programs.

     As of the filing of this Report, RMG had set casing on 33 wells (80 acre spacing units) and have plugged and abandoned one of those wells at the Clearmont prospect. No reserves have been established to date on the Clearmont property. Drilling permits for 61 additional wells have been issued for Clearmont.

     A total of 70 wells have been drilled on RMG acreage through December 31, 2002: 5 in former fiscal year 2001 and 53 in former fiscal year 2002 and 12 in the seven months ended December 31, 2002. Nineteen of the wells were drilled by SENGAI in Castle Rock under the terms of a option and farmin agreement. Eleven of those 19 wells were stratigraphic wells and will be reclaimed by SENGAI; 8 of those 19 wells were completed and are owned by RMG (93.75% working interest) and CCBM (6.25% working interest), as Quaneco opted out of maintaining a working interest in the 8 wells. Other than the Castle Rock and Bobcat wells, RMG and CCBM both have a 50% working interest in all of these wells (see Table 2 below). For information on the 19 wells drilled by SENGAI in Castle Rock, see "SENGAI - Option and Farmin Agreement" below.

     As of December 31, 2002, CCBM and RMG have spent approximately $3,171,900 of the $5,000,000 drilling fund. RMG is relying on the $1,828,100 balance to pay for continued drilling and completion work on the RMG properties. Like previous wells drilled with the CCBM drilling fund, RMG will have a 50% carried working interest with no financial obligation to RMG for drilling and completion costs until after CCBM has spent $5,000,000. Work would be delayed if CCBM were not able to fund these costs. Presently, RMG does not have the capital resources to fund these costs, and would have to obtain the necessary capital from other industry partners or from sale of equity in RMG.

     Future annual financial obligations for RMG's coalbed methane properties consist of approximately $323,200 gross in rental fees to Lessors for the new calendar fiscal year 2003 ($109,600 net to RMG).

     Table 2 shows the wells drilled on RMG's prospects from June 1, 2000 through December 31, 2002. Under the agreement with CCBM, RMG has a carried working interest in all these wells (with the exception of a $156,600 payment that was made by RMG to cover 50% of a non-consent cost for 12 wells); CCBM also paid $156,600 to cover 50% of their cost in acquiring a non-consent working interest in those 12 wells. RMG had a carried working interest in the 8 Castle Rock wells which were completed (out of the 19 drilled in that prospect), as SENGAI paid all costs under their drilling program completed in December 2001. RMG owns a 93.75% working interest and CCBM owns a 6.25% working interest in the 8 Castle Rock wells.

     With the exceptions noted above, RMG has had a carried interest in all the wells on the Oyster Ridge, Clearmont and Arvada prospects. Table 2 lists the number of wells drilled, the total exploration costs and the remaining number of wells currently permitted for drilling as of December 31, 2002.


TABLE 2                                       ROCKY MOUNTAIN GAS, INC.

---------------------------------------------------------------------------------------------------------------------------
        PROSPECT         FY 2001 and 2002                 New FY 2002                   TOTAL                     Remaining
                        (6/1/00 - 5/31/02)                (5/31/02 -                                              Permits
                        Wells         $                   12/31/02 )               Wells              $
---------------------------------------------------------------------------------------------------------------------------
Castle Rock              22*     $2,783,900            0        $    4,300          22           $2,788,200           16
Kirby                    0       $   -0-               0        $    -0-             0           $   -0-               8
Oyster Ridge             7       $  614,700            0        $    3,400           7           $  618,100            0
Clearmont                28      $1,470,400            5        $  474,700          33***        $1,945,100           61
Arvada                   1       $   64,800            0        $    -0-             1           $   64,800            6
Bobcat                   **                            7        $  528,500           7           $  528,500           14
---------------------------------------------------------------------------------------------------------------------------
TOTAL                    58      $4,933,800           12        $1,010,900          70           $5,944,700          105
---------------------------------------------------------------------------------------------------------------------------

     *     19 of these wells were drilled by SENGAI
     **    18 wells had been drilled by previous owner
     ***   one well plugged and abandoned

     CARRIZO - PURCHASE AND SALE AGREEMENT. On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc., a Delaware corporation which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS "CRZO"). The agreement between CCBM and RMG is intended to finance the further exploration of the acreage prospective for coalbed methane currently owned by RMG in Montana and Wyoming, and to acquire and develop more acreage in Wyoming and the Powder River Basin of Montana.

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

     CCBM has the right to participate in other properties RMG may acquire (like the Bobcat property) under the area of mutual interest ("AMI"), see "Agreement for Purchase of the Bobcat Property" above, and "Carrizo - Purchase and Sale Agreement" in the Annual Report (Form 10-K) for the former fiscal year ended May 31, 2002.

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

     RMG is the designated operator under a Joint Operating Agreement between RMG and CCBM, which governs all operations on the properties subject to the Purchase and Sale Agreement between RMG and CCBM subject to pre-existing JOA's with other entities, and operations or properties in the area of mutual interest ("AMI"). The AMI four-year term ends June 30, 2005. It covers the entire state of Wyoming, and the Powder River Basin of Montana, but will be reduced if CCBM does not obtain at least $20 million for future property acquisitions.

     Under the Purchase and Sale agreement with CCBM, CCBM will use its best efforts to obtain financing to raise no less than $20,000,000 to be used by RMG to acquire more properties in the AMI. CCBM would have a 50% working interest in properties so acquired. If CCBM's efforts were not successful by June 30, 2002, the AMI was to be reduced to a 6-mile radius from all existing properties held jointly by RMG and CCBM. As of December 31, 2002, CCBM has not been successful in its efforts to raise the $20,000,000 land acquisition fund. RMG has agreed verbally not to invoke this provision of the contract, which CCBM has agreed to continue to pursue sources of capital to fund the $20,000,000 commitment.

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

     QUANECO - AGREEMENT. On January 3, 2000, RMG purchased a 50% working interest and 40% net revenue interest in the Castle Rock and Kirby prospects in the Powder River Basin of southeast Montana consisting of approximately 185,000 net mineral acres from Quaneco, L.L.C. (formerly Quantum Energy, L.L.C., Cleveland, Ohio and Oklahoma City, Oklahoma). The acreage includes 88,409 net acres of Bureau of Land Management ("BLM") land, 14,916 net acres of state land (Montana), and 82,775 net acres of fee land. In fiscal 2000 and 2001, RMG paid Quaneco the cash purchase price of $5,500,000 for the acreage plus a drilling commitment of $2,500,000.

     For information on the Quaneco agreement, see "Quaneco Agreement" in the Annual Report (Form 10-K) for the former fiscal year ended May 31, 2002.

     SENGAI - OPTION AND FARMIN AGREEMENT.

     For information on the Quaneco agreement, see "SENGAI Option and Farmin Agreement" in the Annual Report (Form 10-K) for the former fiscal year ended May 31, 2002.

     NEW OPTIONS ACREAGE

     In December 2002, RMG signed an option to acquire producing, proven and undeveloped CBM properties from an undisclosed party. The optioned properties are reported to be producing CBM from 184 wells producing from various coal seams ranging from 400 to 500 feet in depth. Working interest in these wells range from 27% to 100% and net revenue interest ranges from 21% to 98%. Deeper coals could be prospective for development, and operational and infrastructure improvements (and drilling more wells) could enhance current production. The properties include various gas gathering contracts, gas purchasing contracts and additional drilling permits. This option expires April 1, 2003.

     In February 2003, RMG signed a separate option with the same party to acquire additional gross acres of undeveloped acreage. There are reported to be 10 completed shut-in wells on the properties. A portion of the optioned acreage under option offsets production from adjoining properties belonging to other parties, and pipelines traverse portions of the acreage. This option expires May 1, 2003.

     As of the filing of this Annual Report, RMG is conducting due diligence review of the acreage under the options. Ryder Scott Company, independent petroleum engineers, is preparing reserve evaluations of the producing properties under option. Results of the reserve reports will determine whether, and at what price, RMG will proceed to negotiate the purchase of one or both properties. Closing is subject to RMG raising sufficient capital. CCBM will have the right to purchase one-half the interests RMG purchases in the acreage.

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

     An environmental group has filed a lawsuit against the BLM, RMG and others, challenging the validity of numerous BLM leases in the Powder River Basin of Montana. See Item 3, Legal Proceedings ("Rocky Mountain Gas Litigation").

     Leases on private (fee) land for coalbed methane and conventional gas expire at various times from 2003 to 2011, unless production is established, in which event the lease is held so long as there is production. The landowner is paid a royalty from production of 12.5% to 20.0% , depending on the lease terms.

TABLE 3
                                             ROCKY MOUNTAIN GAS, INC.


------------------------------------------------------------------------------------------------------------------------
                       Gross Leased      Net Leased       Net Leased      Net Leased       Net Leased       Net Leased
Prospect               Acres             Acres            from BLM        from State of    from State of    from Private
                                                                          Wyoming          Montana          Owners
------------------------------------------------------------------------------------------------------------------------
Castle Rock               123,840         111,567          55,104             0             10,860           45,603
Kirby                     81,494           75,122          33,305             0              4,056           37,761
Oyster Ridge*             21,536           21,536          17,107           1,229              0             3,200
Clearmont                  6,465           3,905              0              640               0             3,265
Sussex                      640             640               0              640               0               0
Finley                      160             160               0              160               0               0
Baggs North                 120             120               0              120               0               0
Gillette North              80               80               0               80               0               0
Arvada                     1,900           1,700            1,200             0                0              500
------------------------------------------------------------------------------------------------------------------------
Bobcat                     1,940           1,940              0               0                0             1,940
------------------------------------------------------------------------------------------------------------------------
Total                     238,175         216,770          106,716          2,869           14,916           92,269
------------------------------------------------------------------------------------------------------------------------

     *Does not include 43,711 acres under option from Anadarko Petroleum. See "Description of Properties - Oyster Ridge."

     BOBCAT FIELD. On April 12, 2002, RMG signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming. The contract closed on June 4, 2002. RMG paid the seller $500,000 cash and another $150,000 by USE issuing 37,500 shares of its restricted common stock to the seller; CCBM paid $500,000 cash to the seller and Carrizo Oil & Gas, Inc. issued its restricted shares of common stock valued at $150,000. The properties are located approximately 25 miles north of Gillette, Wyoming, in Campbell County.

     As of the filing of this Annual Report, 24 CBM wells have been drilled (22 completed in the Cook coal at 650 feet, 2 completed in the Canyon coal at 450 feet), and are producing. Produced and sold gas (net of gas used as fuel for the compressors) averaged approximately 1,829 Mcf or 1,796 MMBtu per day in January 2003 (422 Mcf or 414 MMBtu per day net to RMG). All gas sales during January 2003 were sold at market prices, which averaged $3.03 per MMBtu.

     In February 2003, RMG received a guaranteed contract price of $3.07 per MMBtu for its share of the first 1,000 MMBtu of gas sold each day, with the balance at market prices (an average of $4.25/MMBtu). 500 MMBtu per day will be sold at a guaranteed contract price of $3.52 per MMBtu from March 1, 2003 to October 31, 2003. Reserves have been established for the Bobcat Field, see "Gas Reserves" above.

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

     KIRBY: The Kirby project consists of 81,494 gross and 75,122 net acres located in the northwestern portion of the Powder River Basin in Montana located in Big Horn and Rosebud Counties, Montana, north of Sheridan, Wyoming. Coals are in the lower portion of the tertiary Fort Union formation and are similar to productive coals in the Wyoming portion of the Powder River Basin to the south. Redstone (recently acquired by Montana Dakota Utilities) has established significant coalbed methane production 12 miles south of Kirby at the CX field. At least two other operators are currently planning to drill and develop nearby acreage. CMS's Bighorn Gas Gathering recently extended a new 20" pipeline to within 10 miles of the Kirby project.

     In the seven months ended December 31, 2002, a 3 well exploration program was started; 2 wells have been drilled and were completed in January 2003 at the southern end of the acreage, with encouraging initial gas shows and an individual coal thickness of over 50 feet. Complete results from the exploration program will dictate the extent of follow-up pilot programs tenatively scheduled for later in 2003.

     OYSTER RIDGE: The Oyster Ridge project consists of 65,247 gross and net acres located in southwestern Wyoming in the Ham's Fork Coal Field adjacent to the Green River Basin. RMG and CCBM have a 100% working interest (50% each) in 21,536 acres within Oyster Ridge.

     Anadarko Petroleum, Inc. is successor to Union Pacific Land Resources Corporation, which sold the acreage subject to UPLRC's back-in option to third parties, from whom RMG acquired the acreage in December 1999.

     The agreement with Anadarko is a drill-to-earn-acreage agreement: we must drill at least four wells each year, each on a new section (640 acres), to earn a lease on each drilled section , and also to keep in force previously earned leases in the 43,711 acres areas. Wells drilled by the seller, and by RMG (with
CCBM), have earned 3,200 acres, which are included in the 21,536 acres leased presently. Under the terms of the agreement, we must drill 4 additional wells by March 31, 2003 to keep the agreement in force. As a result of a 60 day extension of time granted by Anadarko, RMG expects to meet this drilling commitment.

     Within this prospect, 43,711 gross acres are subject to an option held by Anadarko Petroleum, Inc. to participate as a 25% working interest owner on all wells drilled each year. Anadarko has not yet elected to participate, and has no working interest in the seven wells drilled to date on this prospect. If Anadarko elects to participate in the future, working interest ownership in affected wells would be 37.5% RMG, 37.5% CCBM, and 25% Anadarko.

     The area is prospective for coalbed methane production from two primary Cretaceous age coals, the Frontier and the Adaville. The Kern River pipeline, which services southern California, crosses the property. Exploratory drilling and completion operations on previously drilled wells resumed at Oyster Ridge in June, 2001. Through December 31, 2002, $618,100 has been spent on drilling and completion at Oyster Ridge.

     CLEARMONT: The Clearmont project consists of approximately 6,465 gross and 3,905 net acres located in the western Powder River Basin of Wyoming. RMG (and now CCBM jointly) owns working interests ranging from 25% to 100%. The area is characterized by several shallow Fort Union coalbeds (most notable the Roland and Anderson coals) as well as several deeper coals that hold significant exploration potential. Substantial coalbed methane production and development is ongoing in the immediate area including Federated's Box Elder Creek project 12 miles to the west and the Penneco/CMS Wild Horse Creek project 15 miles to the east. The Clearmont project is located at the convergence of the WBI Bitter Creek and the Bighorn Sheridan Lateral pipelines. An exploration drilling program began at Clearmont in August 2001 and could be in production in fourth quarter 2003 depending on drilling results and gas prices. Through December 31, 2002, $1,945,100 has been spent on drilling and completion at Clearmont.

     Nineteen of the existing 32 wells at Clearmont have been on full-scale dewatering since June 2002. These 19 wells are hooked up to a gas gathering system but as of December 31, 2002, no gas production had occurred. During 2003, RMG expects to begin selling gas produced from the Clearmont wells to CMS Field Services, Inc. pursuant to a gas purchase contract. However, production could be delayed if dewatering hasn't progressed sufficiently to allow production of commercial amounts of gas. In the third calendar quarter 2002, RMG completed construction of a field gathering system (for delivery and initial compression of the gas) to Bighorn Gas Gathering, LLC. Bighorn has signed a gas gathering agreement with RMG to deliver gas collected from RMG's system to CMS.

     SUSSEX: RMG and CCBM hold 640 gross and net acres in this project area located in Johnson County, Wyoming. This State lease lies 3 miles south of Sussex, Wyoming. RMG has a 50% working interest. To date, RMG has not conducted any significant exploration on the property.

     FINLEY: RMG and CCBM hold 160 gross and net acres in this project area located in Converse County, Wyoming. This prospect is a State lease 12 miles east of Edgerton, Wyoming. Review for a two well test is underway. To date, RMG has not conducted any significant exploration on the property.

     BAGGS NORTH: This prospect contains 120 gross and net acres located in Carbon County, Wyoming. This State lease is located 7 miles north of Baggs, Wyoming. RMG holds a 50% working interest in this prospect. To date, RMG has not conducted any significant exploration on the property.

     GILLETTE NORTH: RMG holds a 50% working interest in 80 gross and net acres in this project area located in Campbell County, Wyoming. This State lease lies at the north end of the City of Gillette. Existing coalbed methane wells lay in the section immediately north. Permitting of two wells has begun on RMG's property. RMG intends to conduct test drilling and production techniques in this area which lies in the heart of the current coalbed methane play in the Gillette area. To date, RMG has not conducted any significant exploration on the property.

     ARVADA: This prospect contains 1,900 gross acres, 1,700 net acres, located in Sheridan County, Wyoming adjacent to the Clearmont prospect. RMG holds a 50% working interest, and a 31% to 40.75% net revenue interest. To date, RMG and CCBM have spent $64,800 on the drilling of one 1,471' deep test well and are analyzing the drilling results. Subject to good results from further exploratory drilling, RMG anticipates constructing a field gathering system on the Arvada property in mid-calendar 2003 and begin production sales in the third calendar quarter 2003. Gas gathering and production sales are covered by agreements with Bighorn Gas Gathering, LLC and CMS Field Services, Inc.

GENERAL INFORMATION ABOUT COALBED METHANE.

     Methane is the primary commercial component of natural gas produced from conventional gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from conventional wells generally contains other hydrocarbons in varying amounts which require the natural gas to be processed. Methane gas produced from coalbeds generally contains only methane and is pipeline-quality gas after simple water dehydration.

     Coalbed methane ("CBM")production is similar to conventional natural gas production in terms of the physical producing facilities. However, the subsurface mechanisms that allow gas movement to the wellbore are very different. Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. Coalbed methane gas is trapped (adsorbed) in the coal itself and in the water contained in the pore space, until released by pressure changes when the water in the coal is removed. In contrast to conventional gas wells, new coalbed methane wells initially produce water for several months. As the formation water pressure decreases, methane gas is released from the structure.

     Methane production is a direct result of reducing the hydrostatic (water) pressure in the coal formation. Three principal stages are involved:

     o Drill wells (typically eight or more in a 'pod') down to the same coal formation, in contiguous 80 acre spacing per well; test the water in the formation and test coal samples taken from the formation. Water testing determines if the geochemical environment of the coal seam is conducive to the formation of CBM.

     o Install gathering lines to hook up and put wells on pump to 'dewater' the coal formation. Hydrostatic pressure must be reduced to about 50% of initial pressure before enough data is obtained (water flow rates, CBM gas flows) to determine how much CBM the wells may produce. This dewatering stage may take 6 to 18 months, and in some instances 24 months (where there is no dewatering of the coal seam occurring from wells drilled by others on adjacent properties).

     o Installing (or have a transmission company install) a compressor and transport line to carry produced gas to a gas transmission line for sale to end users. Gas production starts gradually then continues to grow in volume as hydrostatic pressure is reduced; optimal production won't occur until hydrostatic pressure is reduced approximately 90% from initial levels.

COALBED METHANE WELL PERMITTING

     Operators drilling for coal bed methane are subject to many rules and regulations and must obtain drilling, water discharge and other permits from various governmental agencies depending on the type of mineral ownership and location of the property. Intermittent delays in the permitting process can reasonably be expected throughout the development of all RMG projects. For example, there is currently a temporary moratorium for drilling coalbed methane wells on fee and state lands in Montana (although, RMG negotiated the right to receive 116 drilling permits to drill in Montana during the moratorium). RMG may shift its exploration and development strategy as needed to accommodate the permitting process. As with all governmental permit processes, there is no assurance that permits will be issued in a timely fashion or in a form consistent with the plan of operations.

     Drilling and production operations on RMG's Powder River Basin leases in Wyoming and Montana are subject to environmental rules, requirements and permits issued by various federal authorities for drilling and operating on all land, regardless of ownership, and state and local regulatory agencies for land owned by the state or in fee by private interests. The primary U.S. federal agency with related responsibilities is the Bureau of Land Management of the U.S. Department of the Interior ("BLM") which has imposed environmental limitations and conditions on coalbed methane drilling, production and related construction activities on federal leases in the PRB. These conditions and requirements are imposed through Records of Decision ("ROD") issued pursuant to Environmental Impact Statements ("EIS"). The BLM may also impose site-specific conditions on development activities, such as drilling and the construction of rights-of-way, before it approves required applications for permits to drill and plans of development. The BLM is currently developing an updated Supplemental EIS ("SEIS") for 51,000 CBM wells in the Powder River Basin of Wyoming. Additionally, the BLM is conducting a SEIS for 39,000 CBM wells in Montana. Both of these PRB SEISs are expected to be completed, with RODs issued, by mid 2003. While the BLM SEIS has been underway, there has been a moratorium on the issuing of new drilling permits on federal leases in both Wyoming and Montana; however, RMG currently holds previously issued BLM permits and Montana state permits to drill 16 wells on the Castle Rock project and 8 wells on the Kirby project and can therefore drill these wells prior to completion of the SEISs and issuance of additional permits.

     The state-based environmental agencies primarily concern themselves with the issuance of permits related to drilling, land, air quality and water discharge. The primary state-based agencies for which coalbed methane operators are subject to include:

      o  Wyoming Department of Environmental Quality ("WDEQ")
      o  Wyoming Oil and Gas Conservatin Commission ("WOGCC")
      o  Montana Department of Environmental Quality ("MDEQ")
      o  Montana Board of Oil and Gas Conservation ("MBOGC")

     While the BLM is primarily responsible for issuing broadly based EISs for each state, its jurisdiction over related matters and the actual issuance of drilling permits is primarily reserved for federal leases. Permits for drilling on state or fee owned land are issued by the WOGCC and MBOGC following their review of the BLM EIS and the formulation of their own local EIS's.

     The WOGCC has historically undertaken environmental studies and its history in issuing drilling permits for the Powder River Basin is as follows:

     o  90 wells approved on three small pilot projects from 1992 to 1995.
     o  250 wells approved in areas north of Gillette in 1996.
     o  640 wells approved in areas south of Gillette in 1997.

     o  5,890 wells approved in 1999, (in conjunction with the 1998
        Wyoming EIS) in the Wyodak area. (The Wyodak area of the Powder River Basin runs south of Gillette and was the initial development area of the Basin).
     o 2,500 wells approved in early 2001 in the Wyodak area, primarily on federal lands.

     To date, a total of 28,000 CBM drilling permits have been issued statewide, (including permits for other coalbed methane basins) on federal, state and fee leases, although 6,700 were unused and are now expired.

     In conjunction with the BLM EIS, WOGCC has also been formulating its own updated SEIS since June 2000 related to future permits for 51,000 CBM wells in the PRB of Wyoming covering 8,000,000 acres in Campbell, Sheridan, Johnson and Converse counties. The related minerals are on land which is 54% federal, 37% fee and 9% state. Surface rights are on land which is 14% federal, 77% fee and 9% state. The related ROD is expected by mid 2003, and in conjunction with the BLM SEIS ROD expected at the same time, this should lead to a large number of new drilling permits being issued in 2003. The WOGCC has estimated that approximately 5,000 new CBM wells will be drilled annually for at least the next five years.

     In contrast to Wyoming, Montana authorities have been very slow in undertaking CBM environmental studies and granting permits to drill wells. In fact, to date, only the Redstone (Fidelity) project just south of RMG's Kirby project is producing CBM gas in Montana. With the exception of a relatively small number of drilling permits available from earlier issuance (including those held by RMG which have allowed some recent drilling on the Kirby and Castle Rock projects), a drilling moratorium has been in effect during the last two years. In recent months, however, the MBOGC has drafted a SEIS, as an amendment to the Powder River and Billings Resources Management Plans, for coalbed methane gas development in Montana. This new SEIS, in conjunction with the similar EIS carried out by the BLM, is expected to address a comprehensive statewide CBM development program to allow permitting for 39,000 wells. A draft of the SEIS has been completed and a ROD is expected by early 2003. Additionally, despite the current moratorium on CBM drilling permits in Montana, RMG received one of only two Environmental Assessments and a Finding of No Significant Impact ("FONSI")which will allow it to drill 56 wells on federal leases held in Montana. These wells would evaluate potential CBM production as well as conventional gas. The ROD in Montana is expected by mid 2003 and drilling permits should then be issued on federal, state and fee leases.

     The DEQs are primarily responsible for issuing air quality and water discharge permits, among other things. Water disposal has been and is expected to continue to be a significant issue, particularly with respect to coalbed methane gas production, which typically entails substantial water production at least during the dewatering phase of completion of a new well. The primary issue of concern is the salinity content in the produced water, which is measured by the sodium absorption ratio ("SAR"), which, depending upon a location, can range from slightly less than that in surface water to a substantially greater amount. Due to the discrepancies of the SAR content found in water from coalbed methane wells, the disposal of this water is tightly regulated. If the SAR content is low, the water can be used for irrigation, livestock drinking water or even as a water supply for cities. If the SAR content is higher, the water quality does not merit use for drinking water or irrigation and, under these measures, the DEQ has outlined various other methods of water disposal. Man-made ponds may also be built right beside the wells, enabling the wells to drain their water into the ponds (called surface discharge). Additionally, there might be drainages which the produced water can flow into. Finally, the water might be reinjected through wells into the ground below levels from which the water was produced. Thus far, the vast majority of associated water produced has been discharged on the surface, primarily captured in reservoirs and ponds and allowed to evaporate.

     Overall, RMG has not experienced any difficulty in obtaining air quality and water discharge permits from the WDEQ and has yet to apply for such permits in Montana. It has two WDEQ National Point Discharge Elimination System ("NPDES") Program permits to dispose of all anticipated water production into reservoirs at the Bobcat and Clearmont projects. The State of Wyoming recently streamlined the process and time required to obtain these permits and RMG anticipates that it will be able to obtain the necessary permits for its other properties in Wyoming and Montana.

     The following summarizes permits now in place.

Table 4

--------------------------------------------------------------------------------
                                         Expiration
Prospect           Remaining Permits     or Renewal Date
--------------------------------------------------------------------------------
Castle Rock                16            05/13/03 and 07/03/03
--------------------------------------------------------------------------------
Kirby                       8            07/03/03 and 07/15/03
--------------------------------------------------------------------------------
                                         07/15/03; 08/01/03; 08/02/03; 08/09/03;
Clearmont                  61            09/11/03; 10/28/03; 11/20/03;
                                         12/19/03; 12/20/03 and 02/17/04
--------------------------------------------------------------------------------
Arvada                      6            10/28/03 and 12/05/03
--------------------------------------------------------------------------------
Bobcat                     14            09/11/03; 09/18/03 and 12/19/03
--------------------------------------------------------------------------------
   Total                  105
--------------------------------------------------------------------------------

     Drilling permits issued by the State of Wyoming allow one year for drilling completion; permits issued by the State of Montana allow six months. Expired permits for undrilled locations are usually renewed by the agencies without difficulty.

     Once drilled, all wells in Wyoming are subject to a National Pollution Discharge Elimination System ("NPDES") permit relating to water testing and discharge. All wells in the Castle Rock and Kirby prospects remain subject to the Montana Board of Oil and Gas Commission approval. Upon completion of drilling, wells are subject to monthly reporting regarding status and production to the respective state agencies in which they are located.

GATHERING AND TRANSMISSION OF CBM GAS

     Due to the low pressure characteristics of the coalbeds, the production of coalbed methane is dependent on the installation of multi-stage compression facilities. Gas gathering will be similar among RMG's fields. Components include the wellhead and two pipelines. One pipeline transports gas to a low level compression station, then on to a high level compression station and finally to the transmission pipeline. The water is commonly collected through another pipeline from each of the wells and pumped into a surface reservoir.

     Companies involved in coalbed methane production generally outsource gas gathering, compression and transmission. RMG and industry partners have and will likely continue to outsource their compression and gathering to third parties at fixed charges per Mcf transported.

GAS MARKETS

     Current production from the PRB, having grown from virtually nothing in the early 1990s, is now approximately 900 Mmcfd. Since this area is sparsely populated, most of this gas must be exported from the Montana and Wyoming to distant markets. The existing Wyoming pipeline infrastructure is already substantial and continues to expand with gathering systems and intrastate lines, yet is ultimately dependent on large interstate pipelines. With the exception of a portion of the gathering systems, this pipeline system is typically owned and operated by independent mid-stream energy companies, rather than oil and gas operators. The pipelines generally will not be financed and constructed until appropriate amounts of gas have been proven and committed for transport on the new lines. While the total current take away capacity from the PRB is approximately 1.25 Bcfd, excess capacity over current production rates does not exist in all locations and not all producers have a ready market for the sale of their gas at all times. Some major producers in the region reserve portions of pipeline capacity beyond their current requirements, resulting in less than stated maximum capacity being available for other producers. In addition, total stated capacity is unavailable at times, as was the case during this past summer when two major pipelines were curtailed or shut down for maintenance or construction activities.

     Based on the existing pipeline systems and the gas sales markets in its area of operations in Wyoming, RMG expects that, at least for the next few years, the markets in which it sells its gas, and the spot prices to which it will be subject, will be dependent upon three major sales points:

     o The Colorado Interstate Gas ("CIG") station near Cheyenne in. southeastern Wyoming, which primarily feeds regional markets or markets in the Midwest.

     o The Ventura market ("Ventura") located in Ventura, Iowa, which prices gas on the Northern Border pipeline where it interconnects with Northern Natural Gas and feeds markets in the Northern Plains and Midwest.

     o The Opal market ("Opal") in southwestern Wyoming, which delivers to the Kern River pipeline for delivery to Salt Lake City, Nevada, Arizona and California.

PIPELINES THAT SERVE THE CIG MARKET

     Following early PRB development, two large diameter intrastate pipelines, the Fort Union and the Thunder Creek, were constructed in the Basin in 1999, and gathering system infrastructure has continued to grow significantly since that time. These two major intrastate pipelines currently provide almost 1.1 Bcfd capacity, flowing south out of the Basin to the CIG Hub in Southeast Wyoming. Descriptions are as follows:

     o Fort Union. The Fort Union Gas Gathering pipeline consists of a 106 mile, 24 inch, 434 Mmcfd capacity line completed in August 1999 and a 20" pipeline with a capacity of 200 Mmcfd completed in September 2001. It is believed that capacity could be increased by another 200 Mmcfd by adding additional compression to this line.

     o Thunder Creek. Thunder Creek Gas Services pipeline is a 126-mile, 24 inch pipeline which commenced operations on September 1, 1999 with a capacity of 450 Mmcfd.

     The RMG Bobcat project currently delivers its gas to the Thunder Creek pipeline where it is carried south and delivered to the CIG market. As an alternative, the Bobcat gas could be sold in the Ventura market through an interconnection of the Thunder Creek pipeline to other lines flowing north out of the Basin.

         The Clearmont and Arvada projects will utilize the Big Horn pipeline, a 110 mile gathering line originating on the Montana/Wyoming border north of Sheridan, flowing generally east and bisecting the Clearmont and Arvada projects before connecting with the Fort Union pipeline. The Big Horn was completed in December 2000 with an initial capacity of 250 Mmcfd and is readily up-gradable through additional compression to 500 Mmcfd. While the Big Horn can currently deliver gas only to the south into the CIG market, anticipated future pipeline construction will enable this gas to be delivered to the Ventura market at a later date.

     When the Kirby project is prepared to commence gas sales in the future, it is expected that this property will be hooked up with an approximate 10 mile extension of the Big Horn pipeline. However, Kirby is still largely unexplored, so any production from this acreage is several years into the future.

PIPELINES THAT SERVE THE VENTURA MARKET

     There is currently only a single significant pipeline capable of transporting gas out of the Basin to the north, the Bitter Creek pipeline, which connects with the Northern Border interstate pipeline. However, two additional lines that are well along in their planning stages, would also deliver gas to the Northern Border pipeline. Descriptions are as follows:

     o Bitter Creek. The Bitter Creek pipeline is owned by Williston Basin Interstate Pipeline Company ("WBI"), a subsidiary of MDU Resources Group, Inc. It was completed in 2001 with initial capacity of 150 Mmcfd.

     o Grasslands. In response to the need for expandable access to the Ventura market, the Grasslands pipeline, also owned by WBI, is expected to be completed and in service by November 2003. It is anticipated to be a 245 mile, 16 inch line with an initial capacity of 80 Mmcfd and expandable to 200 Mmcfd. It will also provide an additional benefit to producers because it crosses a large gas storage facility in Montana with 160 Bcf of capacity.

     o Bison. Northern Border Partners, L.P. is currently holding an open season to solicit interest in firm transportation on the proposed Bison 20 inch interstate pipeline project which would connect PRB gas supplies to a proposed interconnection to its own Northern Border pipeline. Currently the project is anticipated to be in service in November 2004 with a capacity of 240 Mmcfd. The pipeline is proposed to start near Gillette, Wyoming and extend north into Montana. Interconnections for receipt of gas are proposed with Big Horn, Fort Union, Thunder Creek and other lines through the eastern corridor of the Castle Rock project.

     The RMG Castle Rock project is currently anticipated to be able to deliver its gas into the existing Bitter Creek or the proposed Bison or Grasslands pipelines. The proposed route for Bison would pass through the eastern portion of the Castle Rock project. However, like Kirby, Castle Rock is largely unexplored, and any production from this acreage is several years into the future.

THE OPAL MARKET

     The Opal market, in southwestern Wyoming, is a major pipeline connection point, with several intrastate and interstate lines connecting to the major interstate line, Kern River, which transports gas to the southwest and is described as follows:

     o Kern River. The Opal market is served by the Kern River pipeline which has a capacity of 824 Mmcfd, and delivers to markets in Utah, Nevada, Arizona and California. Kern River Gas Transmission has started construction of a $1.2 billion expansion project to more than double the capacity of its 926 mile interstate pipeline. When completed in May 2003, this line will have capacity of 1.73 Bcfd. This major project should help promote ongoing development of gas reserves in the entire central Rocky Mountain region.

     The Oyster Ridge project is bisected by the Kern River pipeline, only a few miles southwest of the Opal market, and therefore can be expected to deliver its gas directly into the Kern River pipeline. Oyster Ridge is in the early exploration stage.

GAS PRICES

     Historically, spot gas prices received by producers at the Ventura, CIG and Opal markets have generally been at discounts to the NYMEX front month contract and Henry Hub spot cash prices, although with lesser discounts during the winter months. As an example, examining the spot prices on the first of each month since the beginning of 1997 shows that Ventura prices have averaged a $0.15 per Mcf discount during the second and third quarters of the year, while averaging a premium of a few cents during the first and fourth quarters. Prices at CIG almost always trade at a further discount to the Ventura prices, and again with an even higher discount during the second and third quarters, because CIG is partially based on local demand which drops approximately 50% outside the heating season, whereas Ventura serves larger national markets and is highly correlated to Chicago market prices. An examination of similar spot price points shows that CIG gas traded at an average discount to Ventura of $0.33 from 1997 through 2000.

     The negative spread of CIG prices to Ventura increased to $0.79 in 2001 and steadily increased during 2002 to average $1.65 during the third quarter of 2002 (and at times reaching $2.00 during the summer of 2002). Opal has generally traded in price ranges close to those at CIG. This larger than normal negative spread has resulted from a combination of (i) rapidly growing CBM and conventional gas production volumes in this region, (ii) the curtailment of both of the primary lines taking gas south out of the PRB due to maintenance and/or construction (Fort Union and Thunder Creek), (iii) weak western U.S. demand during most of 2002, (iv) large amounts of current pipeline capacity controlled by the larger producers, and (v) restraint in new pipeline construction from both regulatory delays and hesitancy to construct new lines by the pipeline companies. RMG management believes that this situation is temporary and that new pipelines currently under construction should bring the price differentials back to normal historic levels in 2003 and 2004. Furthermore, commencing with cooler weather in late October 2002, realized prices in the CIG market have returned to differentials more in line with the historical norm. However, there is no guarantee that the increased capacity will eliminate the negative price differential or even significantly reduce it.

INACTIVE MINING PROPERTIES - URANIUM

     GENERAL. The Company and USE have interests in several uranium-bearing properties in Wyoming and Utah and in a uranium processing mill in southeastern Utah (the "Shootaring Mill" in Garfield County). All the uranium-bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, we could sell or develop and operate these properties (directly or through a subsidiary company or a joint venture) with companies having the necessary capital to mine and mill the uranium bearing material to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. Currently there is no uranium mill available in Wyoming and it would take a substantial increase in the market price of uranium concentrate over a period of time before a company with the financial wherewithal would build a mill and place the deposits in production. Therefore, until uranium oxide prices improve significantly, the uranium properties will remain shut down.

     At the dates of the consolidated balance sheets in this report, there are no values carried on the balance sheets for uranium properties.

     SHEEP MOUNTAIN - WYOMING

     Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming. From December 21, 1988 to June 1, 1998, these properties were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, the Company and USE received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The judgment against Nukem impressing the CIS uranium supply contracts in constructive trust with SMP remains unresolved. See "Legal Proceedings." The Sheep Mountain Mines 1 and 2 were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

     We have recorded reclamation liabilities for the SMP properties (see note J to the financial statements in this report). All historical costs in the SMP properties were offset against a monetary award which was received from Nukem during fiscal 1999.

     THE PROPERTY INTERESTS OF THE COMPANY IN UTAH THROUGH PLATEAU RESOURCES LIMITED ("PLATEAU") ARE:

     Plateau Resources Limited is a wholly-owned subsidiary of USE. See "Plateau Shootaring Canyon Mill" below. The Company is contractually obligated to fund 50% of the cash requirements of Plateau and shall also share in 50% of any cash receipts of Plateau.

     The Tony M property contains underground uranium deposits in San Juan County, Utah.

     Plateau is the lessee of the Tony M property and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M property was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M property was in production (while Plateau was owned by CPC), it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill. In addition, low grade uranium mineralization was stockpiled at the Tony M property and at the Shootaring Mill.

     Plateau also acquired the Velvet property and the nearby Woods Complex in the Lisbon Valley area in southeastern Utah. The Velvet Mine was developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The prior owner drove several miles of access tunnels (adits) and drifts (access tunnels) and mined material from the workings. However, we cannot ascertain the amount or grade of material previously mined, nor have we ascertained by our own drilling the location and grade of remaining mineralized material in the mine. The Woods Complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Woods Mine. The Woods Mine property is not permitted, but we do not expect difficulty in obtaining a new permit, should we seek one, because the surface facilities would occupy the site that has been disturbed from previous operations.

     PLATEAU'S SHOOTARING CANYON MILL AND PROPERTIES

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

     For information on the Shootaring mill facility and related real estate property at Ticaboo, please see "Plateau's Shootaring Canyon Mill and Properties" in the annual report (Form 10-K) for the former fiscal year ended May 31, 2002.

     THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT

     For information on the GMMV agreement, see "Green Mountain Mining Venture" in the annual report (Form 10-K) for the former fiscal year ended May 31, 2002.

     SHEEP MOUNTAIN PARTNERS ("SMP")

     SMP PARTNERSHIP. In February 1988, the Company and USE acquired uranium mines, mining equipment and mineralized properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. These Crooks Gap mining properties are adjacent to the Green Mountain uranium properties. USECC mined and milled uranium ore from one of the underground Sheep Mines during fiscal 1988 and 1989. In December 1988, USECC sold 50 percent of the interests in the Crooks Gap properties to Nukem's subsidiary Cycle Resource Investment Corporation ("CRIC") for cash. The parties thereafter contributed the properties to and formed Sheep Mountain Partners ("SMP"), in which USECC received an undivided 50 percent interest. SMP is a Colorado general partnership formed on December 21, 1988, between USECC and Nukem, Inc. then of Stamford, CT ("Nukem") through its wholly-owned subsidiary CRIC.

     SMP was directed by a management committee, with three members appointed by USECC and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation. During fiscal 1991, disputes arose between the SMP partners which resulted in litigation. See Item 3, Legal Proceedings.

     PROPERTIES. The Company, USE and/or USECC own 98 unpatented lode mining claims and a 644 acre Wyoming State Mineral Lease in the Crooks Gap area.

     An ion exchange plant located on the properties (to remove natural soluble uranium from mine water) was reclaimed and the plant disposed of at the Sweetwater Mill impoundment facility in fiscal 2002.

     Permits to operate existing mines (now shut down) on the Crooks Gap properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, a NPDES water discharge permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. During the past two years, USECC did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the USECC McIntosh Pit.

INACTIVE MINING PROPERTIES - GOLD

     SUTTER GOLD MINING COMPANY. In fiscal 1991, the Company and USE acquired an interest in Sutter properties located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name we use for the properties) is owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"), and a majority-owned subsidiary of USE.

     This property has never been in production. Persistent low prices for gold have made financing difficult, and in fiscal 1999 resulted in a substantial write down of the SGMC properties.

     Due to the depressed gold prices in the past, litigation that has been resolved and lack of available funding, SGMC has deferred the start of construction of a gold mill complex and extension of existing underground workings. A tourist visitors center has been set up (see below) and leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. There is one caretaker employee at the Sutter operation. The exploration permits are being kept current as necessary to allow for possible mining activities on the properties in the future. With the increase in the gold spot market price, SGMC is currently marketing its properties.

     In 1998 and 1999, the Company took impairments (write-downs) in the amounts of $1,500,000 and $10,718,800, respectively, of the carrying value of the gold properties. These two impairments wrote off almost 85% of our investment in these properties. As a result of low market prices for gold, the Company and USE determined that SGMC could not produce gold from properties at a profit. The impairments taken in 1998 and 1999 resulted in no value for mine exploration, and the remaining assets relating to this property include raw land which is no longer needed for mining activity, and buildings and equipment. A significant portion of the raw land has been sold.

     We have not obtained a final feasibility study to support a determination that the Sutter property contains proven or probable reserves of gold.

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

     Surface and mineral rights holding costs will be approximately $113,000 from January 1, 2003 through December 31, 2003. Property taxes for fiscal 2003 are estimated to be $20,000.

     The leases are for varying terms, and require rental fees, advance production royalties, real property taxes and insurance.

     PERMITS. The Amador County Board of Supervisors has issued a Conditional Use Permit ("CUP") allowing mining of the SGM and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation.

     VISITORS CENTER. In fiscal 2000, SGMC spent approximately $298,000 for surface infrastructure related to improving access to the mine site, and to a lesser extent tourist related improvements. The visitors center is being operated by a third party. The visitors center is an exhibit of the pictures and memorabilia from mining operations on other properties in the Sutter district in the nineteenth century, and a guided tour of the underground workings at the Lincoln Project. Revenues from this tourist operation were $49,200 for the seven months ended December 31, 2002 and $41,200 and $105,400 in former fiscal years 2002 and 2001,respectively, and are included in "motel, real estate and airport operations" in the consolidated statements of operations included in this report. These revenues offset a majority of costs for holding the Sutter properties.

MOLYBDENUM

     As a holder of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, the Company and USE are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent. AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993 and was acquired later by Phelps Dodge) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties of the Company and USE.

     Advance royalties are paid in equal quarterly installments until: (i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to the Company and USE. The advance royalty payments reduce the operating royalties (6% of gross production proceeds) which would otherwise be due out of production. There is no obligation to repay the advance royalties if the property is not placed in production. The Company recognized $60,300 and $66,000 of revenues in fiscal 2001 and 2000 related to this royalty interest. Phelps Dodge ceased making the quarterly installments in July 2001.

     The Agreement with AMAX also provides that the Company and USE receive $2,000,000 if the Mt. Emmons properties are put into production and, in the event AMAX sells its subsidiary, Mt. Emmons Mining Company, or its interest in the molybdenum properties, the Company and USE are to receive 15% of the first $25,000,000 received by AMAX.

     AMAX Inc. and its successor companies have sought to put the Mt. Emmons molybdenum property into production for 20 years. Due to local opposition to mining (the property is close to the Crested Butte, Colorado recreational resort area) and AMAX's successors' failure to diligently pursue obtaining the permits needed to start mining, we know of no plans at this time to put the property into production.

     The Company and USE are in litigation with Phelps Dodge concerning the Agreement and the properties, see "Item 3 - Legal Proceedings."

OIL AND GAS

     FORT PECK LUSTRE FIELD (MONTANA). We operate a small oil production facility (three wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana. We receive a fee based on oil produced. This fee and other assets of the Company collateralize a $750,000 line of credit from a bank.

MOTEL, REAL ESTATE AND AIRPORT OPERATIONS

     WYOMING. We own varying interests, with USE, in affiliated companies engaged in real estate, and other commercial businesses. Activities of these and other subsidiaries include ownership and management of a commercial office building, townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.

     The Company and USE own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to nonaffiliates and government agencies; the second floor is occupied by the Company and USE. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties.

     The Company and USE also own a fixed base aircraft facility at the Riverton Regional Airport, including a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This facility is on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. The operation for services to the public was shut down late in fiscal 2002.

     The Company and USE own three mountain sites covering 16 acres in Fremont County, Wyoming. In Riverton, Wyoming, the Company owns four city lots and improvements including two smaller office buildings.

     COLORADO. USECC owns 182 acres of undeveloped land in and near Gunnison, Colorado.

     UTAH. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see "Minerals - Uranium-Shootaring Canyon Mill - Ticaboo Townsite" above). In fiscal 1995, USE acquired the minority interest in the joint venture from a nonaffiliate.

     The motel and real estate operations are not dependent upon a single customer, or a few customers, the loss of which would have a materially adverse effect on the Company.

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

     As of December 31, 2002, we have recorded estimated reclamation obligations of $748,400. We anticipate that the reclamation efforts may not be required to be started for many years, and that when started, paying for those reclamation efforts will occur over several years. For further information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see note J to the consolidated financial statements included with this report.

     OTHER ENVIRONMENTAL COSTS. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining. The Company does not anticipate that expenditures to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on the competitive position of the Company.

                                    EMPLOYEES

     As of March 24, 2003, USE had 33 full-time employees. The Company uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

                              MINING CLAIM HOLDINGS

     TITLE. Nearly all the uranium mining properties held by the Company, USE, USECC and Plateau are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged.

     RMG's properties and mineral leases of BLM, state and fee lands require annual cash payments of approximately $323,200 during fiscal 2003. RMG is obligated for $109,600 of this amount to keep the leases in effect.

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

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

     In 1991, disputes arose between the Company, USE and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado) in Civil No. 91B1153. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed both the arbitration proceedings and the State Court case. In February 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association ("AAA"), for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

     The AAA panel (the "Panel") entered an Order and Award (the "Order") in April 1996 and clarified the Order on July 3, 1996, finding generally in favor of the Company and USE on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium), and in favor of Nukem/CRIC and against the Company and USE on certain other claims, and imposing a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS republics. USECC filed a petition for confirmation of the Order and on June 30, 1997, and the U.S. District Court confirmed the Order in its Second Amended Judgment (the "Judgment"). Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("CCA").

     A three judge panel of the 10th CCA issued an Order and Judgment on October 22, 1998, which unanimously affirmed the Federal District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and
(ii) the damage award against Nukem/CRIC. As a result of the ruling of the 10th CCA, the Company and USE received an additional $6,077,264 (including interest and court costs) from Nukem in February 1999 for a total net monetary award of $15,468,625 in the arbitration/litigation, and equitable relief in the form of the Company's and USE's interest in SMP, which holds the constructive trust over the CIS contracts. Nukem/CRIC filed two motions for entry of final satisfaction of Judgment. The U.S. District Court denied both motions, Nukem again appealed to the 10th CCA, which again affirmed the District Court's ruling, and held that Nukem/CRIC had not demonstrated that the Judgment had been satisfied because they had not provided USECC with an accounting of the partnerships assets.

     In February 2001, the U.S. District Court appointed a Special Master to determine the amounts, if any, owed by Nukem to SMP pursuant to the constructive trust. The Special Master has ordered an accounting to identify all deliveries of CIS uranium made directly or indirectly to Nukem and any Nukem affiliates; to identify the ultimate disposition of all uranium purchased under the CIS contracts; to identify the location, number of pounds, and associated cost of uranium purchased under the CIS contracts at December 31, 2001, and to calculate the profits realized from the sale of CIS uranium. At a status hearing held before the U.S. District Court on August 23, 2002, the Court ordered the Special Master to file his report on or before December 6, 2002 and a further hearing to schedule arguments will be held on December 13, 2002. Because Nukem and its affiliates failed to furnish certain documentation and information, the Special Master filed a motion for extension of time to file his report. The Court granted the motion and ordered the Special Master to file the report by March 3, 2003. On February 9, 2003, the U.S. District Court granted a second motion of the Special Master for an extension of time and ordered the report to be filed by April 4, 2003 with a hearing on the report to be held on April 11, 2003.

CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, the Company and USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by the Company and USE in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The parties agreed to settle the litigation, with the Company and USE receiving $25,000 cash and unencumbered title to two commercial real estate lots covering seven acres in Gunnison, Colorado, and unencumbered title to five development lots covering 175 acres north of Gunnison, Colorado. There is a dispute as to the settlement terms and the parties are negotiating further on those issues.

     See "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

PHELPS DODGE LITIGATION

     The Company and USE were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation and its subsidiary, Mt. Emmons Mining Company (MEMCO), over contractual obligations from USECC's agreement with Phelps Dodge's predecessor companies, concerning a mining property in Colorado.

     The litigation stems from agreements that date back to 1974 when the Company and USE leased mining claims on Mt. Emmons near Crested Butte, Colorado to AMAX Inc., Phelps Dodge's predecessor company. The claims cover one of the world's largest and richest deposits of molybdenum. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties. In counter and cross-claims filed in the U.S. District Court of Colorado, USECC contends that Phelps Dodge and its subsidiaries committed several breaches of contracts related to the agreements, including breach of fiduciary obligations and covenants of good faith and fair dealing. USECC also contends Phelps Dodge is guilty of violating federal and state antitrust laws when it purchased Cyprus Amax Minerals Company (Cyprus Amax).

     The complaint filed by Phelps Dodge and MEMCO seeks a determination that Phelps Dodge's acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, the Company and USE would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In November 1993, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Minerals Co. ("Cyprus Amax"). USECC's counter and cross-claims allege that in 1999, Phelps Dodge formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest of Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and Phelps Dodge stock exceeding $1 billion and making Cyprus Amax a subsidiary of Phelps Dodge. Therefore, USECC asserts the acquisition of Cyprus Amax by Phelps Dodge was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

     A second counterclaim by USECC rejects the claim by Phelps Dodge that it and its predecessors, Cyprus Amax and AMAX Inc., had mistakenly paid royalties to USECC since January 1991. In 1984, AMAX began paying the cash equivalent (half each to the Company and USE) of 700,000 pounds of molybdenum per year as an advance royalty prior to the mine beginning production. In 1986, USECC agreed to assist financially troubled AMAX and substantially reduced the annual advance royalty to 50,000 pounds of molybdenum, so that AMAX could continue to hold the properties and eventually bring them into production. AMAX, Cyprus Amax and Phelps Dodge continued paying the annual advance royalties to the Company and USE until the payment due in July 2001, when Phelps Dodge unilaterally ceased making the payments. Phelps Dodge and MEMCO seek a declaratory judgment that the advance royalty payment obligation has terminated, and further, that USECC should repay $948,109 of royalties paid to USECC from 1993 through 2000, because those payments were made by mistake.

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

     The properties are comprised of 10 unpatented lode mining claims (for which patents are expected to be issued by the BLM in the near future), and 770 unpatented lode mining claims, for a total of 15,600 acres.

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

     On August 2, 2002, Phelps Dodge and MEMCO filed a reply to the counterclaims of USECC and Cyprus Amax filed an answer to the counterclaims and third party complaint of USECC, generally denying the allegations of USECC. CAV Corporation filed a motion for summary judgment seeking dismissal of USECC's cross complaint and is pending. A Scheduling/Planning Conference in the case was held on September 12, 2002 and since then, Phelps Dodge dismissed its claim that USECC repay the advance royalty of $948,109 to Phelps Dodge. Discovery is underway and certain motions are pending.

     Except for the parties' claims regarding payment of the $3.75 million due on the sale of MEMCO, payments of royalties, and responsibility going forward for payment of the operating costs of the water treatment plan, the financial impact to the Company and USE of favorable or unfavorable outcomes in the litigation presently is not determinable.

     SUTTER PROPERTY LITIGATION

     On or about March 13, 2002, the Company's affiliate, Sutter Gold Mining Company ("SGMC"), was served with a complaint filed in the Superior Court of Amador County, California, Case Number 02CU2051. The litigation involved a mining lease entered into in 1989. The claim was settled by issuing the plaintiffs 20,000 shares of restricted common stock in USE.

     ROCKY MOUNTAIN GAS LITIGATION

     On or about April 1, 2002, the Company's affiliate, Rocky Mountain Gas, Inc. ("RMG") was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA, against the United States Bureau of Land Management ("BLM"), RMG and certain of its affiliates (including the Company and USE), and joined some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et al by the BLM in the Powder River Basin of Montana and for other relief.

     The basis for the complaint appears to be that the BLM's regulations require the BLM to respond to objections filed by persons owning land or lease rights adjacent to the coalbed properties which the BLM is offering to lease to the public. The argument of plaintiff appears to be that if objections are not responded to by the BLM prior to issuing CBM leases, the leases are invalid. Based on this argument, the plaintiff appears to have been successful in forcing cancellation of some CBM leases granted to others in the Powder River Basin of Montana, because the BLM did not respond to some objecting adjacent landowners. However, all of the BLM leases in Montana held by RMG (none are held by the Company and USE in their own corporate names) are at least four years old, and there is no record of any objections being made to the issue of those leases.

     Based on filings in the case to date, it appears that the BLM is taking the initiative in responding to the plaintiff. We believe RMG's leases were validly issued in compliance with BLM procedures, and do not believe the plaintiff's lawsuit will adversely affect any of RMG's Montana BLM leases. However, RMG holds BLM leases on 88,409 gross acres in Montana (in the Castle Rock and Kirby prospects), which equals 31.5% of RMG's total coalbed methane leases. An adverse court ruling to the effect that all or a substantial portion of the BLM leases in Montana are invalid could materially and adversely impact RMG. No trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 16, 2002, the annual meeting of shareholders was held and the only issue considered was the re-election of the three directors: John L. Larsen, Daniel P. Svilar and Michael D. Zeickl. These directors were reelected for a term expiring at the next succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the re-election of the three directors, the votes cast were as follows:

     Name of Director               For               Abstain

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

                                                        High        Low
                                                        ----        ---
     Transition period ended December 31, 2002
     -----------------------------------------
          Month Ended 12/31/02                         $ 0.65     $ 0.45
          Second quarter ended 11/30/02                  0.72       0.45
          First quarter ended 8/31/02                    0.71       0.26

     Fiscal year ended May 31, 2002
     ------------------------------
          Fourth quarter ended 5/31/02                 $ 0.55     $ 0.37
          Third quarter ended 2/29/02                    0.60       0.33
          Second quarter ended 11/30/01                  0.50       0.20
          First quarter ended 8/31/01                    0.45       0.25

     Fiscal year ended May 31, 2001
     ------------------------------
          Fourth quarter ended 5/31/01                 $ 0.50     $ 0.26
          Third quarter ended 2/28/01                    0.38       0.13
          Second quarter ended 11/30/00                  0.25       0.11
          First quarter ended 8/31/00                    0.25       0.15

(b) Holders.

     (b)(1) At December 31, 2002 there were 1,745 stockholders of record for Crested common stock.

     (b)(2) Not applicable.

(c) Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested's present or future ability to pay cash dividends, however, Crested intends to retain any earnings in the near future for operations.

(d) During the seven months ended December 31, 2002, Crested did not issue any shares of its Common Stock to its outside directors for services rendered.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following tables show certain selected historical financial data for Crested for the four years ended May 31, 2002 and the seven months ended December 31, 2002. The selected financial data is derived from and should be read with the financial statements for Crested included in this Report.

                             December 31,                                                 May 31,
                       ----------------------------    -----------------------------------------------------------------------------
                            2002           2001            2002             2001           2000            1999             1998
                            ----           ----            ----             ----           ----            ----             ----
Current assets         $      3,300    $      3,300    $      3,300    $      3,200    $      3,000    $     46,600    $     32,000
Current liabilities       8,553,900       6,397,400       7,560,700       5,740,200      10,230,200       7,015,200       6,545,100
Working capital          (8,550,600)     (6,394,100)     (7,557,400)     (5,737,000)    (10,227,200)     (6,968,600)     (6,513,100)
Total assets              5,889,900       5,763,200       6,054,100       6,221,100       6,495,800       4,742,200       9,431,900
Long-term
  obligations(1)            964,000         964,000         964,000         964,000         964,000         725,900         725,900
Shareholders'
  equity/(deficit)       (3,638,100)     (1,608,300)     (2,480,700)       (493,200)     (4,742,300)     (1,822,500)        117,200

(1) Includes $748,400 of accrued reclamation costs on uranium properties at December 31, 2002 and 2001; May 31, 2002, 2001 and 2000, respectively; and $725,900 at May 31, 1999 and 1998, respectively.

                                   December 31,                                   For Years Ended May 31,
                           ---------------------------   -------------------------------------------------------------------------
                               2002           2001           2002           2001            2000            1999           1998
                               ----           ----           ----           ----            ----            ----           ----
Revenues                   $    --         $  --         $    --        $ 3,891,500    $    73,100    $     86,800    $    270,800
Income (loss) before
   equity in (loss)
   of affiliates
   and income taxes           (102,400)      (117,000)      (175,000)     3,702,400       (194,600)       (786,100)         58,500
Equity in (loss) gain
   of affiliates            (1,055,000)      (998,200)    (1,823,900)    (2,496,700)    (5,085,200)     (1,165,600)      1,151,000

Net income (loss)          $(1,157,400)    $1,115,200    $(1,998,900)   $ 1,205,700    $(5,279,800)   $ (1,951,700)   $  1,209,500

Net income (loss)
   per share               $     (0.07)    $    (0.07)   $     (0.12)   $       .12    $      (.51)   $       (.19)   $        .12

Cash dividends per share   $       -0-     $      -0-    $       -0-    $       -0-    $       -0-    $        -0-    $        -0-

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

CRITICAL ACCOUNTING POLICIES

     OIL AND GAS PRODUCING ACTIVITIES

     RMG follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties including the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Such assessments could cause the Company to reduce the carrying values of the properties.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value,"discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

     Our discounted present value of our proved natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in a full cost write-down. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

     While the quantities of proved reserves require substantial judgment, the associated price of natural gas reserves that are included in the discounted present value of our reserves are objectively determined. The ceiling calculation requires prices and costs in effect as of the last day of the accounting period are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Natural gas prices have historically been volatile and the prevailing prices at any given time may not reflect our Partnership's or the industry's forecast of future prices.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is evaluating the impact of SFAS No. 143 and plans on implementing the pronouncement effective January 1, 2003.

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

LIQUIDITY AND CAPITAL RESOURCES

     During its regular meeting on December 16, 2002, the Board of Directors unanimously voted to change the Company's year end from May 31 to December 31 effective beginning December 31, 2002. This decision was made primarily as a result of the Company entering into the Coalbed Methane/Natural Gas industry. Many business relationships in the natural gas industry are based upon partnerships which by statute have December 31, year ends. Changing the Company's year end to December 31 will therefore simplify the accounting and reporting responsibilities of the Company. Additionally, many indexes and valuations in the natural gas industry are calculated at December 31. As a result of the decision to change the year end to December 31, the Company has presented Balance Sheets as of December 31, 2002, May 31, 2002 and 2001, Statements of Operations as of the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002, 2001 and 2000 and Statement of Cash Flows as of the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002, 2001 and 2000. We also have included comparative results of operations for the periods for the seven months ended December 31, 2002 and 2001 in Footnote K, Transition Period Comparative Data.

     As of December 31, 2002, we had a working capital deficit of $8,550,600 as compared to a working capital deficit of $7,557,400 as of May 31, 2002. This increase in the working capital deficit of $993,200 was as a result of the Company's parent company, U.S. Energy Corp ("USE"), funding the Company's obligations. As of the seven months ended December 31, 2002, the Company had debt to USE of $8,553,900.

     Operating Activities and Investing Activities during the seven months ended December 31, 2002 consumed $102,300 and $892,900 respectively while Financing Activities provided $993,200. The consumption of cash in operating activities was as a result of the payment of professional services relating to reporting to government agencies and the Company's portion of the funding of the employee retirement plan which is shared on a 50 - 50 basis with USE.

     Investing activities consumed $892,900 during the seven months ended December 31, 2002 as we continue to invest in USECB Joint Venture ("USECB" also referred to as "USECC" above) which is the operating company that the Company and USE run all operations through.

     The capital to invest in USECB and fund operating activities was provided by an increase in the amount due to USE of $993,200. At December 31, 2002, the Company owed USE $8,553,900 as a result of USE funding the Company's obligations for the past several years.

CAPITAL RESOURCES

     The source of the Company's capital resources is the continued reliance on USE to fund it's portion of costs associated with operations of USECB and the Company's general and administrative expenses. The Company also has a small amount of cash on hand, $3,300, as well as a line of credit with a commercial bank.

     The Company, jointly with USE, has a $750,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment jointly owned with USE. At December 31, 2002, the full line of credit was available to the Company and USE. The line of credit is used for short term working capital needs associated with operations.

     The capital resources at December 31, 2002, will not be sufficient to provide funding for the maintenance of our gold and uranium properties and the planned development of our coalbed methane gas properties. Our subsidiary, RMG, is seeking additional equity or industry partner financing arrangements to develop its coalbed methane properties.

CAPITAL REQUIREMENTS

     The requirements for our capital resources during 2003 are expected to be;
1) the development of coalbed methane properties; 2) the cost of maintaining our uranium properties; 3) the SGMC gold properties holding costs, and 4) general and administrative costs. Should USE elect not to fund our portion of our joint operations, our participation in the projects with USE will be significantly reduced. However, if USE does elect to provide such funding, we will be further indebted to USE, which ultimately could result in our paying that debt to USE by issuing more stock to USE, or by a reduction of our ownership interests in the subject subsidiaries.

                    DEVELOPMENT OF COALBED METHANE PROPERTIES
                    -----------------------------------------

     The majority of the costs during the seven months ended December 31, 2002 for the development of RMG's coalbed methane properties was funded through third party contracts that RMG entered into. Under one of these agreements, as to properties drilled that are owned only 50% by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining parties, if they do not participate. Should we be required to fund any non-participating entities portion of the development programs, there is a back-in provision on each property which gives RMG a disproportionate amount of the future production revenues until our costs are recovered before the non-participating parties begin to receive production monies.

                         MAINTAINING URANIUM PROPERTIES
                         ------------------------------

     SMP URANIUM PROPERTIES

     The care and maintenance costs associated with the Sheep Mountain uranium mineral properties, of which the Company is responsible for 50%, were approximately $28,000 per month during the seven months ended December 31, 2002, which was down approximately $5,000 per month from monthly holding costs during the fiscal year ended May 31, 2002. We continue to implement cost cutting measures to reduce the holding cost while at the same time preserve the property. We were obligated to reclaim the GMIX plant which was used to extract uranium from mine waters. We completed the reclamation during fiscal 2002. A final reclamation completion report has been filed with the government regulatory agency but it has not yet been accepted as final. No additional reclamation cost is anticipated to occur with relation to the GMIX plant. The Company and USE continue to perform reclamation work on the SMP properties. It is anticipated that a total of $50,000 in reclamation costs will be conducted during 2003.

     PLATEAU RESOURCES URANIUM PROPERTIES

     We are contractually obligated to fund 50% of the cash requirements of Plateau and also share in 50% of any cash receipts of Plateau. USE is responsible for the other 50%. Plateau owns the Ticaboo townsite, motel, convenience store, boat storage, restaurant and lounge. Prior to the fiscal year ended May 31, 2002, we operated all of these entities. A decision was made to lease out all but the motel operations during the fiscal year ended May 31, 2002. This decision relieved us of the obligation and expense of employees and inventory.

     Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon Uranium Mill ("Shootaring"). We have submitted a reclamation plan to the Nuclear Regulatory Commission, ("NRC") to reclaim the Shootaring mill. If accepted, the Company and USE plan to begin reclamation during 2003. As of December 31, 2002 Plateau had a cash deposit of $9,834,700 which is dedicated to the funding of this reclamation obligation. This amount is in excess of the proposed reclamation plan which is between $5 and $6 million depending on the amount of work that is required to be performed.

     SUTTER GOLD MINING COMPANY ("SGMC")PROPERTIES

     Due to the depressed market price of gold, the further exploration and development of the gold properties has been deferred into the future. SGMC developed a tourism business at the properties until such time as the price for gold recovers. We have leased the tourism business to a third party. The revenues received from the lease cover a majority of our holding costs associated with the mining property. We have one employee at the SGMC properties to preserve the core equipment and properties.

     During December 2002, SGMC entered into a contract to sell a piece of real estate that is no longer needed for the construction of a mill. The sale of this property will help in the funding of the costs related to holding the SGMC property. SGMC has modified its proposed mine and mill plan to construct the mill on other property that SGMC owns.

     The market price for gold increased to $365 as of January 31, 2003. As a result of a stronger market for gold, there has been interest in the SGMC properties. The Company and USE have engaged a consulting firm to assist in evaluating proposals from third party companies to either purchase the SGMC properties or joint venture the further exploration and development of those properties. Several companies have visited the properties and expressed an interest in participating in some way on the development of the properties. Should the Company enter into a joint operating agreement, it currently is obligated to fund 11% of the costs and expenses.

                                  DEBT PAYMENTS
                                  -------------

     As a result of USE funding our obligations, we are indebted to USE in the amount of $8,553,900 as of December 31, 2002. During fiscal 2001, we negotiated with USE on the retirement of the debt. USE agreed to take 6,666,666 shares of our common stock valued at $3,000,000 as partial retirement of the debt due USE. If we are not able to generate cash flows or continue to negotiate favorable terms with USE, it is uncertain how we will retire this debt.

                            FEDERAL INCOME TAX ISSUES
                            -------------------------

     The tax years through May 31, 2000 are closed after audit by the IRS. There were no adjustments to taxable income or income tax payable as a result of these examinations.

                                RECLAMATION COSTS
                                -----------------

     During 2003, it is projected that the Company and USE will expend $50,000 on the reclamation of the SMP properties. The balance of the reclamation of these properties will be completed over a period of years into the future. The reclamation costs of the Sheep Mountain properties are $1,496,800. One half of that amount is reflected on the Company's balance sheets and are covered by a reclamation bond which is secured by a pledge of certain of our real estate assets.

     The reclamation liability on the Plateau uranium properties is $7,382,100. This liability is fully funded by cash investments which are recorded as long term restricted assets within Plateau.

     The reclamation of SGMC properties as of December 31, 2002 was $27,800. This amount was set by government regulatory agencies in conjunction with the Company. The amount of reclamation on these properties is small due to the minimum amount of surface disturbance that has occurred to date. The SGMC reclamation obligation is bonded with a cash bond.

RESULTS OF OPERATIONS

SEVEN MONTHS ENDED DECEMBER 31, 2002 COMPARED TO
THE SEVEN MONTHS ENDED DECEMBER 31, 2001
------------------------------------------------

     As can be seen in Note K, the Company had no revenues during the seven month period ended December 31, 2002 and 2001.

     Costs and expenses during the seven month period ended December 31, 2002 decreased by $14,600 to $102,400 from the amount of costs and expenses incurred during the seven month period ended December 31, 2001. This decrease was primarily as a result of reductions in overhead relative to government filings and the funding of the USE Employee Stock Option Plan for the employees that the Company uses to conduct its business. These reductions in costs and expenses was off set by a small increase in contract services.

     During the seven months ended December 31, 2002 the Company recognized an equity loss from affiliates of $1,055,000. This equity loss came from USECC and RMG in the amounts of $897,300 and $157,700 respectively. The increase during the seven months ended December 31, 2002 of $56,800 from the equity loss recognized during the seven months ended December 31, 2001 is as a result of an increase of the work completed in the natural gas business.

     The Company recognized a loss of $1,157,400 for the seven months ended December 31, 2002 as compared to the loss of $1,115,200 for the seven months ended December 31, 2001 for the reasons mentioned above.

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

FUTURE OPERATIONS
-----------------

     We generated losses during the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001, as a result of holding costs and permitting activities in the mineral properties, impairments of mineral properties and costs associated with ongoing litigation. We have maintained some of our investments in gold and uranium properties that continue to generate no operating revenues. These properties require expenditures for items such as permitting, care and maintenance, holding fees, corporate overhead and administrative expenses. Success in the minerals industry is dependent on the price that a producer can receive for its minerals. We cannot predict what the long term price for gold and uranium will be and therefore cannot predict when, or if, we will generate net income from these properties. We will continue to rely on USE for sufficient capital resources to maintain our mineral properties on a standby basis through 2003. Development of our mineral properties and expansion of commercial operations are dependent on the Company obtaining equity financing or commercial loans. It may also be necessary to generate cash through the sale of equipment or properties.

     At December 31, 2002, we are committed to be in the coalbed methane business well into the future. We are also evaluating our commitment to the gold and uranium properties and at what time the price for gold and uranium may recover. Decisions to liquidate part or all of the Company's gold and uranium holdings are being considered.

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

     URANIUM AND GOLD. Changes in the prices of uranium and gold will affect our operational decisions the most. Currently, both gold and uranium are at historical low prices. We continually evaluate market trends and data. We do not plan to go forward with any additional exploration of our gold and uranium properties until the market price for these metals obtain and remain at profitable levels.

     MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect our operations during fiscal 2003.

ITEM 8.  FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Regulation S-X for the Company follow immediately. Please note that the financial information contained in these financial statements for the year ended May 31, 2000 was audited by Arthur Andersen LLP who has ceased operations. A copy of Arthur Andersen's previously issued audit report, dated September 11, 2000 is included in this filing. This report has not been revised. This report refers to financial information for the two years ended May 31, 2000. However, only the information for the year ended May 31, 2000 is included in the financial statements filed with this report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Crested Corp.:

We have audited the accompanying balance sheets of CRESTED CORP. (a Colorado corporation) as of December 31, 2002, May 31, 2002 and May 31, 2001 and the related statements of operations, shareholders' deficit and cash flows for the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Crested Corp. as of May 31, 2000, were audited by other auditors who have ceased operations. Those auditors expressed a qualified opinion on those financial statements as to the ability of the Company to continue as a going concern in their report dated September 11, 2000.

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

In our opinion, the financial statements as of December 31, 2002 and May 31, 2002 and May 31, 2001 present fairly, in all material respects, the financial position of Crested Corp. as of December 31, 2002, May 31, 2002 and May 31, 2001 and the results of their operations and their cash flows for the seven months ended December 31, 2002 and each of the two years in the periods ending May 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses from operations. In addition, the Company has a working capital deficit of approximately $8,550,600 as of December 31, 2002, the substantial portion of which is owed to affiliated entities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                       GRANT THORNTON LLP


Denver, Colorado,
February 28, 2003

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




                                       ARTHUR ANDERSEN LLP


Denver, Colorado,
September 11, 2000

                                  CRESTED CORP.
                                  BALANCE SHEET
                                     ASSETS

                                                         December 31,                May 31,
                                                       --------------    ------------------------------
                                                            2002             2002               2001
                                                       --------------    ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                           $      3,300      $      3,300      $      3,200

INVESTMENTS IN AFFILIATES                                 5,876,600         6,038,700         6,205,800

PROPERTIES AND EQUIPMENT:
   Equipment                                                 10,000            10,000            10,000
   Developed oil properties, full cost method               886,800           886,800           886,800
                                                       ------------      ------------      ------------
                                                            896,800           896,800           896,800
   Less accumulated depreciation,
     depletion and amortization                            (886,800)         (886,800)         (886,800)
                                                       ------------      ------------      ------------
                                                             10,000            10,000            10,000
OTHER ASSETS:
     Other assets                                             2,100             2,100             2,100
                                                       ------------      ------------      ------------
                                                       $  5,889,900      $  6,054,100      $  6,221,100
                                                       ============      ============      ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Debt to affiliate                                 $  8,553,900      $  7,560,700      $  5,740,200

COMMITMENT TO FUND
    EQUITY INVESTEES                                        215,600           215,600           215,600

RECLAMATION LIABILITY                                       748,400           748,400           748,400

COMMITMENTS AND
   CONTINGENCIES (Note J)

FORFEITABLE COMMON STOCK,
   $.001 par value; 15,000 shares issued,
   forfeitable until earned                                  10,100            10,100            10,100

SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     100,000 shares authorized;
     none issued or outstanding                                --                --                --
   Common stock, $.001 par value;
     20,000,000 shares authorized;
     17,099,276, 17,099,276 and
     17,073,330 respectively
      shares issued and outstanding                          17,200            17,200            17,200
   Additional paid-in capital                            11,795,200        11,795,200        11,783,800
   Accumulated deficit                                  (15,450,500)      (14,293,100)      (12,294,200)
                                                       ------------      ------------      ------------
       Total shareholders' deficit                       (3,638,100)       (2,480,700)         (493,200)
                                                       ------------      ------------      ------------
                                                       $  5,889,900      $  6,054,100      $  6,221,100
                                                       ============      ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  CRESTED CORP.
                            STATEMENTS OF OPERATIONS

                                  Seven Months Ended
                                    December 31,                        Year Ended May 31,
                                    ------------        ------------------------------------------------
                                        2002                2002              2001              2000
                                    ------------        ------------      ------------      ------------
REVENUES:
   Mineral revenues                 $       --          $       --        $     60,300      $     66,000
   Interest                                 --                  --                 200             2,100
   Litigation settlements, net              --                  --           3,566,400              --
   Management fees and other                --                  --             264,600             5,000
                                            --                  --           3,891,500            73,100

COSTS AND EXPENSES:
   General and administrative            102,400             175,000           189,100           267,700
                                    ------------        ------------      ------------      ------------
INCOME (LOSS) BEFORE
   EQUITY IN LOSS OF AFFILIATES
   AND INCOME TAXES                     (102,400)           (175,000)        3,702,400          (194,600)

EQUITY IN LOSS OF AFFILIATES          (1,055,000)         (1,823,900)       (2,496,700)       (5,085,200)
                                    ------------        ------------      ------------      ------------
INCOME (LOSS) BEFORE
   INCOME TAXES                       (1,157,400)         (1,998,900)        1,205,700        (5,279,800)

INCOME TAXES                                --                  --                --                --
                                    ------------        ------------      ------------      ------------
NET INCOME (LOSS)                   $ (1,157,400)       $ (1,998,900)     $  1,205,700      $ (5,279,800)
                                    ============        ============      ============      ============

NET INCOME (LOSS)
   PER SHARE, BASIC
   AND DILUTED                      $      (0.07)       $       (.12)     $        .12      $       (.51)
                                    ============        ============      ============      ============
BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                 17,099,276          17,075,320        10,448,505        10,361,149
                                    ============        ============      ============      ============
DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                 17,099,276          17,075,320        10,506,499        10,361,149
                                    ============        ============      ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT


                                            Common Stock              Additional                           Total
                                     --------------------------        Paid-In         Accumulated       Shareholders'
                                       Shares          Amount          Capital           Deficit           Deficit
                                       ------          ------        ------------     -------------     -------------

Balance, May 31, 2000                10,316,664      $   10,400      $  8,747,200     $(13,499,900)     $ (4,742,300)

Issuance of stock
   to directors                          40,000            --               9,600             --               9,600

Issuance of stock
   to retire debt                     6,666,666           6,700         2,993,300             --           3,000,000

Forfeitable shares earned                50,000             100            33,700             --              33,800

Net income                                 --              --                --          1,205,700         1,205,700
                                     ----------      ----------      ------------     ------------      ------------
Balance May 31, 2001                 17,073,330          17,200        11,783,800      (12,294,200)         (493,200)

Issuance of stock to directors           25,946            --              11,400             --              11,400

Net loss                                   --              --                --         (1,998,900)       (1,998,900)
                                     ----------      ----------      ------------     ------------      ------------
Balance May 31, 2002                 17,099,276          17,200        11,795,200      (14,293,100)       (2,480,700)

Net loss                                   --              --                --         (1,157,400)       (1,157,400)
                                     ----------      ----------      ------------     ------------      ------------
Balance December 31, 2002            17,099,276      $   17,200      $ 11,795,200     $(15,450,500)     $ (3,638,100)
                                     ==========      ==========      ============     ============      ============


Shareholders' Deficit at December 31, 2002 and May 31 2002 does not include 15,000 shares currently issued but forfeitable if certain conditions are not met by the recipients.


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP.
                            STATEMENTS OF CASH FLOWS

                                                      Seven Months Ended
                                                          December 31,                  Year Ended May 31,
                                                          ------------     ---------------------------------------------
                                                              2002            2002             2001             2000
                                                          -----------      -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $(1,157,400)     $(1,998,900)     $ 1,205,700      $(5,279,800)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Equity in loss of affiliates                         1,055,000        1,823,900        2,496,700        5,085,200

       Deferred GMMV purchase option                             --               --         (2,000,000)            --
       Non-cash compensation                                     --             11,400            9,600           12,800
       Net changes in assets and liabilities                    2,100             --               --             69,500
                                                          -----------      -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                     (102,300)        (163,600)       1,712,000         (112,300)
                                                          -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in affiliates                                 (892,900)      (1,656,800)      (2,360,300)      (1,253,400)
   Proceeds from sale of property and equipment                  --               --            138,500             --
                                                          -----------      -----------      -----------      -----------
NET CASH (USED IN)
    INVESTING ACTIVITIES                                     (892,900)      (1,656,800)      (2,221,800)      (1,253,400)
                                                          -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt to affiliates                   993,200        1,820,500          510,000        1,323,700
                                                          -----------      -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          --                100              200          (42,000)

CASH AND CASH EQUIVALENTS,
   Beginning of period                                          3,300            3,200            3,000           45,000
                                                          -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS,
   End of period                                          $     3,300      $     3,300      $     3,200      $     3,000
                                                          ===========      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                          $      --        $      --        $      --        $      --
                                                          ===========      ===========      ===========      ===========
   Income taxes paid                                      $      --        $      --        $      --        $      --
                                                          ===========      ===========      ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of common stock to directors
     for services rendered                                $      --        $    11,400      $     9,600      $    12,800
                                                          ===========      ===========      ===========      ===========
   Issuance of stock for affiliate debt                   $      --        $      --        $ 3,000,000      $      --
                                                          ===========      ===========      ===========      ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002


A.   BUSINESS ORGANIZATION AND OPERATIONS:

     Crested Corp. (the "Company" or "Crested") was incorporated in the State of Colorado on September 18, 1970. It engages in the acquisition, exploration, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and/or methane gas. Principal mineral interests are in coalbed methane, uranium, gold and molybdenum. Only coalbed methane is producing at the present time. Currently, the Company also holds various real estate properties. These properties are managed through a non consolidated joint venture discussed below and in Note B.

     The Company and U.S. Energy Corp. ("USE"), an approximate 70.5% shareholder of the Company, were engaged in the standby and maintenance of two uranium properties, one a joint venture with Kennecott Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second known as Sheep Mountain Partners ("SMP"). Both of these ventures have been involved in significant litigation (see Note J). Sutter Gold Mining Company, a Wyoming corporation, manages the Company's and USE's interest in gold properties. Rocky Mountain Gas, Inc. ("RMG"), was formed in fiscal 2000 to consolidate all coalbed methane gas operations of the Company and USE. The Company owns and controls approximately 40.4% of RMG as of December 31, 2002.

     The Company has generated significant net losses prior to and including the seven months ended December 31, 2002 resulting in an accumulated deficit of $15,450,500 at December 31, 2002. The Company also has a working capital deficit of $8,550,600 at December 31, 2002 that includes $8,553,900 due to USE. At year-end, the Company does not have sufficient cash or cash flows from operations to meet its obligations. All of these factors raise substantial doubt about the Company's ability to continue as a going concern during the upcoming year. The Company has historically relied on, and continues to rely on, advances from USE to fund its current operating requirements. It is uncertain whether this funding will continue. The Company has certain assets that are unencumbered that could be sold to generate cash. However, there can be no assurances that any funds generated from the sale of assets will be sufficient to meet the Company's obligations. The Company continues to believe that it will ultimately receive cash from the final settlement of the SMP litigation. Nevertheless, there is no assurance that the Company will be successful in meeting its obligations during the upcoming year.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INVESTMENTS

     Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method. The Company accounts for its 4.2% investment in USE also using the equity method because the Company is controlled by USE. The Company's investment in SGMC, RMG and USECC are accounted for using the equity method (see Note E).

CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


PROPERTIES AND EQUIPMENT

     The Company capitalizes all costs related to the acquisition, exploration and development of mineral properties. Capitalized costs are charged to operations when the properties are determined to have declined in value or have been abandoned. The Company currently has no capitalized costs associated with mineral properties.

     Depreciation of vehicles, machinery and equipment was provided by the straight-line method over the estimated useful lives of the related assets. All such vehicles, machinery and equipment have been fully depreciated.

MARKETABLE EQUITY SECURITIES

     The Company accounts for marketable equity securities as available-for-sale securities. Available-for- sale securities are measured at fair market value, with net unrealized holding gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop the mineral interests may result in asset impairment. As of December 31, 2002, management believes no impairment of the Company's long-lived assets exists.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents and other current assets approximates fair value because of the short term nature of those instruments. The recorded amounts for short-term and long-term debt approximate fair value due to the variable nature of the interest rates. It is not practicable to determine fair value of debt to affiliate carried at $8,553,900 and $7,560,700 respectively at December 31 and May 31, 2002.

REVENUE RECOGNITION

     Advance royalties which are repayable only from future production or which are non-refundable are recognized as revenue when received. Non-refundable option deposits are recognized as revenue when the option expires.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is evaluating the impact of SFAS No. 143 and plans on implementing the pronouncement effective January 1, 2003.

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

C.   RELATED-PARTY TRANSACTIONS:

     The Company does not have employees, but utilizes USE's employees and pays for one-half of these costs under the USECC Joint Venture Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. As of December 31, 2002 and May 31, 2002 and 2001, the Board of Directors of USE contributed 43,867, 70,075 and 53,837 shares of USE stock to the ESOP at prices of $3.08, $3.29 and $5.35 per share, respectively. The Company is responsible for one-half of the value of these contributions or $67,600, $118,400 and $144,000 at December 31, 2002, May 31, 2002 and 2001, respectively.

D.   INVESTMENTS IN AFFILIATES:

     The Company's investments in affiliates are as follows:

                                                            December 31,                At May 31,
                                                            ------------      ------------------------------
                                               Ownership         2002             2002              2001
                                               ---------         ----             ----              ----

     Rocky Mountain Gas, Inc. ("RMG")             40.4%     $    447,500      $    605,200       $  790,100
     USECC                                        50.0%        5,422,400         5,426,800        5,409,000
     SGMC                                          3.2%          (85,500)          (85,500)         (85,500)
     YSFC                                         13.2%         (130,100)         (130,100)        (130,100)
     USE                                           4.2%           --              --                --
     Others                                     various            6,700             6,700           14,600

     $5,876,600, $6,038,700 and $6,205,800 of these investments are presented as investments in affiliates in the accompanying balance sheets as of December 31, 2002, May 31, 2002 and 2001, respectively. A liability of $215,600 has been presented as a commitment to fund equity investees as of December 31, 2002 and May 31, 2002 and 2001 for these investments in affiliates that the Company must fund.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


     Equity (loss) gain from investments accounted for by the equity method is as follows:

                   Seven Months Ended
                      December 31,                     Year Ended May 31,
                      ------------       ----------------------------------------------
                         2002                2002             2001              2000
                      ------------       ------------     -----------      ------------

     USECC           $  (897,300)        $(1,639,000)     $(2,210,600)     $(3,666,600)
     SGMC                   --                  --               --               --
     YSFC                   --                  --               --               --
     RMG                (157,700)           (184,900)        (286,100)      (1,270,900)
     USE                    --                  --               --           (147,700)
                     -----------         -----------      -----------      -----------
                     $(1,055,000)        $(1,823,900)     $(2,496,700)     $(5,085,200)
                     ===========         ===========      ===========      ===========


                       CONDENSED COMBINED BALANCE SHEETS:
                                EQUITY INVESTEES

                                       Seven Months Ended
                                          December 31,              Year Ended May 31,
                                          ------------        ---------------------------
                                               2002              2002             2001
                                          ------------        -----------     -----------

     Current assets                        $20,112,900        $18,601,900      15,782,300
     Non-current assets                     16,619,900         22,256,700      18,950,100
                                           -----------        -----------     -----------
                                           $36,732,800        $40,858,600     $34,632,400
                                           ===========        ===========     ===========

     Current liabilities                   $ 5,872,700        $ 4,787,300     $ 6,050,100
     Reclamation and other liabilities      13,319,600         12,812,700      14,168,500
     Excess in assets                       17,540,500         23,258,600      14,413,800
                                           -----------        -----------     -----------
                                           $36,732,800        $40,858,600     $34,632,400
                                           ===========        ===========     ===========


                  CONDENSED COMBINED STATEMENTS OF OPERATIONS:
                                EQUITY INVESTEES

                                Seven Months Ended
                                   December 31,                     Year Ended May 31,
                                   ------------      ------------------------------------------------
                                      2002               2002              2001              2000
                                   ------------      ------------      ------------      ------------

     Revenues                      $    563,500      $  1,250,500      $  8,249,900      $  5,187,000
     Costs and expenses              (3,393,200)       (8,565,500)      (10,794,400)      (16,310,200)
     Other income and expenses         (309,600)          682,500           242,600           213,500
                                   ------------      ------------      ------------      ------------
     Net loss                      $ (3,685,300)     $ (6,632,500)     $ (2,301,900)     $(10,909,700)
                                   ============      ============      ============      ============

     Condensed combined balance sheets and statements of operations of the Company's equity investees include USECC, RMG, SGMC, YSFC and USE.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


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

     Due to the litigation and arbitration proceedings involving SMP for the past 12 years, the Company has expensed all of its costs related to SMP and has no carrying value of its investment in SMP at December 31, 2002 and May 31, 2002. No amounts attributable to SMP for fiscal 2002, 2001 and 2000 are included in the Balance Sheets or Statements of Operations of the Company's equity investees presented above.

PHELPS DODGE

     During prior years, the Company and USE conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of December 31, 2002.

     Amax and later Cyprus Amax paid the Company and USE an annual advance royalty of 50,000 (25,000 lbs. each) pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation and made its first advance royalty payment to the Company and USE during the first quarter of 2001. Phelps Dodge is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $-0-, $-0-, $60,300 and $66,000 of revenue from the advance royalty payments during the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002, 2001 and 2000

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


respectively. If Phelps Dodge formally decides to place the properties into production, it is obligated to pay $2,000,000 to the Company and USE.

     Per the contract with AMAX, the Company and USE are to receive 15% of the first $25,000,000, or $3,750,000, if the properties are sold, which the Company and USE believe occurred when Phelps Dodge purchased Cyprus Amax. Phelps Dodge filed suit against the Company and U.S. Energy Corp. on June 19, 2002 regarding these matters. Please see Note J for a description of the lawsuit and counterclaim.

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

PLATEAU RESOURCES LIMITED

     During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary, Canyon Homesteads, Inc., in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At December 31, 2002, Plateau had a cash security in the amount of $9.8 million to cover reclamation and annual licensing of the properties (see Note J). Although the Company has no ownership in Plateau, Directors of the Company and USE have agreed to divide equally a portion of certain reclamation obligations above a defined amount, and will share equally in the cash flows derived from operations.

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

ROCKY MOUNTAIN GAS, INC.

     During fiscal 2000, the Company and USE organized Rocky Mountain Gas, Inc. ("RMG") to enter into the coalbed methane gas/natural gas business. RMG is engaged in the acquisition of coalbed methane gas properties and the future exploration, development and production of methane gas from those properties.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


RMG is owned 40.4% by the Company and 51.1% by USE. RMG sold 333,333, 53,000 and 1,203,333 shares of its common stock in a private placement during fiscal 2001 and 2000. Net proceeds from the sale of this common stock totaled $4,669,000. Of those shares sold in the original private placements, USE subsequently purchased 1,105,499 of these shares by issuing 910,320 shares of its common stock.

     On January 3, 2000, RMG entered into an agreement with Quantum Energy, L.L.C. (Quantum formed a subsidiary "Quaneco" to conduct its business with RMG)) to purchase a 50% working interest and 40% net revenue interest in approximately 185,000 acres of unproven leasehold interests in the Powder River Basin of southeastern Montana.

     RMG and Quaneco then entered into an Option and Farmin Agreement with Suncor (Natural Gas) America, Inc. ("SENGAI") on 112,000 acres in southeast Montana. SENGAI paid $1,705,000 for the right to exercise the option, of which $1,278,800 was due to RMG. These funds were applied to the final payment due under the Quaneco agreement.

     SENGAI also committed to assume $2,000,000 of the remaining $2,250,000 drilling commitment that RMG had under its drilling commitment to Quaneco. SENGAI made the decision not to exercises its option on the acreage.

     RMG also acquired a 100% working interest (82% revenue interest) in 65,247 net mineral acres in southwest Wyoming.

     In July, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc. ("CCBM"), a wholly- owned subsidiary of Carrizo Oil & Gas, Inc. of Houston, Texas. CCBM purchased an undivided 50% interest in all of RMG's existing coalbed properties. CCBM signed a $7,500,000 Promissory Note payable in principal amounts of $125,000 per month plus interest at annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. The 50% undivided interest is pledged back to RMG to secure the purchase price, and will be released 25% when 33.3% of the principal amount of the purchase price is paid, another 25% when the total principal payments reach 66.6% of the principal amount of the purchase price and the balance when the total principal amount is paid.

     CCBM has also agreed to fund $5,000,000 for an initial drilling program. If CCBM fails to expend $5,000,000 in the drilling program or $2,500,000 for RMG's benefit, CCBM will be obligated to pay any remaining unspent portions of the $2,500,000 directly to RMG. If CCBM defaults on its purchase obligation CCBM will still earn a 50% working interest in each well location (80 acres) and production therefrom. CCBM's ownership will be earned on these wells regardless of the status of the payments on the promissory note.

     CCBM will be entitled to a credit (applied as a prepayment of the purchase price for the undivided 50% interest in RMG's acreage), equal to 20% of RMG's net revenue interest from wells drilled with the $5,000,000 until CCBM equals $1,250,000 from production proceeds.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


BOBCAT
------

     On April 12, 2002, RMG signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming known as the Bobcat Field. The contract closed on June 4, 2002. The Company paid the seller $500,000 cash and another $150,000 by having the Company issue 37,500 shares of its restricted common stock to the seller; CCBM paid $500,000 cash to the seller and Carrizo Oil & Gas, Inc. issued its restricted shares of common stock valued at $150,000. The properties are located approximately 25 miles north of Gillette, in Campbell County, Wyoming. To date, 25 coalbed methane wells have been drilled; 24 wells are currently hooked up and produced in December 2002 at a combined rate of approximately 1,400,000 cubic feet of gas per day (1,400 Mcf) from the two primary coals on the property: the Cook coal (22 wells) at 650 feet, and the Canyon coal (2 wells) at 450 feet.

     The seller kept, as an overriding royalty interest, all net revenue interest in the properties in excess of 80%. RMG and CCBM each hold an average of 27.6% working interest and an average of 22% net revenue interest, in the drilled wells.

     Permits have been issued for drilling 14 more wells on 80 acre spacing.

F.   OIL AND GAS INFORMATION:

     Costs related to the oil and gas activities of the Company were incurred as follows:

                                                              December 31,              May 31,
                                                              ------------    ---------------------------
                                                                  2002            2002           2001
                                                              -----------     -----------     -----------
     Company's share of equity method
          investees' cost of property acquisition,
          exploration and development                         $   288,400     $   228,100     $ 1,781,900

         The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at May 31:

     Proved oil and gas properties                            $   886,800     $   886,800     $   886,800
          Less accumulated depreciation,
          depletion and amortization                              886,800         886,800         886,800
                                                              -----------     -----------     -----------

                                                              $   --          $    --         $    --
                                                              ===========     ===========     ===========
     Company's share of equity method investees'
          net capitalized costs                               $ 1,961,600     $ 2,585,800     $ 2,411,500
                                                              ===========     ===========     ===========

No depreciation, depletion or amortization expense was recorded for the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001, respectively.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


G.   DEBT:

     Obligations of the Company consist of advances payable to USE, which are due upon demand. The obligation is due to U.S. Energy for funding a majority of the operations of USECC, of which 50% is the responsibility of the Company. All advances payable to USE are classified as current as of December 31, 2002 and May 31, 2002 as a result of USE's unilateral ability to modify the repayment terms.

                                             December 31,                  May 31,
                                             ------------   ----------------------------
                                                2002             2002            2001
                                             ------------    -----------     -----------
     Advances payable - U.S. Energy
          balance payable  in full on
          demand (see Note A)                $ 8,553,900     $ 7,560,700     $ 5,740,200
                                             ===========     ===========     ===========

     The Company negotiated a reduction of $3 million on the debt to USE by issuing 6,666,666 shares of its common stock to USE during the year ended May 31, 2001.

     As of December 31, 2002, the Company and USE had a $ 750,000 line of credit with a commercial bank. The line of credit bears interest at a variable rate (5.25% as of December 31, 2002). The weighted average interest rate for the seven months ended December 31, 2002 was 5.62% as of May 31, 2002 it was 6.5% and as of May 31, 2001, it was 6.5%. As of December 31, 2002, there was no outstanding balance due under the line of credit. This line of credit is secured by a share of the net proceeds of fees from production of oil wells and certain assets of USECC.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


H.   INCOME TAXES:

     The components of deferred taxes as of December 31, 2002, May 31, 2002 and 2001 are as follows:

                                                   December 31,                May 31,
                                                   ------------     ----------------------------
                                                       2002             2002              2001
     Deferred tax assets:
          Deferred compensation                    $   172,700      $   131,200      $   131,200
          Deferred gains                               106,100          106,100          106,100
          Non-deductible reserves                      288,500          288,500          288,500
          Net operating loss carry-forwards          4,306,400        3,636,200        2,560,500
          Tax credits                                   15,000           15,000           15,000
          Tax basis in excess of book basis               --             57,000          876,800
                                                   -----------      -----------      -----------
     Total deferred tax assets                       4,888,700        4,234,000        3,978,100

     Deferred tax liabilities:
          Book basis in excess of tax basis           (131,800)            --               --
          Development and exploration costs            (36,100)         (36,100)         (36,100)
                                                   -----------      -----------      -----------
     Total deferred tax liabilities                   (167,900)         (36,100)         (36,100)

     Net deferred tax assets - all non-current       4,720,800        4,197,900        3,942,000
                                                   -----------      -----------      -----------

     Valuation Allowance                            (4,720,800)      (4,197,900)      (3,942,000)
                                                   -----------      -----------      -----------
     Net deferred tax asset                        $      --        $      --        $      --
                                                   ===========      ===========      ===========

     At December 31, 2002, the Company had available, for federal income tax purposes, net operating loss carry-forwards of approximately $12,665,000 which expire from 2006 through 2022. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company's ability to generate future taxable income to utilize the NOL carry-forwards. In addition, the use of the NOL carry-forwards may be limited by Internal Revenue Service provisions governing significant change in company ownership.

     The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                   CRESTED CORP.
                                           NOTES TO FINANCIAL STATEMENTS
                                        DECEMBER 31, 2002 AND MAY 31, 2002
                                                    (CONTINUED)


                                           Seven Month Ended
                                              December 31,                    Year Ended May 31,
                                              ------------       ----------------------------------------------
                                                 2002                 2002            2001             2000
                                             -----------         -----------      -----------      -----------
     Expected federal income tax
           expense (benefit)                 $  (394,000)        $  (679,600)     $   410,000      $(1,795,100)
     Losses from subsidiaries not
          consolidated for tax purposes,
          utilization of net operating
          losses and other                      (128,900)            423,700        1,080,000          406,200
     Valuation allowance                         522,900             255,900       (1,490,000)       1,388,900
                                             -----------         -----------      -----------      -----------
     Income taxes                            $      --           $      --        $      --        $      --
                                             ===========         ===========      ===========      ===========

     There were no taxes payable as of December 31, 2002, May 31, 2002, 2001 or 2000.

I.   SHAREHOLDERS' EQUITY:

     The Boards of Directors of the Company from time to time, issued stock bonuses to certain directors, employees and third parties. These shares are forfeitable to the Company until earned. The Company is responsible for the compensation expense related to these issuances. For the seven months ended December 31, 2002 and the years ended May 31, 2002, 2001 and 2000, the Company did not recognize compensation expense resulting from these issuances. A schedule of forfeitable shares for Crested is set forth in the following table:

       Issue                       Number        Issue            Total
       Date                       of Shares      Price        Compensation

     June 1990                     25,000        $1.06         $  26,562
     December 1990                  7,500          .50             3,750
     January 1993                   6,500          .22             1,430
     January 1994                   6,500          .28             1,828
     January 1995                   6,500          .19             1,230
     January 1996                   5,000          .3125           1,600
     January 1997                   8,000          .9375           7,500
     Release of Earned Shares     (50,000)                       (33,800)
     Balance at
       December 31, 2002           15,000                      $  10,100

J.   COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

     Material pending proceedings are summarized below. Certain of the Company's affiliates are involved in ordinary routine litigation incidental to their business. Other proceedings which were pending during the seven months ended December 31, 2002 have been settled or otherwise finally resolved.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

     In 1991, disputes arose between the Company, USE and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado) in Civil No. 91B1153. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed both the arbitration proceedings and the State Court case. In February 1994, all of the parties agreed to consensual and binding arbitration of the disputes before the American Arbitration Association ("AAA"), for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

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

     In February 2001, the U.S. District Court appointed a Special Master to determine the amounts, if any, owed by Nukem to SMP pursuant to the constructive trust. The Special Master has ordered an accounting to identify all deliveries of CIS uranium made directly or indirectly to Nukem and any Nukem affiliates; to identify the ultimate disposition of all uranium purchased under the CIS contracts; to identify the location, number of pounds, and associated cost of uranium purchased under the CIS contracts at December 31, 2001, and to calculate the profits realized from the sale of CIS uranium. At a status hearing held before the U.S. District Court on August 23, 2002, the Court ordered the Special Master to file his report on or before December 6, 2002 and a further hearing to schedule arguments will be held before the Court on December 13, 2002. Because Nukem and its affiliates failed to furnish certain documentation and information, the Special Master filed a motion for extension of time to file his report. The Court granted the motion and ordered the Special Master to file the report by March 3, 2003. On February 9, 2003, the U.S. District Court

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


granted a second motion of the Special Master for an extension of time and ordered the report to be filed by April 4, 2003 with a hearing on the report to be held on April 11, 2003.

CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, the Company and USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The parties entered into an agreement to settle the litigation with the Company and USE receiving $25,000 cash and unencumbered title to two commercial real estate lots covering seven acres in Gunnison, Colorado, and unencumbered title to five development lots covering 175 acres north of Gunnison, Colorado. There is a dispute as to the settlement terms and the parties are negotiating further on those issues.

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

     The litigation stems from agreements that date back to 1974 when U.S. Energy and Crested Corp. leased mining claims on Mt. Emmons near Crested Butte, Colorado to AMAX Inc., Phelps Dodge's predecessor company. The claims cover one of the world's largest and richest deposits of molybdenum. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties. In counter and cross-claims filed in the U.S. District Court of Colorado, USECC contends that Phelps Dodge and its subsidiaries committed several breaches of contracts related to the agreements, including breach of fiduciary obligations and covenants of good faith and fair dealing. USECC also contends Phelps Dodge is guilty of violating federal and state antitrust laws when it purchased Cyprus Amax Minerals Company (Cyprus
Amax).

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

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


Therefore, USECC asserts the acquisition of Cyprus Amax by Phelps Dodge was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

     A second counterclaim by USECC rejects the claim by Phelps Dodge that it and its predecessors, Cyprus Amax and AMAX Inc., had mistakenly paid royalties to USECC since January 1991. In 1984, AMAX began paying the cash equivalent (half each to U.S. Energy and Crested Corp.) of 700,000 pounds of molybdenum per year as an advance royalty prior to the mine beginning production. In 1986, USECC agreed to assist financially troubled AMAX and substantially reduced the annual advance royalty to 50,000 pounds of molybdenum, so that AMAX could continue to hold the properties and eventually bring them into production. AMAX, Cyprus Amax and Phelps Dodge continued paying the annual advance royalties to U.S. Energy and Crested Corp. until the payment due in July 2001, when Phelps Dodge unilaterally ceased making the payments. Phelps Dodge and MEMCO seek a declaratory judgment that the advance royalty payment obligation has terminated.

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

     The properties are comprised of 16 patented lode mineral claims covered in part by 10 unpatented lode mining claims (for which patents are expected to be issued by the BLM in the near future), and 778 unpatented lode mining claims and mill site claims, for a total of about 15,600 acres.

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

     On August 2, 2002, Phelps Dodge and MEMCO filed a reply to the counterclaims of USECC and Cyprus Amax filed an answer to the counterclaims and third party complaint of USECC, generally denying the allegations of USECC. CAV Corporation filed a motion for summary judgment seeking dismissal of

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


USECC's cross complaint and is pending. A Scheduling/Planning Conference in the case was held and discovery is underway.

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

RECLAMATION AND ENVIRONMENTAL LIABILITIES

     Most of the Company's and USE's exploration activities are subject to federal and state regulations that require the Company and USE to protect the environment. The Company and USE conduct their operations in accordance with these regulations. The Company's and USE's current estimates of their reclamation obligations and their current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company and USE cannot predict the outcome of future regulation or impact on costs. Nonetheless, the Company and USE have recorded their best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's and USE's reclamation, environmental and decommissioning liabilities. The Company and USE believe the recorded amounts are consistent with those reviews and related bonding requirements. To the extent that production on their properties is delayed, interrupted or discontinued because of regulation or the

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


economics of the properties, the future earnings of the Company and USE would be adversely affected. The Company and USE believe they have accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded.

     The majority of the Company's and USE's environmental obligations relate to former mining properties acquired by the Company and USE. Since the Company and USE currently do not have properties in production, the Company's and USE's policy of providing for future reclamation and mine closure costs on a unit-of-production basis has not resulted in any significant annual expenditures or costs. For the obligations recorded on acquired properties, including site-restoration, closure and monitoring costs, actual expenditures for reclamation will occur over several years in the future. The Company and USE also do not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, the near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

     As of December 31, 2002, estimated reclamation obligations related to the above mentioned mining properties total $8,906,800. Crested's portion of this obligation is $748,400, which is reflected on the balance sheet of the Company. The remaining balance of $8,158,400 is an obligation of USE and its other affiliates, (excluding Crested). The Company is obligated for 50% of any reclamation costs in excess of current estimated reclamation obligations. The Company, however, does not expect that estimated reclamation costs will be exceeded.

     The Company and USE currently have three properties or investments that account for most of their environmental obligations, SMP, Plateau and SGMC. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

     SMP
     ---

     The Company and USE are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, USE and the regulatory authorities during the seven months ended December 31, 2002 and the balance in the reclamation liability account at December 31, 2002 of $1,496,800 (1/2 accrued by Crested) is believed by management to be adequate. The Company and USE are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen
L. Larsen building, and by posting cash bonds.

     GMMV
     ----

     During fiscal 1991, the Company and USE acquired mineral properties on Green Mountain known as the Big Eagle Property. The GMMV also acquired a uranium mill known as the Sweetwater Mill. As part of the settlement of the GMMV litigation with Kennecott in September 2000, the Company was released from any and all reclamation and environmental obligations related to the GMMV except the Ion Exchange Plant. During fiscal 2002, the Company and USE completed the required reclamation on the Ion Exchange Plant. A final reclamation report has been submitted to the regulatory agencies. Although this report has not been audited by the regulatory agency, no further reclamation cost is anticipated.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


     SUTTER GOLD MINING COMPANY
     --------------------------

     SGMC's mineral properties are currently on shut down status and have never been in production. Reclamation obligations are covered by a $27,800 reclamation cash bond which SGMC has recorded as a reclamation liability as of December 31, 2002.

     PLATEAU RESOURCES, LIMITED
     --------------------------

     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational. As of December 31, 2002, Plateau held a cash deposit for reclamation in the amount of $8,939,300 which management believes will satisfy the obligation of reclamation.

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

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


K.   TRANSITION PERIOD COMPARATIVE DATA

     The following table presents certain financial information for the seven months ended December 31, 2002 and 2001, respectively:

                                                          Seven Months Ended
                                                             December 31,
                                                    ------------------------------
                                                        2002              2001
                                                    ------------      ------------
                                                                       (Unaudited)

     Revenues                                       $       --        $       --

     Costs and expenses                                  102,400           117,000
                                                    ------------      ------------
     Loss before equity in affiliates                   (102,400)         (117,000)

     Equity in loss in affiliates                     (1,055,000)         (998,200)
                                                    ------------      ------------
     Loss before income taxes                         (1,157,400)       (1,115,200)

     Provision for income taxes                             --                --
     Net loss                                       $ (1,157,400)     $ (1,115,200)
                                                    ============      ============

     PER SHARE DATA:
          Revenues                                  $       --        $       --

          Costs and expenses                                0.01              0.01
                                                    ------------      ------------
          Loss before equity loss                          (0.01)            (0.01)

          Equity in loss of affiliates                     (0.06)            (0.06)
                                                    ------------      ------------
          Loss before income taxes                         (0.07)            (0.07)

          Provision for income taxes                        --                --
                                                    ------------      ------------
          Net loss basic and diluted                $      (0.07)     $      (0.07)
                                                    ============      ============

     Weighted average common shares outstanding

          Basic                                       17,099,276        17,073,330
                                                    ============      ============
          Diluted                                     17,099,276        17,073,330
                                                    ============      ============

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


M.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           Three Months Ended
                                   Month Ended      ------------------------------
                                  December 31,      November 30,       August 31,
                                      2002              2002             2002
                                  ------------      ------------      ------------
Operating revenues                $       --        $       --        $       --

Operating loss                         (21,500)          (42,400)          (38,500)

Equity in loss from affiliate         (240,300)         (468,200)         (346,500)
                                  ------------      ------------      ------------

Net loss                          $   (261,800)     $   (510,600)     $   (385,000)
                                  ============      ============      ============

Loss per share, basic             $      (0.02)     $      (0.03)     $      (0.02)
                                  ============      ============      ============

Basic weighted average
     shares outstanding             17,099,276        17,099,276        17,099,276
                                  ============      ============      ============

Loss per share, diluted           $      (0.02)     $      (0.03)     $      (0.02)
                                  ============      ============      ============

Diluted weighted average
     shares outstanding             17,099,276        17,099,276        17,099,276
                                  ============      ============      ============

                                                          Three Months Ended
                                  ------------------------------------------------------------------
                                     May 31,        February 28,      November 30,       August 31,
                                      2002               2002             2001              2001
                                  ------------      ------------      ------------      ------------

Operating revenues                $       --        $       --        $       --        $       --

Operating loss                         (37,300)          (38,300)          (51,400)          (48,000)

Equity in loss from affiliate         (505,800)         (502,800)         (237,100)         (578,200)
                                  ------------      ------------      ------------      ------------

Net loss                          $   (543,100)     $   (541,100)     $   (288,500)     $   (626,200)
                                  ============      ============      ============      ============

Loss per share, basic             $      (0.03)     $      (0.03)     $      (0.02)     $      (0.04)
                                  ============      ============      ============      ============

Basic weighted average
     shares outstanding             17,073,330        17,073,330        17,073,330        17,073,330
                                  ============      ============      ============      ============

Loss per share, diluted           $      (0.03)     $      (0.03)     $      (0.02)     $      (0.04)
                                  ============      ============      ============      ============

Diluted weighted average
     shares outstanding             17,073,330        17,073,330        17,073,330        17,073,330
                                  ============      ============      ============      ============

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


                                                             Three Months Ended
                                     ------------------------------------------------------------------
                                        May 31,        February 28,      November 30,       August 31,
                                         2001               2001             2000              2000
                                     ------------      ------------      ------------      ------------

Operating revenues                   $ (3,614,700)     $     14,900      $  3,583,100      $     16,700

Operating (loss) income                   452,700           (28,700)        3,530,500           (63,000)

Equity in loss from affiliate          (1,209,000)         (540,700)         (406,100)         (340,900)
                                     ------------      ------------      ------------      ------------

Net (loss) earnings                  $   (945,400)     $   (569,400)     $  3,124,400      $   (403,900)
                                     ============      ============      ============      ============

(Loss) earnings per share, basic     $      (0.09)     $      (0.06)     $       0.30      $      (0.04)
                                     ============      ============      ============      ============

Basic weighted average
     shares outstanding                10,448,505        10,336,439        10,316,664        10,316,664
                                     ============      ============      ============      ============

(Loss) income per share, diluted     $      (0.09)     $      (0.06)     $       0.30      $      (0.04)
                                     ============      ============      ============      ============

Diluted weighted average
     shares outstanding                10,448,505        10,336,439        10,381,664        10,316,664
                                     ============      ============      ============      ============

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2003, under the captions "Proposal 1: Election of Directors," Filing of Reports Under Section 16(a)," and"Business Experience and Other Directorships of Directors and Nominees." The information regarding the remaining executive officers follows:

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

     The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of Crested who is not also a director.

     ROBERT SCOTT LORIMER, age 52, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both of these companies since May 25, 1991, their Treasurer since December 15, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of Use or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2003, under the caption "Director's Fees and Other Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2003, under the caption "Principal Holders of Voting Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2003, under the caption "Certain Relationships and Related Transactions."

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13A-14 of the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely identifying material information potentially required to be included in the Company's SEC filings.

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

     There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions required with regard to significant deficiencies and material weaknesses.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, REPORTS AND FORM 8-K.

(a)  The following financial statements are filed as a part of this Report as
     Item 8:

                                                                        Page No.
                                                                        --------
(1)  Financial Statements

     Registrant and Affiliate

     Report of Independent Public Accountants
     Grant Thornton LLP.......................................................40

     Report of Independent Public Accountants
     Arthur Andersen LLP......................................................41

     Balance Sheets - December 31, 2002,
           May 31, 2002 and 2001..............................................42

     Statements of Operations
     for the Seven Months Ended December 31, 2002
     and the Years Ended May 31, 2002, 2001 and 2000..........................43

     Statements of Shareholders'
     Deficit for the Seven Months Ended December 31, 2002
     and the Years Ended May 31, 2002, 2001 and 2000..........................44

     Statements of Cash Flows
     for the Seven Months Ended December 31, 2002
     and the Years Ended May 31, 2002, 2001 and 2000..........................45

     Notes to Financial Statements.........................................46-66

(2) N/A

(3) Exhibits Required to be Filed.

Exhibit                                                            Sequential
  No.          Title of Exhibit                                      Page No.
-------        ----------------                                    ----------

  3.1          Restated Articles of Incorporation............................[1]

  3.2 - 3.3    [intentionally left blank]

  3.4          By-Laws.......................................................[2]

  4.1          USE 1998 Incentive Stock Option Plan
               and Form of Stock Option Agreement........................... [6]

  4.2          Form of Stock Option Agreement and
               Schedule, Options granted 1992 ...............................[4]

  4.3          Form of Stock Option Agreement and
               Schedule, Options granted 1/96................................[4]

  4.4          USE Restricted Stock Bonus Plan
               as Amended through 2/94.......................................[4]

  4.5          Amendment to USE 1998 Incentive Stock Option Plan
               (To Include Family Transferability of Options
               Under SEC Rule 16b)...........................................[9]

  4.6          Form of Stock Option Agreement and
               Schedule, Options granted January 10, 2001....................[9]

  4.7          USE 1996 Stock Award Program (Plan)...........................[5]

  4.8          USE Restated 1996 Stock Award Plan and Amendment
               to USE 1990 Restricted Stock Bonus Plan.......................[5]

  4.9          USE 2001 Stock Award Plan....................................[10]

  10.1         Promissory Note from Crested to USE (5/31/97).................[5]

  10.2         Management Agreement - USE - CC...............................[3]

  10.3         Joint Venture Agreement - Registrant and USE..................[2]

  10.4 - 10.58  [intentionally left blank]

  10.59        Closing Agreement - Addendum to Agreement
               for Purchase and Sale of Assets (see Exhibit 10.60)...........[9]

  10.60        Agreement for Purchase and Sale of Assets
               (Rocky Mountain Gas, Inc. and Quantum Energy LLC) ............[7]

  10.61        Purchase and Sale Agreement
               CCBM, Inc. (subsidiary of Carrizo Oil & Gas, Inc.)
               and Rocky Mountain Gas, Inc..................................[10]

  10.62        Purchase and Sale Agreement
               Bobcat Property (Rocky Moutain Gas, Inc.)....................[10]

  16           Concurrence Letter from Arthur Andersen LLP
               on Change of Accounting Firms.................................[8]

  21           Subsidiaries of Registrant....................................[9]

  99.1         Certification Pursuant to 18 U.S.C. Section 1350
               As Adopted Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002..............................75

  99.2         Summary of Reserve Report of Ryder Scott Company,
               as of December 31, 2002........................................77

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

     [4] Incorporated by reference from the like-numbered exhibits of the Registrant's Form 10-K for the year ended May 31, 1996.

     [5] Incorporated by reference from the like-numbered exhibits of the Registrant's Form 10-K for the year ended May 31, 1997.

     [6] Incorporated by reference from the like-numbered exhibits of the Registrant's Form 10-K for the year ended May 31, 1998.

     [7] Incorporated by reference from the like-number exhibit of the Registrant's Form 10-K for the year ended May 31, 2000.

     [8] Incorporated by reference from the like-number exhibit of the Registrant's 8-K filed on February 8, 2001.

     [9] Incorporated by reference from the like-number exhibit of the Registrant's Form 10-K for the year ended May 31, 2001.

     [10} Incorporated by reference from the like-number exhibit of the Registrant's Form 10-K for the year ended May 31, 2002.

(b)  Reports filed on Form 8-K.

     During the transition period ended December, the Registrant filed two reports on Form 8-K dated December 9, 2002 and December 18, 2002

(c) Required exhibits follow the signature page and are listed above under Item 15 (a)(3).

(d)  Required financial statement schedules are listed and attached hereto in
Item 15(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CRESTED CORP.
                                                 (Registrant)


Date:    March 26, 2003                     By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN,
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    March 26, 2003                     By:    /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN, Director


Date:    March 26, 2003                     By:    /s/  Daniel P. Svilar
                                                 -------------------------------
                                                 DANIEL P. SVILAR, Director


Date:    March 26, 2003                     By:    /s/  Michael D. Zwickl
                                                 -------------------------------
                                                 MICHAEL D. ZWICKL, Director


Date:    March 26, 2003                     By:    /s/  Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer

                                  CERTIFICATION

     I, Robert Scott Lorimer, certify that:

1.   I have reviewed this transition report on Form 10-K of Crested Corp.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

     c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 26th day of March, 2003.


                                              /s/  Robert Scott Lorimer
                                            ------------------------------------
                                            Robert Scott Lorimer
                                            Chief Financial Officer

     CERTIFICATION

     I, John L. Larsen, certify that:

1.   I have reviewed this transition report on Form 10-K of Crested Corp.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

     c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 26th day of March, 2003.


                                              /s/  John L. Larsen
                                            ------------------------------------
                                            John L. Larsen,
                                            Chief Executive Officer