Form 10-K/A
period 2002-12-31
CRESTED CORP
filed 2003-04-03
CIK 25657

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

     Subject to production of coalbed methane gas by July 2003, an independent reserve evaluation for the Clearmont prospect will be completed in the third or fourth quarter 2003. This prospect was acquired as unexplored acreage in former fiscal year 2001; drilling started there in former fiscal year 2002. The dewatering process at Clearmont is underway. See "Acquisition and Exploration Capital Expenditures" below.

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

     The following table shows certain information regarding the gross costs incurred by RMG

                                  Seven Months Ended
                                     December 31,               Year Ended May 31,
                                        2002                 2002               2001
                                   -------------         -----------        -----------
          Acquisition costs        $     936,200         $   192,600        $   870,600
          Exploration                     97,200              87,400            283,900
                                   $   1,033,400         $   280,000        $ 1,154,500

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

     Prospects are evaluated for coal potential using available public and industry data, taking into account proximity to other positions held by RMG and existing or planned gas transmission lines, and whether drilling and production permits can be obtained and the costs thereof. The final decision to acquire a prospect is made by the president of RMG. Well drilling and testing is done by outside contract drilling companies. Drilling results (cores, gas and water flow rates, and other data) are evaluated by RMG staff, using customary technical methods, to determine if any zones encountered in the well should be completed for production. Completion requires setting casing pipe down to the zone(s), installing pumps, and installing and setting up the necessary surface equipment (for example, water disposal lines and water holding tanks for evaluation wells in Montana, pending production permitting approval and water holding ponds in Wyoming), and dewatering the well sufficiently so production can start. The decision whether to complete the well is made by RMG's president.

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


TABLE 2                                      ROCKY MOUNTAIN GAS, INC.


-----------------------------------------------------------------------------------------------------------------------
   Prospect           FY 2001               FY 2002              New Year 2002                TOTAL           Remaining
                 (6/1/00-5/31/01)      (6/1/01-5/31/02)        (6/1/02-12/31/02)                               Permits
                 Wells       $         Wells        $            Wells       $          Wells        $
-----------------------------------------------------------------------------------------------------------------------
Castle Rock        3    $  283,900      19    $  2,500,000      0    $      4,300      22    $  2,788,200        16
-----------------------------------------------------------------------------------------------------------------------
Kirby              0           -0-       0             -0-      0             -0-       0             -0-         8
-----------------------------------------------------------------------------------------------------------------------
Oyster Ridge       2       150,500       5         464,200      0           3,400       7         618,100         0
-----------------------------------------------------------------------------------------------------------------------
Clearmont          0           -0-      28       1,470,400      5         474,700       33***   1,945,100        61
-----------------------------------------------------------------------------------------------------------------------
Arvada             0           -0-       1          64,800      0             -0-       1          64,800         6
-----------------------------------------------------------------------------------------------------------------------
Bobcat             0           -0-      **                      7         528,500       7         528,500        14
-----------------------------------------------------------------------------------------------------------------------
TOTAL              5    $  434,400      53    $  4,499,400     12    $  1,010,900      70    $  5,944,700        105
-----------------------------------------------------------------------------------------------------------------------

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

     NEW OPTIONS ACREAGE

     In December 2002, RMG signed an option to acquire producing, proven and undeveloped CBM properties from an undisclosed party. The optioned properties are reported to be producing CBM from 184 wells producing from various coal seams ranging from 400 to 500 feet in depth. Working interest in these wells range from 27% to 100% and net revenue interest ranges from 21% to 98%. Deeper coals could be prospective for development, and operational and infrastructure improvements (and drilling more wells) could enhance current production. The properties include various gas gathering contracts, gas purchasing contracts and additional drilling permits. This option expires April 15, 2003.

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

TABLE 3
                                             ROCKY MOUNTAIN GAS, INC.


------------------------------------------------------------------------------------------------------------------------------
                            Gross Leased     Net Leased      Net Leased     Net Leased        Net Leased from     Net Leased
Prospect                    Acres            Acres           from BLM       from State of     State of            from Private
                                                                             Wyoming          Montana             Owners
------------------------------------------------------------------------------------------------------------------------------
Castle Rock                   123,840         111,567         55,104            0                10,860             45,603
------------------------------------------------------------------------------------------------------------------------------
Kirby                         81,494          75,122          33,305            0                4,056              37,761
------------------------------------------------------------------------------------------------------------------------------
Oyster Ridge*                 21,536          21,536          17,107          1,229                0                 3,200
------------------------------------------------------------------------------------------------------------------------------
Clearmont                      6,465           3,905            0              640                 0                 3,265
------------------------------------------------------------------------------------------------------------------------------
Sussex                          640             640             0              640                 0                   0
------------------------------------------------------------------------------------------------------------------------------
Finley                          160             160             0              160                 0                   0
------------------------------------------------------------------------------------------------------------------------------
Baggs North                     120             120             0              120                 0                   0
------------------------------------------------------------------------------------------------------------------------------
Gillette North                  80              80              0               80                 0                   0
------------------------------------------------------------------------------------------------------------------------------
Arvada                         1,900           1,700          1,200             0                  0                  500
------------------------------------------------------------------------------------------------------------------------------
Bobcat - Undeveloped            180             180             0               0                  0                  180
------------------------------------------------------------------------------------------------------------------------------
Total Undeveloped Acres       236,415         215,010        106,716         2,869              14,916             90,509
------------------------------------------------------------------------------------------------------------------------------
Bobcat - Developed             1,760           1,760            0               0                  0                 1,760
------------------------------------------------------------------------------------------------------------------------------
Total Acres                   238,175         216,770        106,716         2,869              14,916             92,269
------------------------------------------------------------------------------------------------------------------------------

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

CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, the Company and USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities' and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by the Company and USE in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The parties agreed to settle the litigation, with the Company and USE receiving $25,000 cash and unencumbered title to two commercial real estate lots covering seven acres in Gunnison, Colorado, and unencumbered title to five development lots covering 175 acres north of Gunnison, Colorado. There is a dispute as to the settlement terms and the parties are negotiating further on those issues.

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

                                   December 31,                                   For Years Ended May 31,
                           ----------------------------   -------------------------------------------------------------------------
                               2002           2001           2002           2001            2000            1999           1998
                               ----           ----           ----           ----            ----            ----           ----
Revenues                   $    --         $   --         $    --        $ 3,891,500    $    73,100    $     86,800    $    270,800
Income (loss) before
   equity in (loss)
   of affiliates
   and income taxes           (102,400)       (117,000)      (175,000)     3,702,400       (194,600)       (786,100)         58,500
Equity in (loss) gain
   of affiliates            (1,055,000)       (998,200)    (1,823,900)    (2,496,700)    (5,085,200)     (1,165,600)      1,151,000

Net income (loss)          $(1,157,400)    $(1,115,200)   $(1,998,900)   $ 1,205,700    $(5,279,800)   $ (1,951,700)   $  1,209,500

Net income (loss)
   per share               $     (0.07)    $     (0.07)   $     (0.12)   $       .12    $      (.51)   $       (.19)   $        .12

Cash dividends per share   $       -0-     $      -0-     $       -0-    $       -0-    $       -0-    $        -0-    $        -0-

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




                                       ARTHUR ANDERSEN LLP


Denver, Colorado,
September 11, 2000

                                  CRESTED CORP.
                                  BALANCE SHEET
                                     ASSETS

                                                         December 31,                May 31,
                                                       --------------    ------------------------------
                                                            2002             2002               2001
                                                       --------------    ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                           $      3,300      $      3,300      $      3,200

INVESTMENTS IN AFFILIATES                                 5,876,600         6,038,700         6,205,800

PROPERTIES AND EQUIPMENT:
   Equipment                                                 10,000            10,000            10,000
   Developed oil properties, full cost method               886,800           886,800           886,800
                                                       ------------      ------------      ------------
                                                            896,800           896,800           896,800
   Less accumulated depreciation,
     depletion and amortization                            (886,800)         (886,800)         (886,800)
                                                       ------------      ------------      ------------
                                                             10,000            10,000            10,000
OTHER ASSETS:
     Other assets                                              --               2,100             2,100
                                                       ------------      ------------      ------------
                                                       $  5,889,900      $  6,054,100      $  6,221,100
                                                       ============      ============      ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Debt to affiliate                                 $  8,553,900      $  7,560,700      $  5,740,200

COMMITMENT TO FUND
    EQUITY INVESTEES                                        215,600           215,600           215,600

RECLAMATION LIABILITY                                       748,400           748,400           748,400

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

                                  CRESTED CORP.
                            STATEMENTS OF CASH FLOWS

                                                      Seven Months Ended
                                                          December 31,                  Year Ended May 31,
                                                          ------------     ---------------------------------------------
                                                              2002            2002             2001             2000
                                                          -----------      -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $(1,157,400)     $(1,998,900)     $ 1,205,700      $(5,279,800)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Equity in loss of affiliates                         1,055,000        1,823,900        2,496,700        5,085,200

       Deferred GMMV purchase option                             --               --         (2,000,000)            --
       Non-cash compensation                                     --             11,400            9,600           12,800
       Net changes in assets and liabilities                    2,100             --               --             69,500
                                                          -----------      -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                     (100,300)        (163,600)       1,712,000         (112,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in affiliates                                 (892,900)      (1,656,800)      (2,360,300)      (1,253,400)
   Proceeds from sale of property and equipment                  --               --            138,500             --
                                                          -----------      -----------      -----------      -----------
NET CASH (USED IN)
    INVESTING ACTIVITIES                                     (892,900)      (1,656,800)      (2,221,800)      (1,253,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt to affiliates                   993,200        1,820,500          510,000        1,323,700
                                                          -----------      -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          --                100              200          (42,000)

CASH AND CASH EQUIVALENTS,
   Beginning of period                                          3,300            3,200            3,000           45,000
                                                          -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS,
   End of period                                          $     3,300      $     3,300      $     3,200      $     3,000
                                                          ===========      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                          $      --        $      --        $      --        $      --
                                                          ===========      ===========      ===========      ===========
   Income taxes paid                                      $      --        $      --        $      --        $      --
                                                          ===========      ===========      ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:

   Issuance of common stock to directors
     for services rendered                                $      --        $    11,400      $     9,600      $    12,800
                                                          ===========      ===========      ===========      ===========
   Issuance of stock for affiliate debt                   $      --        $      --        $ 3,000,000      $      --
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
                     ===========         ===========      ===========      ===========


                       CONDENSED COMBINED BALANCE SHEETS:
                                EQUITY INVESTEES

                                       Seven Months Ended
                                          December 31,              Year Ended May 31,
                                          ------------        ---------------------------
                                               2002              2002             2001
                                          ------------        -----------     -----------

     Current assets                        $20,112,900        $18,601,900     $15,782,300
     Non-current assets                     16,619,900         22,256,700      18,850,100
                                           -----------        -----------     -----------
                                           $36,732,800        $40,858,600     $34,632,400
                                           ===========        ===========     ===========

     Current liabilities                   $ 5,872,700        $ 4,787,300     $ 6,050,100
     Reclamation and other liabilities      13,319,600         12,812,700      14,168,500
     Excess in assets                       17,540,500         23,258,600      14,413,800
                                           -----------        -----------     -----------
                                           $36,732,800        $40,858,600     $34,632,400
                                           ===========        ===========     ===========


                  CONDENSED COMBINED STATEMENTS OF OPERATIONS:
                                EQUITY INVESTEES

                                Seven Months Ended
                                   December 31,                     Year Ended May 31,
                                   ------------      ------------------------------------------------
                                      2002               2002              2001              2000
                                   ------------      ------------      ------------      ------------

     Revenues                      $    563,500      $  1,250,500      $  8,249,900      $  5,187,000
     Costs and expenses              (3,939,200)       (8,565,500)      (10,794,400)      (16,310,200)
     Other income and expenses         (309,600)          682,500           242,600           213,500
                                   ------------      ------------      ------------      ------------
     Net loss                      $ (3,685,300)     $ (6,632,500)     $ (2,301,900)     $(10,909,700)
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
                                  ============      ============      ============      ============

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002 AND MAY 31, 2002
                                   (CONTINUED)


                                                             Three Months Ended
                                     ------------------------------------------------------------------
                                        May 31,        February 28,      November 30,       August 31,
                                         2001               2001             2000              2000
                                     ------------      ------------      ------------      ------------

Operating revenues                   $ (3,614,700)     $     14,900      $  3,583,100      $     16,700

Operating (loss) income                   263,600           (28,700)        3,530,500           (63,000)

Equity in loss from affiliate          (1,209,000)         (540,700)         (406,100)         (340,900)
                                     ------------      ------------      ------------      ------------

Net (loss) earnings                  $   (945,400)     $   (569,400)     $  3,124,400      $   (403,900)
                                     ============      ============      ============      ============

(Loss) earnings per share, basic     $      (0.09)     $      (0.06)     $       0.30      $      (0.04)
                                     ============      ============      ============      ============

Basic weighted average
     shares outstanding                10,448,505        10,336,439        10,316,664        10,316,664
                                     ============      ============      ============      ============

(Loss) income per share, diluted     $      (0.09)     $      (0.06)     $       0.30      $      (0.04)
                                     ============      ============      ============      ============

Diluted weighted average
     shares outstanding                10,448,505        10,336,439        10,381,664        10,316,664
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

  99.2         Summary of Reserve Report of Ryder Scott Company,
               as of December 31, 2002.........................................*

*  Previously Filed
By Reference


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

                                                 CRESTED CORP.
                                                 (Registrant)


Date:    April 2, 2003                      By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN,
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    April 2, 2003                      By:    /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN, Director


Date:    April 2, 2003                      By:    /s/  Daniel P. Svilar
                                                 -------------------------------
                                                 DANIEL P. SVILAR, Director


Date:    April 2, 2003                      By:    /s/  Michael D. Zwickl
                                                 -------------------------------
                                                 MICHAEL D. ZWICKL, Director


Date:    April 2, 2003                      By:    /s/  Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer

                                  CERTIFICATION

     I, Robert Scott Lorimer, certify that:

1.   I have reviewed this amended transition report on Form 10-K/A of Crested
Corp.;

2. Based on my knowledge, this amended transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended transition report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended transition report (the "Evaluation Date"); and

     c. presented in this amended transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 2nd day of April, 2003.


                                                   /s/  Robert Scott Lorimer
                                                 -------------------------------
                                                 Robert Scott Lorimer
                                                 Chief Financial Officer

                                  CERTIFICATION

     I,   John L. Larsen, certify that:

1.   I have reviewed this amended transition report on Form 10-K/A of Crested
Corp.;

2. Based on my knowledge, this amended transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended transition report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended transition report (the "Evaluation Date"); and

     c. presented in this amended transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 2nd day of April, 2003.


                                                   /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen,
                                                 Chief Executive Officer