Form 10-Q
period 2003-03-31
CRESTED CORP
filed 2003-05-20
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2003 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission  file  number  0-8773

                                  CRESTED CORP.
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)

           Colorado                                          84-0608126
-------------------------------------              -----------------------------
(State or other jurisdiction of                           (I.R.S.  Employer
incorporation  or organization)                          Identification  No.)

  877 North 8th West, Riverton, WY                              82501
-------------------------------------              -----------------------------
(Address of principal executive offices)                     (Zip Code)

Company's telephone number, including area code:          (307)  856-9271
                                                   -----------------------------

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

                         YES    X     NO
                               ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding  at  May  13,  2003
----------------------------------         -------------------------------------
Common  stock,  $.01  par  value                     17,133,098  Shares

                                  CRESTED CORP.

                                      INDEX

                                                                       Page  No.
PART  I.     FINANCIAL  INFORMATION

ITEM  1.     Financial  Statements.

             Condensed  Balance  Sheets
               March  31,  2003  and  December  31,  2002. . . . . . . . . . . 3

             Condensed  Statements  of  Operations
               Three  Months  Ended  March  31,  2003  and  2002. . . . . . . .4

             Condensed  Statements  of  Cash  Flows
               Three  Months  Ended  March  31,  2003  and  2002. . . . . . . .5

             Notes  to  Condensed  Financial  Statements. . . . . . . . . . .6-7

ITEM  2.     Management's  Discussion  and  Analysis  of
               Financial  Condition  and  Results  of  Operations. . . . . .8-10

ITEM  4.     Controls  and  Procedures. . . . . . . . . . . . . . . . . . .10-11

PART  II.    OTHER  INFORMATION

ITEM  1.     Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . .12

ITEM  2.     Changes  in  Securities  and  Use  of  Proceeds. . . . . . . . . 12

ITEM  6.     Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . 12

             Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .13

             Certifications. . . . . . . . . . . . . . . . . . . . . . . . 14-15

                          PART I. FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                                  CRESTED CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                   March 31,       December 31,
                                                     2003              2002
                                                  -----------     --------------
                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                       $     3,300     $       3,300

INVESTMENTS IN AFFILIATES                           5,673,800         5,876,600

PROPERTIES AND EQUIPMENT                              896,800           896,800
  Less accumulated depreciation
  depletion and amortization                         (886,800)         (886,800)
                                                 -------------  ----------------
                                                       10,000            10,000
                                                 -------------  ----------------
                                                  $ 5,687,100   $     5,889,900
                                                 =============  ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt to affiliate  $ 8,751,500  $      8,553,900

COMMITMENT TO FUND EQUITY INVESTEES                   215,600           215,600

ASSET RETIREMENT OBLIGATION                         1,064,900           748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
  15,000 shares issued, forfeitable until earned       10,100            10,100

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; unlimited shares
  authorized
    17,115,137 and 17,099,276 issued and outstanding   17,200            17,200
  Additional paid-in capital                       11,804,800        11,795,200
  Accumulated deficit                             (16,177,000)      (15,450,500)
                                                 -------------  ----------------
TOTAL SHAREHOLDERS' EQUITY                         (4,355,000)       (3,638,100)
                                                 -------------  ----------------
                                                  $ 5,687,100  $      5,889,900
                                                 =============  ================

            See accompanying notes to condensed financial statements.
                                        3

                                  CRESTED CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                             --------------------------
                                                 2003          2002
                                                ------        ------
REVENUES:                                    $      --   $        --

COSTS AND EXPENSES:
  Accretion of asset retirement obligations       22,700          --
  General and administrative                      36,500        36,300
                                             ------------  ------------
                                                  59,200        36,300
                                             ------------  ------------

LOSS BEFORE EQUITY LOSS, PROVISION
  FOR INCOME TAXES AND CUMMULATIVE
  EFFECT OF ACCOUNTING CHANGE                    (59,200)      (36,300)

EQUITY IN LOSS OF AFFILIATES                    (373,500)     (628,600)
                                             ------------  ------------

LOSS BEFORE PROVISION FOR INCOME
  TAXES AND CUMMULATIVE
   EFFECT OF ACCOUNTING CHANGE                  (432,700)     (664,900)

PROVISION FOR INCOME TAXES                          --            --
                                             ------------  ------------

LOSS BEFORE CUMMULATIVE EFFECT
  OF ACCOUNTING CHANGE                          (432,700)     (664,900)

CUMMULATIVE EFFECT OF ACCOUNTING CHANGE         (293,800)         --
                                             ------------  ------------

NET LOSS                                     $  (726,500)  $  (664,900)
                                             ============  ============

PER SHARE DATA:
NET LOSS PER SHARE, BASIC AND DILUTED
  FROM CONTINUED OPERATIONS                  $     (0.02)  $     (0.04)
  FROM EFFECT OF ACCOUNTING CHANGE                 (0.02)         --
                                             ------------  ------------
                                             $     (0.04)  $     (0.04)
                                             ============  ============

BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                       17,115,137    17,073,330
                                             ============  ============

DILUTED WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                       17,115,137    17,073,330
                                             ============  ============

            See accompanying notes to condensed financial statements.
                                        4

                                  CRESTED CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Three Months Ended
                                                   March 31,
                                                   ---------

                                                    2003        2002
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (726,500)    $  (664,900)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity in loss of affiliates                     373,500         628,600
      Accretion of asset retirement obligation          22,700           --
      Noncash cummulative effect
        of accounting change                           293,800           --
      Noncash compensation                               9,600           --
                                                   ------------    -----------

NET CASH USED IN OPERATING ACTIVITIES                  (26,900)        (36,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates                            (170,700)       (295,700)

CASH FLOWS FROM FINANCING ACTIVITES:
  Net activity on debt to affiliate                    197,600         332,000
                                                   ------------    -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                    --             --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    3,300           3,300
                                                   ------------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $     3,300       $   3,300
                                                   ============    ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                    $      --       $     --
                                                   ============    ===========

  Income tax paid                                  $      --       $     --
                                                   ============    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of stock to outside directors           $     9,600       $     --
                                                   ============    ===========

            See accompanying notes to condensed financial statements.
                                        5

                                  CRESTED CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of March 31, 2003 and the Condensed Statements of Operations and Cash Flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company without audit. The Condensed Balance Sheet at December 31, 2002, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K/A for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principle in 2003) necessary to fairly present the financial position of the Company as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2002 Form 10-K/A. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     3) Debt at March 31, 2003 and December 31, 2002, consists of debt payable to the Company's parent U.S. Energy Corp. ("USE") of $8,751,500 and $8,553,900, respectively

     4) The asset retirement obligation of $1,064,900 represents the Company's share of the liability at the Sheep Mountain Mines in the Crooks Gap Mining District. This reclamation work will be performed over several years. The Company has pledged its interest in certain real estate that it jointly owns with USE to bond this reclamation obligation.

     5) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share, is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three months ended March 31, 2003 and 2002 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

     6) Certain reclassifications have been made in the December 31, 2002 financial statements to conform to the classifications used in March 31, 2003.

     7) The Company has mine properties that are in a shut down mode in central Wyoming for which it is responsible for one half of the reclamation expense. These reclamation activities are scheduled to be completed over the next seven years. The Company cannot predict the exact amount of such future asset retirement obligations. Estimated future reclamation costs are based upon the Company's best engineering estimates considering legal and regulatory requirements.

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligation." The statement requires the Company to record the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred with a corresponding increase in the properties. The statement further requires that the Company review the liability each quarter to determine whether its estimates of timing or cash flows have changed as well as accrete the total liability on a quarterly basis for the passage of time.

     The Company will also deduct from the accrued liability any actual funds expended for reclamation during the quarter in which it is expended. As a result of the Company taking impairment allowances in prior periods on its shut down mining properties, it has no remaining book value for the properties. All accretion amounts will therefore be expensed in the quarter in which they are recorded.

          The following is a reconciliation of the total liability for asset retirement obligations (unaudited)

          Balance  December  31,  2002                               $   748,400
          Impact  of  adoption  of  SFAS  No.  143                       293,800
          Addition  to  Liability
          Liability  Settled
          Accretion  Expense  -  8%  discount  rate                       22,700
                                                                     -----------
          Balance  March  31,  2003                                   $1,064,900

     The following table shows what the Company's net loss and net loss per share would have been in the first quarter of 2002 if the provisions of SFAS No. 143 had been applied in that period, compared with net loss and net loss per share recorded in the first quarter of 2003.


                                           Three months ended March 31,
                                        ----------------------------------
                                               2003           2002
                                               ----           ----
NET LOSS:
  Reported net loss                       $   (726,500)   $   (664,900)
  Cummulative effect of adoption
    of SFAS No. 143                            293,800          --
  Pro-Forma SFAS No. 143 accretion               --            (22,300)
                                          -------------   -------------
Adjusted net loss:                        $   (432,700)   $   (687,200)
                                          =============   =============

PER SHARE OF COMMON STOCK:
  Reported net loss                       $      (0.04)   $      (0.04)
  Cummulative effect of adoption
    of SFAS No. 143                               0.02          --
  Pro-Forma SFAS No. 143 accretion              --              --
Adjusted net loss:                        $      (0.02)   $      (0.04)
                                          =============   =============


     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

                                  CRESTED CORP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

     The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 2003 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.

OVERVIEW  OF  BUSINESS

     The Company has interests in a uranium mine and mill in Southern Utah; uranium mines in central Wyoming; a gold property in California; coalbed methane properties in the Powder River Basin in Wyoming and Montana, and various real estate including a townsite near Lake Powell, Utah. The mine properties are all in a shut down mode. All these businesses are operated in conjunction with the Company's parent, U.S. Energy Corp. ("USE") through a joint venture between the two companies, the USECB Joint Venture ("USECB"). The Company accounts for USECB using the equity method of accounting.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

     RECLAMATION LIABILITIES - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties based on the current estimate of the future reclamation costs as determined by internal and external experts.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     SFAS NO. 143 - The Company has implemented the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003. The statement requires the Company to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. The Company's reclamation liabilities on its mining properties are subject to SFAS No. 143. See note 7 of the interim financial statements for  details  of  the  adoption.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities." Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interest acquired before February 1, 2003 must follow the new rules in accounting periods beginning after June 15, 2003. The Company is currently evaluating the impact FIN 46 is expected to have on the Company's financial condition or results of operations.

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's working capital deficit at December 31, 2002 of $8,550,600 increased to a working capital deficit of $8,748,200 at March 31, 2003. This decrease of $197,600 in working capital was caused by increased debt to USE as a result of USE funding the Company's obligations for the various ventures in which they operate jointly.

     Operations during the three months ended March 31, 2003 and 2002 consumed $26,800 and $36,300, respectively. Financing activities during the three months ended March 31, 2003 and 2002 generated $197,600 and 332,000, respectively. Cash consumed in investing activities of $170,700 at March 31, 2003 and $295,700 at December 31, 2002 was as a result of Crested using the cash provided by USE to fund its portion of operating costs in investments jointly owned with USE.

CAPITAL  RESOURCES

     The Company and USE have a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At March 31, 2003, the total amount of the line of credit was available to the Company and USE. The line of credit is being used for short term working capital needs associated with operations.

     The Company's cash resources at March 31, 2003 will not be sufficient to sustain operations during 2003. The Company will continue to rely upon funding from USE to meet its operating and administration capital requirements. The Company may receive funds from a settlement of the Sheep Mountain Partners
("SMP") legal issues with Nukem, Inc. and its affiliates. Additionally, the Company may sell additional equipment or an interest in its various mineral properties, which are jointly owned with USE to fund its capital requirements.



CAPITAL  REQUIREMENTS

     The Company and USE jointly fund the holding costs of the Sheep Mountain uranium mines; the Plateau uranium mine and mill; costs associated with their joint real estate; commercial operations and the development of the Rocky Mountain Gas, Inc. ("RMG") natural gas properties.

     The Company and USE, through RMG, have obligations to make delay rental payments on RMG's portion of natural gas leases. RMG has entered into various agreements with industry partners where a portion or all of its drilling commitments on the natural gas properties are carried. The Company and USE through RMG continue to seek additional funding sources to expand the natural gas business.

     The Company owes USE $8,751,500 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to repay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date, USE has not called the debt and has agreed not to call the debt.

     It is not anticipated that any of the Company's working capital will be used for the reclamation of any of its interests in mineral properties. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond, which is secured by a pledge of certain of the Company and USE's real estate assets. The reclamation bond amount is reviewed annually by State regulatory agencies.

RESULTS  OF  OPERATIONS

     The Company had no revenues during the three months ended March 31, 2003 and 2002.

     Costs and expenses for the quarter ended March 31, 2003, increased by $22,900 from those reported during the same quarter of the previous year. The main reason for the increase was the accretion of reclamation costs of $22,700 during the quarter ended March 31, 2003. This expense was as a result of the Company adopting SFAS No. 143 on January 1, 2003. The Company recorded equity losses from USECB and RMG of $373,500 and $628,600 for the three months ended March 31, 2003 and 2002, respectively.

     Operations for the three months ended March 31, 2003, resulted in a loss of $726,500 as compared to a loss of $664,900 for the three months ended March 31, 2002.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

     In the 90 day period before the filing of this Report, the chief executive and chief financial officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to be disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the chief executive and chief financial officers of the Company, as appropriate to allow those person to make timely decisions regarding required disclosure.

     Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

     There have been no material developments in the Legal Proceedings since they were last reported by the Company in Item 3 of its December 31, 2002 Form 10-K except in the Sheep Mountain Partners Arbitration litigation. On May 1, 2003, the Special Master filed under seal his Report of the Results of Accounting ordered by the U.S. District Court of Colorado. The details of the Report will not be made public until permitted by the Court.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          -----------------------------------------------

     During the quarter ended March 31, 2003, the Company issued 18,822 shares of restricted common stock to outside directors.

     The dollar value of the issuance was $9,600. No commissions were paid in connection with any of the issuances.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

       (a)     Exhibits.

               99.1 Certification Pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

       (b) REPORTS ON FORM 8-K. The Company filed three reports on Form 8-K for the quarter ended March 31, 2003. The events reported were as follows:

        1. The report filed on January 7, 2003, under Item 5, referenced the Company's subsidiary, Rocky Mountain Gas, Inc. (RMG) entering into an Option Agreement to acquire in excess of 10,000 gross acres of proven and undeveloped coalbed methane (CBM) properties in the Power River Basin of Wyoming;

        2. The report filed on February 7, 2003, under Item 5, referenced RMG entering into an option to acquire some 40,000 acres of CBM properties in the Powder River Basin of Wyoming, and

        3. The report filed on February 19, 2003, under Item 5, referenced the U.S. District Court of Colorado granting the Special Master in the Nukem accounting case an extension of time to file his report to April 11, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                              CRESTED  CORP.
                                              (Company)



Date:  May  13,  2003                         By:/s/ John L. Larsen
                                                 ------------------------------
                                                 JOHN  L.  LARSEN,
                                                 CHAIRMAN  and  CEO




Date:  May  13,  2003                         By:/s/ Robert Scott Lorimer
                                                 ------------------------------
                                                 ROBERT  SCOTT  LORIMER
                                                 Principal Financial Officer and
                                                 Chief  Accounting  Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to use by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED  this  13th  day  of  May,  2003.



                                               /s/ Robert Scott Lorimer
                                               ---------------------------------
                                               Robert  Scott  Lorimer,
                                               Chief  Financial  Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to use by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED  this  13th  day  of  May,  2003.



                                               /s/ John L. Larsen
                                               ---------------------------------
                                               John  L.  Larsen,
                                               Chief  Executive  Officer