Form 10-Q
period 2003-06-30
CRESTED CORP
filed 2003-08-19
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  fiscal  quarter  ended  June  30,  2003  or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period  from  ___________  to  ____________

Commission  file  number  0-8773
                                  CRESTED CORP.
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)

          Colorado                                          84-0608126
------------------------------------               -----------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
incorporation or organization)                         Identification  No.)

 877 North 8th West, Riverton, WY                             82501
------------------------------------               -----------------------------
(Address of principal executive offices)                   (Zip Code)

Company's telephone number, including area code:         (307) 856-9271
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
                                              YES    X     NO
                                                    ---         ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                              YES    X     NO
                                                    ---         ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                              YES           NO
                                                    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at August 13, 2003
---------------------------------            -----------------------------------
Common stock, $0.001 par value                                 17,133,098 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                 Page  No.
PART  I.     FINANCIAL  INFORMATION

ITEM  1.     Financial  Statements.

             Condensed  Balance  Sheets
                 June  30,  2003  and  December  31,  2002. . . . . . . . . . .3

             Condensed  Statements  of  Operations
                 Three and Six Months Ended June 30, 2003 and 2002. . . . . . .4

             Condensed  Statements  of  Cash  Flows
                 Six Months Ended June 30, 2003 and 2002. . . . . . . . . . . .5

             Notes  to  Condensed  Financial  Statements. . . . . . . . . . .6-8

ITEM  2.     Management's  Discussion  and  Analysis  of
                 Financial Condition and Results of Operations . . . . . . .9-11

ITEM  4.     Controls  and  Procedures. . . . . . . . . . . . . . . . . . .11-12

PART  II.    OTHER  INFORMATION

ITEM  1.     Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . .13

ITEM  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . .13

             Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .14

             Certifications . . . . . . . . . . . . . . . . . . . . . . . .15-18

                          PART I. FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                                  CRESTED CORP.

                            CONDENSED BALANCE SHEETS
                                     ASSETS


                                                      June 30,      December 31,
                                                        2003            2002
                                                    ------------   -------------
                                                    (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                       $       3,300   $       3,300

INVESTMENTS IN AFFILIATES                             5,169,500       5,876,600

PROPERTIES AND EQUIPMENT                                896,800         896,800
  Less accumulated depreciation,
  depletion and amortization                           (886,800)       (886,800)
                                                  --------------  --------------
                                                         10,000          10,000
                                                  --------------  --------------
                                                  $   5,182,800   $   5,889,900
                                                  ==============  ==============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                      June 30,      December 31,
                                                        2003            2002
                                                  --------------  --------------
CURRENT LIABILITIES:
  Current debt to affiliate                           9,326,400       8,553,900

COMMITMENT TO FUND EQUITY INVESTEES                     215,600         215,600

ASSET RETIREMENT OBLIGATION                           1,087,600         748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
  15,000 shares issued, forfeitable until earned         10,100          10,100

SHAREHOLDERS' DEFICIT
  Common stock, $.001 par value; unlimited shares
    authorized; 17,115,137 and 17,099,276
    shares issued and outstanding                        17,200          17,200
  Additional paid-in capital                         11,804,800      11,795,200
  Accumulated deficit                               (17,278,900)    (15,450,500)
                                                  --------------  --------------
TOTAL SHAREHOLDERS' DEFICIT                          (5,456,900)     (3,638,100)
                                                  --------------  --------------
                                                  $   5,182,800   $   5,889,900
                                                  ==============  ==============

            See accompanying notes to condensed financial statements

                                  CRESTED CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                              ------------------------ -------------------------
                                   2003        2002        2003         2002
                              ------------- ---------- ------------ ------------
                              (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
REVENUES:                     $       --   $      --   $      --    $      --

COSTS AND EXPENSES:
  Accretion of asset retirement
  obligation                        22,700        --       45,400          --
  General and administrative        52,500     37,400      89,000        75,600
                              ------------- ---------- ------------ ------------
                                    75,200     37,400      134,400       75,600
                              ------------- ---------- ------------ ------------

LOSS BEFORE EQUITY LOSS, PROVISION
  FOR INCOME TAXES AND CUMMULATIVE
  EFFECT OF ACCOUNTING CHANGE      (75,200)   (37,400)    (134,400)     (75,600)

EQUITY IN LOSS OF AFFILIATES    (1,026,800)  (505,800)  (1,400,300)  (1,008,600)
                              ------------- ---------- ------------ ------------

LOSS BEFORE PROVISION FOR INCOME
  TAXES AND CUMMULATIVE
  EFFECT OF ACCOUNTING CHANGE   (1,102,000)  (543,200)  (1,534,700)  (1,084,200)

PROVISION FOR INCOME TAXES            --          --          --           --
                              ------------- ---------- ------------ ------------

LOSS BEFORE CUMMULATIVE EFFECT
  OF ACCOUNTING CHANGE          (1,102,000)  (543,200)  (1,534,700)  (1,084,200)

CUMMULATIVE EFFECT OF
  ACCOUNTING CHANGE                   --          --      (293,800)        --
                              ------------- ---------- ------------ ------------

NET LOSS                      $ (1,102,000) $(543,200) $(1,828,500) $(1,084,200)
                              ============= ========== ============ ============

PER SHARE DATA
NET LOSS PER SHARE,
BASIC AND DILUTED
  FROM CONTINUED OPERATIONS   $      (0.06) $   (0.03) $     (0.09) $     (0.06)
  FROM EFFECT OF ACCOUNTING
  CHANGE                            *          *             (0.02)      *
  BASIC AND DILUTED           $      (0.06) $   (0.03) $     (0.11) $     (0.06)
                              ============= ========== ============ ============

BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING            17,099,276  17,074,325  17,116,634   17,075,320
                              ============= ========== ============ ============

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING            17,099,276  17,074,325  17,116,634   17,075,320
                              ============= ========== ============ ============

* Less than $0.01 per share

            See accompanying notes to condensed financial statements

                                  CRESTED CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six months ended
                                                       June 30,        June 30,
                                                    -------------  -------------
                                                         2003           2002
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (1,828,500)  $ (1,084,200)
  Adjustments to reconcile net loss to net cash
    used in by operating activities:
      Equity in loss of affiliates                     1,400,300      1,008,600
      Accretion of asset retirement obligation            45,400           --
      Non cash cummulative effect
        of accounting change                             293,800           --
      Noncash compensation                                 9,600         11,400
      Net changes in assets and liabilities                 --             (100)
                                                    -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                    (79,400)       (64,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates                              (693,100)    (1,116,500)

CASH FLOWS FROM FINANCING ACTIVITES:
  Net activity on debt to affiliate                      772,500      1,180,900
                                                    -------------  -------------

NET INCREASE IN
  CASH AND CASH EQUIVALENTS                                 --              100

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                      3,300          3,200
                                                    -------------  -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $      3,300   $      3,300
                                                    =============  =============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                     $        -     $        -
                                                    =============  =============

  Income tax paid                                   $       --     $       --
                                                    =============  =============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of stock to outside directors            $      9,600   $       --
                                                    =============  =============

  Net noncash change in reclamation liabilities     $    316,500   $       --
                                                    =============  =============

            See accompanying notes to condensed financial statements

                                  CRESTED CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

     1) The Condensed Balance Sheet as of June 30, 2003 and the Condensed Statements of Operations and Cash Flows for the three and six months ended June 30, 2003 and 2002, have been prepared by the Company without audit. The Condensed Balance Sheet at December 31, 2002, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K/A for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principle in 2003) necessary to fairly present the financial position of the Company as of June 30, 2003 and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2002 Form 10-K/A. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     3) Debt at June 30, 2003 and December 31, 2002, consists of debt payable to the Company's parent U.S. Energy Corp. ("USE") of $9,326,400 and $8,553,900, respectively

     4) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per common share is based on the weighted average number of common shares outstanding during the period.

     5) Certain reclassifications have been made in the December 31, 2002 financial statements to conform to the classifications used in June 30, 2003.

     6) Although the Company does not have an Incentive Stock Option Plan in place as of June 30, 2003, it will be proposing one for shareholder approval at its next annual meeting. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company to record non-employee stock-based compensation at fair value. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". The Company has adopted the disclosure requirements of SFAS No. 148 but has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will account for its employees' stock based compensation plan under APB Opinion No.
25 and its related interpretations. Accordingly, any deferred compensation expense will be recorded for stock options based on the excess of the market value of the common stock on date the options were granted over the aggregate exercise price of the options. This deferred compensation will be amortized over the over the vesting period of each option. There were no options granted to employees during either the three or six months ended June 30, 2003.

     7) The Company has mine properties that are in a shut down mode in central Wyoming for which it is responsible for one half of the reclamation expense. These reclamation activities are scheduled to be completed over the next seven years. The Company cannot predict the exact amount of such future asset retirement obligations. Estimated future reclamation costs are based on the Company's best engineering estimates considering legal and regulatory requirements.

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligation." The statement requires the Company to record the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred with a corresponding increase in the book value of the properties. The statement further requires that the Company review the liability each quarter to determine whether its estimates of timing or cash flows have changed as well the accretion of the total liability on a quarterly basis for the passage of time.

     The Company will also deduct from the accrued liability any actual funds expended for reclamation during the quarter in which it is expended. As a result of the Company taking impairment allowances in prior periods on its shut down mining properties, it has no remaining book value for the properties. All accretion amounts will therefore be expensed in the quarter in which they are recorded. Accretion expense was $22,700 for each of the three month periods ended March 31, 2003, and June 30, 2003.

     The following is a reconciliation of the total liability for asset retirement obligations (unaudited)

     Balance  December  31,  2002                            $  748,400
     Impact  of  adoption  of  SFAS  No.  143                   293,800
     Addition  to  Liability                                       --
     Liability  Settled                                            --
     Accretion  Expense  -  8%  discount  rate                   45,400
                                                             ----------
     Balance  June  30,  2003                                $1,087,600
                                                             ==========

     The following table shows what the Company's net loss and net loss per share would have been in the three and six months of 2002 if the provisions of SFAS No. 143 had been applied in that period, compared with net loss and net loss per share recorded in the three and six months of 2003.

                       Three Months Ended June 30,     Six Months Ended June 30,
                     -----------------------------    --------------------------
                            2003        2002             2003           2002
                            ----        ----             ----           ----

Pro-Forma  net  loss    $(1,102,000)  $(565,900)     $(1,534,700)  $(1,128,800)
                        ============ ============    ============  ============
Pro-Forma earnings  per  share
     Basic and Diluted  $   (0.06)   $  (0.03)       $  (0.09)     $  (0.07)
                        ============ ============    ============  ============

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

     8) Subsequent to June 30, 2003, the Company and USE sold their interest in the Ticaboo town site in southern Utah as the result of Plateau Resources Limited, a wholly-owned subsidiary of USE, entering into a Stock Purchase Agreement to sell all the outstanding shares of Canyon Homesteads, Inc. ("Canyon") to The Cactus Group LLC, a newly formed Colorado limited liability company. The Agreement closed on August 14, 2003.

     The Cactus Group purchased all of the outstanding stock of Canyon for $3,470,000. Of that amount, $349,250 was paid in cash at closing and the balance of $3,120,750 is to be paid under the terms of a promissory note. Interest on the note is computed at 7.5% annually and the monthly payments are based on a twenty year amortization of the note balance with a balloon payment of $2,940,581 due in August 2008. The note is secured with all the assets of The Cactus Group and Canyon along with a personal guarantee by the six principals of The Cactus Group. The Company and USE will also receive the first $210,000 in net proceeds from the sale of either single family or mobile home lots in Ticaboo.

                                  CRESTED CORP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF  OPERATIONS.
--------------

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2003 be read in conjunction with the Company's Form 10-K/A for the year ended December 31, 2002.

     The following should be read together with the disclosures under "Forward Looking Statements."

OVERVIEW  OF  BUSINESS

     At June 30, 2003, the Company has interests in a uranium mine and mill in Southern Utah; uranium mines in central Wyoming; a gold property in California; coalbed methane properties in the Powder River Basin of Wyoming and Montana, and an interest in cash flows from various real estate properties including the townsite near Lake Powell, Utah which was sold on August 14, 2003. See Note 8 to the financial statements. The mine properties are all in a shut down mode. All these businesses are operated in conjunction with the Company's parent, U.S. Energy Corp. ("USE") through a joint venture between the two companies, the USECB Joint Venture ("USECB"). The Company accounts for USECB using the equity method of accounting.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

     RECLAMATION LIABILITIES - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties (under SFAS No. 143) based on the current estimate of the future reclamation costs as determined by internal and external experts. The present value of the obligation is accreted each period as the obligation settlement approaches.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     The Company has reviewed all current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse effect on the financial statements of the Company when adopted.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the six months ended June 30, 2003, the Company incurred $772,500 in additional debt to its parent, USE. This debt was incurred as a result of USE advancing funds on behalf of the Company to fund its portion of cash obligations in the various business ventures in which the two companies jointly participate.

     The Company continues to have low cash reserves and is unable to pay its ongoing administrative costs or fund its cash commitments to various businesses that it and USE operate jointly. The Company will need to continue to negotiate favorable terms with USE to continue to operate. To date, USE has agreed that it will not call the indebtedness.

     The Company anticipates that the ultimate resolution of the litigation with Nukem, Inc. will improve its liquidity, See Part II, Item 1. The Company also will participate equally in any benefits, which may come from the outcome of litigation that the Company and USE have pending with Phelps Dodge Corporation.

     Operations during the six months ended June 30, 2003 and 2002, consumed cash of $79,400 and $64,300, respectively. The uses of cash in operations was the Company's portion of annual audit fees, professional services in connection with the on-going litigation and other administrative expenditures. Financing activities during the six months ended June 30, 2003 and 2002, generated cash of $772,500 and $1,180,900, respectively, as the Company borrowed money from USE to fund its cash commitments. Cash consumed in investing activities of $693,100 at June 30, 2003 and $1,116,500 at June 30, 2002 was as a result of the Company using the cash borrowed from USE to fund its portion of operating costs in investments jointly owned with USE.

CAPITAL  RESOURCES

     The Company and USE have a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At June 30, 2003, the total amount of the line of credit was available to the Company and USE. The line of credit is being used for short term working capital needs associated with operations.

     The Company's cash resources at June 30, 2003 will not be sufficient to sustain operations during the balance of 2003. The Company will continue to rely upon funding from USE to meet its operating, administration and capital requirements. It is not anticipated that during 2003 operations will generate significant capital resources.

     On August 1, 2003, the Company and USE received a judgment from the United States District of Colorado in the amount of $20,044,184 against Nukem, Inc. Nukem has indicated its intention to post a supersedeas bond in the amount of the Judgment plus one year's interest in anticipation of appealing the Judgment. In the event that the Company and USE prevail, one half of the award belongs to the Company.

     The Company and USE sold their interests in the Ticaboo town site by entering into a stock purchase agreement, which closed on August 14, 2003, with The Cactus Group of Denver, Colorado. The purchase price was $3,470,000 with a cash down payment of $349,250. The balance of the amount due from The Cactus Group of $3,120,750, will be paid in monthly payments ranging from $5,000 to $24,000 through August of 2008, at which time a balloon payment in the amount of $2,940,581 is due. One half of these proceeds, less expenses associated with the transaction, belong to the Company, pursuant to a 1993 agreement between USE and the Company. Some or all of the Company's share of proceeds may be paid to USE to reduce borrowings from USE.

     The Company and USE may continue to sell surplus equipment or an interest in its various mineral properties, which are jointly owned with USE. These sales would generate additional capital resources.

CAPITAL  REQUIREMENTS

     The Company and USE jointly fund the holding costs of the Sheep Mountain uranium mines; the Plateau uranium mine and mill; costs associated with their joint real estate; commercial operations, and the development of the Rocky Mountain Gas, Inc. ("RMG") natural gas properties.

     The Company and USE, through RMG, have obligations to make delay rental payments on RMG's portion of coalbed methane and natural gas leases. RMG has entered into various agreements with industry partners whereby a portion or all of its drilling commitments on the natural gas properties are carried. The
Company and USE through RMG continue to seek additional funding sources to expand their natural gas business.

     The Company owes USE $9,326,400 as a result of USE funding operations and capital expansion expenses. The Company does not have the resources to pay this debt and must negotiate continued terms with USE or find some other means of retiring the debt. To date, USE has not called the debt and has agreed not to call the debt. Should the Company and USE prevail in the Nukem litigation a significant portion of the Company's portion of the award would be used to retire a portion or all of this indebtedness.

     It is anticipated that approximately $110,000 will be expended for the reclamation by the Company and USE during 2003. This amount will be funded by USE. Future reclamation costs on the Sheep Mountain uranium properties are covered by a reclamation bond, which is secured by a pledge of certain of the Company and USE's real estate assets. The reclamation bond amount is reviewed annually by State of Wyoming regulatory agencies.

RESULTS  OF  OPERATIONS

     The Company had no revenues during the three and six months ended June 30, 2003 and 2002.

     Costs and expenses for the three and six months ended June 30, 2003, increased by $58,800 and $37,800, respectively, from those reported during the same three and six months of the previous year. The main reason for the increase was the accretion of reclamation costs of $22,700 and $45,400 during the three and six months ended June 30, 2003. This expense was as a result of the Company adopting SFAS No. 143 on January 1, 2003. The Company recorded equity losses from USECC and RMG of $1,400,300 and $1,088,600 for the six months ended June 30, 2003 and 2002, respectively. The primary reason for the increase in the equity losses from USECC and RMG are legal costs associated with the Phelps Dodge and Nukem litigations and the costs associated with the formation of Pinnacle Gas Resources, Inc., a minority owned affiliate of RMG.

     The Company recognized a loss of $1,102,000 and $1,828,500 during the three and six months ended June 30, 2003, as compared to a net loss of $543,200 and $1,084,200 for the three and six months ended June 30, 2002.

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

FORWARD  LOOKING  STATEMENTS
----------------------------

     The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, estimates or results of future drilling, budgeted and other future capital expenditures, use of offering proceeds, outcome and effects of litigation, the ability of expected sources of liquidity to implement its business strategy, level of risk and capital and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of natural gas prices, operating risks of natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations in the United States and elsewhere, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather and other factors, as detailed in the Company's Annual Report on Form 10-K/A for the year ended
December 31, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those discussed.

     Although the U.S. District Court of Colorado has ordered Nukem to pay USE and Crested Corp. approximately $20,000,000, further Court proceedings in this matter are likely. See Part II, Item 1, below. It is likely that Nukem's payment of the judgment will be delayed by the appeals process, and it is possible that the amount of the judgment may change.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

     On July 30, 2003, U.S. Energy Corp. (USE ) and Crested Corp. (Crested) received an order and thereafter a Judgment on August 1, 2003 from the U.S.
District Court of Colorado wherein Chief Judge Lewis T. Babcock ordered a Judgment be entered against Nukem in favor of Crested and USE in the amount of $20,044,184. The Defendant Nukem has indicated to Crested and USE that it intends to appeal the Judgment to the 10th Circuit Court of Appeals (CCA) and that it will post a supersedeas bond in the full amount of the Judgment plus interest for one year. Crested and USE have filed a motion to alter and amend certain portions of the Order and Judgment. It is anticipated that Nukem will also file such a motion. It is not known what the outcome will be but management believes the Court will act on the motions expeditiously. Once the Court rules on the motions, the parties will have 30 days within which time to file a notice of appeal to the 10th CCA.

     No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 3 of its December 31, 2002 Form 10-K/A.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          -----------------------------------------------

      NONE

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)     Exhibits.

             31      Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

             32 Certification Pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

     (b) REPORTS ON FORM 8-K. The Company filed four reports on Form 8-K for the quarter ended June 30, 2003. The events reported were as follows:

          1. The report filed on April 9, 2003, under Item 5, referenced 1) the extension of Option Agreement for subsidiary, Rocky Mountain Gas, Inc., to acquire coalbed methane properties and assets in the Powder River Basin and 2) the U.S. District Court of Colorado granting the Special Master, in the Nukem accounting case, an extension of time to file his report to May 1, 2003;

          2. The report filed May 12, 2003, under Item 5, referenced the subsidiary, Rocky Mountain Gas, Inc., signing a Letter of Intent to enter into an Earn-In Joint Venture with Gastar Exploration, Ltd.;

          3. The report filed May 12, 2003, under Item 5, referenced the report from the Special Master being filed "under seal";

          4. The report filed May 29, 2003, under Item 5, referenced the Amended Minute Order from the U.S. District Court for Colorado clarifying the Court's Minute Order of May 19, 2003;

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          CRESTED  CORP.
                                          (Company)



Date:  August  13,  2003                  By:    /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN  L.  LARSEN,
                                                 CHAIRMAN  and  CEO




Date:  August  13,  2003                  By:    /s/ Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT  SCOTT  LORIMER
                                                 Principal Financial Officer and
                                                 Chief  Accounting  Officer

                                  CERTIFICATION
                                  -------------

       I,  Robert  Scott  Lorimer,  certify  that:

1.     I  have  reviewed  this  quarterly  report on Form 10-Q of Crested Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated  this  18th  day  of  August,  2003.



                                     /s/ Robert Scott Lorimer
                                     -------------------------------------------
                                     Robert  Scott  Lorimer,
                                     Chief  Financial  Officer

                                  CERTIFICATION
                                  -------------

       I,  John  L.  Larsen,  certify  that:

6.     I  have  reviewed  this  quarterly  report on Form 10-Q of Crested Corp.;

7. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

9. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

10. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated  this  18th  day  of  August,  2003.



                                     /s/ John L. Larsen
                                     -------------------------------------------
                                     John  L.  Larsen,
                                     Chief  Executive  Officer

                                                                      EXHIBIT 32

              Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

                             as adopted pursuant to

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, John L. Larsen, the Chief Executive Officer of Crested Corp., certify that (i) the Quarterly Report on Form 10-Q for the period ended June 30, 200, as filed by the Company with the Securities and Exchange Commission, to which this Certification is an Exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and (ii) the information contained in the Quarterly financial statements fairly presents, in all material respects, the financial condition and results of operations of Crested Corp.




                                           /s/ John L. Larsen
                                           -------------------------------------
                                           John  L.  Larsen
                                           Chief  Executive  Officer
                                           Date:  August  18,  2003


This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to Crested Corp. and will be retained by Crested Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                      EXHIBIT 32

              Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

                             as adopted pursuant to

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Robert Scott Lorimer, the Chief Financial Officer of Crested Corp., certify that (i) the Quarterly Report on Form 10-Q for the period ended June 30, 200, as filed by the Company with the Securities and Exchange Commission, to which this Certification is an Exhibit, fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and (ii) the information contained in the Quarterly financial statements fairly presents, in all material respects, the financial condition and results of operations of Crested Corp.




                                           /s/ Robert Scott Lorimer
                                           -------------------------------------
                                           Robert  Scott  Lorimer
                                           Chief  Financial  Officer
                                           Date:  August  18,  2003


This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to Crested Corp. and will be retained by Crested Corp. and furnished to the Securities and Exchange Commission or its staff upon request.