Form 10-Q
period 2003-09-30
CRESTED CORP
filed 2003-11-14
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  fiscal  quarter  ended  September  30,  2003  or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period  from  ___________  to  ____________

Commission file number 0-8773
                                  CRESTED CORP.
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)

           Colorado                                         84-0608126
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (I.R.S.  Employer
incorporation or organization)                           Identification  No.)

877 North 8th West, Riverton, WY                               82501
-------------------------------                  -------------------------------
(Address of principal executive offices)                    (Zip  Code)

Company's telephone number, including area code:          (307)  856-9271
                                                 -------------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                            YES          NO   X
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

                                            YES          NO
                                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at November 13, 2003
-----------------------------------          -----------------------------------
Common stock, $0.001 par value                        17,133,098 Shares

                                  CRESTED CORP.

                                      INDEX

                                                                        Page No.
PART  I.   FINANCIAL  INFORMATION

ITEM  1.   Financial  Statements.

           Condensed Balance Sheets
             September 30, 2003 and December 31, 2002. . . . . . . . . . . . . 3

           Condensed Statements of Operations
             Three and Nine Months Ended September 30, 2003 and 2002. . . . . .4

           Condensed Statements of Cash Flows
             Nine Months Ended September 30, 2003 and 2002. . . . . . . . . . .5

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

           Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

           Certifications . . . . . . . . . . . . . . . . . . . . . . . . .15-18

                          PART I. FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                                  CRESTED CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                      September 30, December 31,
                                                           2003         2002
                                                        ----------- ------------
      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $     3,300 $     3,300

INVESTMENTS IN AFFILIATES                                 4,896,100   5,876,600

PROPERTIES AND EQUIPMENT                                    896,800     896,800
  Less accumulated depreciation
  depletion and amortization                               (886,800)   (886,800)
                                                        ----------- ------------
                                                             10,000      10,000
                                                        ----------- ------------
                                                        $ 4,909,400 $ 5,889,900
                                                        =========== ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt to affiliate        $ 9,465,800 $ 8,553,900

COMMITMENT TO FUND EQUITY INVESTEES                         215,600     215,600

ASSET RETIREMENT OBLIGATION                               1,110,300     748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
  15,000 shares issued, forfeitable until earned             10,100      10,100

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; unlimited shares authorized;
    17,118,098 and 17,099,276 issued and outstanding         17,200      17,200
  Additional paid-in capital                             11,804,800  11,795,200
  Accumulated deficit                                   (17,714,400)(15,450,500)
                                                        ----------- ------------
TOTAL SHAREHOLDERS' EQUITY                               (5,892,400) (3,638,100)
                                                        ----------- ------------
                                                        $ 4,909,400 $ 5,889,900
                                                        =========== ============


            See accompanying notes to condensed financial statements.

                                  CRESTED CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                 Three Months Ended       Nine Months Ended
                                   September 30,             September 30,
                             ------------------------- -------------------------
                                 2003         2002         2003         2002
                                 ----         ----         ----         ----

REVENUES:                    $       --    $      --   $         -- $       --

COSTS AND EXPENSES:
  Accretion of asset retirement
  obligation                      22,800          --        68,200          --
  General and administrative      41,400       38,500      130,400      114,100
                             ------------ ------------ ------------ ------------
                                  64,200       38,500      198,600      114,100
                             ------------ ------------ ------------ ------------

LOSS BEFORE EQUITY LOSS, PROVISION
  FOR INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE    (64,200)     (38,500)    (198,600)    (114,100)

EQUITY IN LOSS OF AFFILIATES    (371,200)    (346,500)  (1,771,500)  (1,355,100)
                             ------------ ------------ ------------ ------------

LOSS BEFORE PROVISION FOR INCOME
  TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE   (435,400)    (385,000)  (1,970,100)  (1,469,200)

PROVISION FOR INCOME TAXES           --           --           --           --
                             ------------ ------------ ------------ ------------

LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE          (435,400)    (385,000)  (1,970,100)  (1,469,200)

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                  --           --      (293,800)         --
                             ------------ ------------ ------------ ------------

NET LOSS                     $  (435,400)  $ (385,000) $(2,263,900) $(1,469,200)
                             ============ ============ ============ ============

PERSHARE DATA
NET LOSS PER SHARE, BASIC
  AND DILUTED
  FROM CONTINUED OPERATION   $     (0.03)  $    (0.02) $     (0.12) $     (0.09)
  FROM EFFECT OF ACCOUNTING
  CHANGE                             --           --         (0.02)         --
                             ------------ ------------ ------------ ------------
  BASIC AND DILUTED          $     (0.03)  $    (0.02) $     (0.13) $     (0.09)
                             ============ ============ ============ ============

BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING           17,099,276   17,074,325   17,117,129   17,075,320
                             ============ ============ ============ ============

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING           17,099,276   17,074,325   17,117,129   17,075,320
                             ============ ============ ============ ============


            See accompanying notes to condensed financial statements.

                                  CRESTED CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Nine Months Ended
                                                 September 30  September 30
                                                 ------------  ------------

                                                     2003          2002
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(2,263,900)  $(1,469,200)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity in loss of affiliates                 1,771,500     1,355,100
      Accretion of asset retirement obligation        68,200            --
      Non cash cummulative effect
        of accounting change                         293,700            --
      Non cash compensation                            9,600        11,400
      Net changes in assets and liabilities               --          (100)
                                                 ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES               (120,900)     (102,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates                          (791,000)   (1,225,900)

CASH FLOWS FROM FINANCING ACTIVITES:
  Net activity on debt to affiliate                  911,900     1,328,800
                                                 ------------  ------------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                    --           100

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  3,300         3,200
                                                 ------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $     3,300   $     3,300
                                                 ============  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                  $        --   $        --
                                                 ============  ============

  Income tax paid                                $        --   $        --
                                                 ============  ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of stock to outside directors         $     9,600   $        --
                                                 ============  ============


            See accompanying notes to condensed financial statements.

                                  CRESTED CORP.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

     1) The Condensed Balance Sheet as of September 30, 2003, the Condensed Statements of Operations for the three and nine months ended June 30, 2003 and 2002, and the Condensed Statement of Cash Flows for the nine months ended September 30, 2003 and 2002, have been prepared by the Company without audit. The Condensed Balance Sheet at December 31, 2002, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K/A for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principle in 2003) necessary to fairly present the financial position of the Company as of September 30, 2003 and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2002 Form 10-K/A. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     3) Debt at September 30, 2003 and December 31, 2002, consists of debt payable to the Company's parent U.S. Energy Corp. ("USE") of $9,465,800 and $8,553,900, respectively

     4) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three and nine months ended September 30, 2003 and 2002 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

     5) Certain reclassifications have been made in the December 31, 2002 financial statements to conform to the classifications used in the September 30, 2003 financial statements.

     6) Although the Company does not have an incentive stock option plan in place as of September 30, 2003, it will be proposing one for shareholder approval at its next annual meeting. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company to record non-employee stock-based compensation at fair value. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". The Company has adopted the disclosure requirements of SFAS No. 148 and has elected to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will account for its employees' stock based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense will be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation will be amortized over the vesting period of each option. There were no options granted to employees during either the nine months or quarter ended September 30, 2003.

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

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires the Company to record the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred with a corresponding increase in the properties. The statement further requires that the Company review the liability each quarter to determine whether its estimates of timing or cash flows have changed as well the accretion of the total liability on a quarterly basis for the passage of time.

     The Company will also deduct from the accrued liability any actual funds expended for reclamation during the quarter in which it is expended. As a result of the Company taking impairment allowances in prior periods on its shut down mining properties, it has no remaining book value for the properties and has no economic benefits to be received in future periods. All changes in estimates will therefore be charged to operations in the quarter in which they are recorded.

         The following is a reconciliation of the total liability for asset retirement obligations (unaudited)

         Balance  December  31,  2002                     $  748,400
         Impact  of  adoption  of  SFAS  No.  143            293,700
         Addition  to  Liability                                 --
         Liability  Settled                                      --
         Accretion  Expense  -  8%  discount  rate            68,200
                                                          ----------
         Balance  September  30,  2003                    $1,110,300
                                                          ==========

     The following table shows what the Company's net loss and net loss per share would have been in the three and nine months ended September 30, 2002 if the provisions of SFAS No. 143 had been applied during those periods, compared with a net loss and a net loss per share recorded during the three and nine months ended September 30, 2003.
                                  Three months ended       Nine months ended
                                     September  30           September  30
                                 --------------------- -------------------------
                                     2003       2002        2003         2002
NET  LOSS:
 Reported net loss               $(435,400) $(385,000) $(2,263,900) $(1,469,200)
 Cumulative effect of adoption
   of  SFAS  No.  143                --         --         293,800       --
 Pro-Forma SFAS No. 143 accretion    --       (22,800)      --          (68,200)
                                  ---------  ---------  -----------  -----------
Adjusted net loss:               $(435,400) $(407,800) $(1,970,100) $(1,537,400)
                                  =========  =========  ===========  ===========

PER  SHARE  OF  COMMON  STOCK:
 Reported net loss               $   (0.03) $   (0.02) $     (0.13) $     (0.09)
 Cumulative effect of adoption
   of  SFAS  No.  143                --         --              .02 $    --
 Pro-Forma SFAS No. 143 accretion    --         *           --           *
                                  ---------  ---------  -----------  -----------
Adjusted  net  loss:             $   (0.03) $   (0.02) $     (0.11) $     (0.09)

                                  =========  =========  ===========  ===========

* Less than $.01 per share

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

     8) Subsequent Event - On October 31, 2003 USE's wholly owned subsidiary Plateau Resources Limited (PRL) received approval from the U.S. Nuclear Regulatory Commission (NRC) to release about $2.9 Million of excess reclamation bond funds on the Shootaring Canyon Uranium Mill located in southeastern Utah. In 1993, when USEG acquired the Mill, PRL had posted a surety reclamation bond with the NRC of $2.5 Million for the reclamation of the Shootaring Canyon Uranium Mill. In fiscal 1997, PRL requested that the status of the Mill license be changed from standby to operational. As a result of the change of the Mill license to operational status, the NRC required that the cash bond be increased to $6.7 Million. Due to uranium market conditions in 2002, PRL decided to change the license status from operational back to reclamation and filed a new reclamation plan. The NRC has reviewed the revised reclamation and decommissioning plan and has agreed to a $6.1 million reclamation plan. The NRC therefore approved the release of $2.9 Million from the existing cash bond to PRL and retained $6.1 Million to cover the new reclamation plan. The Company through an agreement with USE will receive the benefit of one-half of the cash received.

CRESTED  CORP.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF  OPERATIONS.
--------------

     The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2003 be read in conjunction with the Company's Form 10-K/A for the year ended December 31, 2002.

OVERVIEW  OF  BUSINESS

     The Company has interests in a uranium mine and mill in Southern Utah; uranium mines in central Wyoming; a gold property in California; coalbed methane properties in southwestern Wyoming and the Powder River Basin of Wyoming and Montana, and various real estate. The mine properties are all in a shut down mode. All these businesses are operated in conjunction with the Company's parent, U.S. Energy Corp. ("USE") through a joint venture between the two companies, the USECB Joint Venture ("USECB"). The Company accounts for USECB using the equity method of accounting.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

     RECLAMATION LIABILITIES - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties under SFAS 143 based on the current estimate of the future reclamation costs as determined by internal and external experts. The present value of the obligation is accreted each period as the date of obligation settlement approaches.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and FIN 45 has not had a material effect on its 2003 financial statements. Disclosures required by FIN 45 are not required because the Company does not have any existing guarantees at September 30, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as
"special-purpose entities". Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interest acquired before February 1, 2003 must follow the new rules in accounting periods beginning after June 15, 2003. The Company has determined that the adoption of the provisions of FIN 46 will not have a material impact on its financial condition or results of operations.

     The Company has reviewed all current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse effect on the financial statements of the Company when adopted.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the nine months ended September 30, 2003, the Company incurred $911,900 in additional debt to its parent, USE. This debt was incurred as a result of USE advancing funds on behalf of the Company to fund its portion of cash obligations in the various business ventures in which the two companies jointly participate.

     The Company continues to have low cash reserves and is unable to pay its ongoing administrative costs as well as fund its cash commitments to various businesses that it and USE operate jointly. The Company must negotiate favorable terms on the debt due to USE to continue to operate.

     The Company anticipates that the ultimate resolution of the litigation with Nukem, Inc. will improve its liquidity. The Company also will participate equally in any benefits or liabilities, which may come from the outcome of litigation that the Company and USE have pending with Phelps Dodge Corporation.

     Operations during the nine months ended September 30, 2003 and 2002, consumed $120,900 and $102,800, respectively. The uses of cash in operations was the Company's portion of annual audit fees, professional services in connection with the on-going litigation and other administrative expenditures. Financing activities during the nine months ended September 30, 2003 and 2002, generated $911,900 and $1,328,800, respectively, as the Company borrowed money from USE to fund its cash commitments. Cash consumed in investing activities of $791,000 at September 30, 2003 and $1,225,900 at September 30, 2002 was as a
result of the Company using the cash borrowed from USE to fund its portion of operating costs in investments jointly owned with USE.

CAPITAL  RESOURCES

     The Company and USE have a $750,000 line of credit with a commercial bank The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At September 30, 2003, the total amount of the line of credit was available to the Company and USE and has been renewed to June 2004. The line of credit is used for short term working capital needs associated with operations.

     The Company's cash resources at September 30, 2003 will not be sufficient to sustain operations during the balance of 2003. The Company will continue to rely upon funding from USE to meet its operating, administration and capital requirements. It is not anticipated that during 2003 operations will generate significant capital resources.

     On August 1, 2003, the Company and USE received a judgment from the United States District of Colorado in the amount of $20,044,184 against Nukem, Inc. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. Nukem filed a motion to alter and amend portions of the Order and Judgment and a motion to remand the case to the Arbitration Panel. USE and Crested also filed a motion to alter and amend certain portions of the Order and Judgment. In the event that the Company and USE prevail, one half of the award belongs to the Company.

     The Company and USE sold their interests in the Ticaboo town site by entering into a stock purchase agreement on August 14, 2003 with The Cactus Group. The purchase price was $3,470,000 with a cash down payment of $349,250. The balance of the amount due from The Cactus Group will be paid in monthly payments ranging from $5,000 to $24,000 through August of 2008 at which time a balloon payment in the amount of $2,940,581 is due. As of the date of this report, all payments under the agreement are current. One half of the net cash proceeds belong to the Company.

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

     The Company owes USE $9,465,800 as a result of USE funding operating and capital expansion expenses. The Company does not have the resources to repay this debt and must continue to negotiate terms with USE or find some other means of retiring the debt. To date, USE has not called the debt and has agreed not to call the debt. Should the Company and USE prevail in the Nukem litigation a significant portion of the Company's portion of the award may be used to retire a portion or all of this indebtedness.

     It is anticipated that approximately $70,000 of the Company's working capital will be used for the reclamation of any of its interests in uranium properties in Wyoming during 2003. The Company and USE are required to provide the necessary capital to perform the reclamation work on these properties. The estimated reclamation costs on these Wyoming uranium properties are covered by a reclamation bond, which is secured by a pledge of certain of the Company and USE's real estate assets. The reclamation bond amount is reviewed annually by State of Wyoming regulatory agencies.

RESULTS  OF  OPERATIONS

     The Company had no revenues during the three and nine months ended September 30, 2003 and 2002.

     Costs and expenses for the quarter ended September 30, 2003, increased by $25,700 from those reported during the same quarter of the previous year. The main reason for the increase was the accretion of reclamation costs of $22,800 during the quarter ended September 30, 2003. This expense was a result of the Company adopting SFAS No. 143 on January 1, 2003.

     Costs and expenses for the nine months ended September 30, 2003 increased by $84,500 over the costs of $114,100 recognized during the nine months ended September 30, 2002. The primary cause again for this increase was the accretion of an asset retirement obligation during the nine months ended September 30, 2003 of $68,200. The Company recorded equity losses from USECC and RMG of $1,771,500 and $1,355,100 during the nine months ended September 30, 2003 and 2002, respectively. The primary reason for the increase in the equity losses from USECC and RMG are legal costs associated with the Phelps Dodge and Nukem litigations and the costs associated with the formation of Pinnacle Gas Resources, Inc., a minority owned affiliate of RMG.

     The Company recorded a loss of $2,263,900 during the nine months ended September 30, 2003, as compared to a net loss of $1,469,200 for the nine months ended September 30, 2002.

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

FORWARD  LOOKING  STATEMENTS
----------------------------

     This Report on Form 10Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report, are forward-looking statements. In addition, when ever words like "expect", "anticipate: or "believe" are used, we are making forward looking statements.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

     On July 30, 2003, U.S. Energy Corp. ("USE") and Crested Corp. ("Crested") received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of USE and Crested in the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. Nukem filed a motion to alter and amend portions of the Order and Judgment and a motion to remand the case to the Arbitration Panel. USE and Crested also filed a motion to alter and amend certain portions of the Order and Judgment. These motions were filed under seal and on September 10, 2003, the District Court overruled Nukem's motions and on September 11, 2003 the Court overruled the motion of USE and Crested. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, USE and Crested filed a Notice of Cross-Appeal to the 10th Circuit. Appellants' opening brief is due in December 2003 and Appellees' (USE/Crested) brief is due in January 2004.

     No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 1 of its Form 10-Q for the quarter ended June 30, 2003.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS          NONE
          -----------------------------------------------

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)  Exhibits.

          31     Certification  Pursuant  to  Rule  13a-14(a) and Rule 15d-14(a)

          32 Certification Pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

     (b) REPORTS ON FORM 8-K. The Company filed five reports on Form 8-K for the quarter ended September 30, 2003. The events reported were as follows:

               1. The report filed on July 22, 2003, under Item 5, referred to the Company's subsidiary, Rocky Mountain Gas, Inc. and the formation of Pinnacle Gas Resources, Inc.;

               2. The report filed on August 1, 2003, under Item 5, referred to the Order received form the U.S. District Court which ordered Nukem, Inc. to pay the Company and USE $20,044,184;

               3. The report filed on August 21, 2003, under Item 5, referred to the sale of the Ticaboo Townsite in southern Utah to the Cactus Group, LLC;

               4. The report filed on August 26, 2003, under Item 5, referred to a motion filed by Nukem to approve supersedeas bonds in the amount of $20,275,600;

               5. The report filed on September 19, 2003, under Item 5, referred to orders from the U.S. District Court in the Nukem Litigation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          CRESTED  CORP.
                                          (Company)



Date:  November  13,  2003           By:     /s/John  L.  Larsen
                                             -----------------------------------
                                              JOHN  L.  LARSEN,
                                              CHAIRMAN  and  CEO




Date:  November  13,  2003           By:     /s/Robert  Scott  Lorimer
                                             -----------------------------------
                                              ROBERT  SCOTT  LORIMER
                                              Principal  Financial  Officer  and
                                              Chief  Accounting  Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) (Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986);
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated  this  13th  day  of  November,  2003.



                                             /s/  John  L.  Larsen
                                           -------------------------------------
                                           John  L.  Larsen,
                                           Chief  Executive  Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) (Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986);
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated  this  13th  day  of  November,  2003.



                                             /s/  Robert  Scott  Lorimer
                                           -------------------------------------
                                           Robert  Scott  Lorimer,
                                           Chief  Financial  Officer

                                                                      EXHIBIT 32

              Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

                             as adopted pursuant to

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, John L. Larsen, the Chief Executive Officer of Crested Corp., certify that (i) the Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed by the Company with the Securities and Exchange Commission, to which this Certification is an Exhibit, fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and (ii) the information contained in the Quarterly financial statements fairly presents, in all material respects, the financial condition and results of operations of Crested Corp.



                                        /s/  John  L.  Larsen
                                       -----------------------------------------
                                       John  L.  Larsen
                                       Chief  Executive  Officer
                                       Date:  November  13,  2003


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

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Robert Scott Lorimer, the Chief Financial Officer of Crested Corp., certify that (i) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 as filed by the Company with the Securities and Exchange Commission, to which this Certification is an Exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and (ii) the information contained in the Quarterly financial statements fairly presents, in all material respects, the financial condition and results of operations of Crested Corp.



                                        /s/Robert  Scott  Lorimer
                                       -----------------------------------------
                                       Robert  Scott  Lorimer
                                       Chief  Financial  Officer
                                       Date:  November  13,  2003


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