Form 10-K
period 2003-12-31
CRESTED CORP
filed 2004-03-30
CIK 25657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark  One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or
[ ]     Transition  report  pursuant  to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from        to
                                                           --------  -----------

Commission  file  number  0-8773
                          ------

                                  CRESTED CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Colorado                                            84-0608126
------------------------------                    ------------------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                          Identification  No.)

   877  North  8th  West
       Riverton,  WY                                          82501
------------------------------                    ------------------------------
(Address of principal executive offices)                   (Zip  Code)

Registrant's Telephone Number, including area code:       (307) 856-9271
                                                  ------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  YES   [X]  NO  [ ]

     Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act) YES [ ] NO [X].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 computed by reference to the average of the bid and asked prices for the Registrant's common stock as reported by National Quotation Bureau on Pink Sheets for the week then ended, was approximately $3,613,896.

           Class                                   Outstanding at March 26, 2004
------------------------------                    ------------------------------
Common Stock, $0.001 par value                          17,133,098  shares

Documents  incorporated  by  reference:  Portions  of the documents listed below
---------------------------------------
have  been  incorporated by reference into the indicated parts of this report as
---
specified  in  the  responses  to  the  item  numbers  involved:

     Proxy Statement for the Meeting of Shareholders to be held June 2004, into
     Part III of the filing.

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

                                     PART I

ITEM  1  AND  ITEM  2.  BUSINESS  AND  PROPERTIES.

(A)     GENERAL.

     Crested Corp. is a Colorado corporation (formed in 1970) in the business of acquiring, exploring, developing and/or selling or leasing mineral properties. In this Annual Report, "we," "Company" or "Crested" refer to Crested Corp. unless otherwise specifically noted. Our fiscal year ends December 31; this is the first full year of our new fiscal year (the prior year ended May 31, and the last Annual Report was a transition report for the seven months ended December 31, 2002 (filed March 31, 2003)).

     In 2003, most of our business activity was devoted to the coalbed methane ("CBM") business, which is conducted through Rocky Mountain Gas, Inc ("RMG"), a non-consolidated affiliate of the Company.

     In 2003, RMG transferred certain of its CBM assets including a producing, and several non-producing, CBM properties to Pinnacle Gas Resources, Inc. ("Pinnacle"), a newly-organized Delaware corporation. Other parties to this transaction included CCBM, Inc. and its parent company Carrizo Oil & Gas, Inc. ("CRZO") of Houston Texas; and seven affiliates of Credit Suisse First Boston Private Equity. As a result of the transaction, RMG became a 37.5% shareholder of Pinnacle and RMG accounts for its investment on the equity method. RMG recorded revenues from gas sales from mid-2002 until the transfer to Pinnacle was completed in mid-2003. See "Transaction with Pinnacle Gas Resources, Inc."

     On January 30, 2004, RMG acquired producing and non-producing CBM properties located near Gillette, Wyoming, from Hi-Pro Production, LLC ("Hi-Pro"). These properties contain proven gas reserves. A portion of the purchase price was paid with a loan from institutional lenders under a $25 million mezzanine lending facility, which was established in connection with the Hi-Pro purchase; additional loans will be available to acquire more CBM properties, subject to lenders' approval. In the first quarter of 2004, RMG raised $1.8 million in working capital from institutional investors. See "Coalbed Methane - RMG Equity Financing."

     RMG's properties are located in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 264,300 gross (128,200 net) mineral acres of CBM properties under leases and options. A limited amount of exploratory drilling and testing was conducted on some of the non-producing properties in 2003, but in general, significant additional work is needed before we can determine if those properties contain gas reserves. No prediction is made when such determinations can be made.

     In 2003, the Company sold an indirect subsidiary (Canyon Resources) which owns commercial properties in Ticaboo, Utah. See "Oil and Gas, and Other Properties." Canyon Resources was acquired in the 1990s from a utility as part of an acquisition of uranium properties and a uranium mill near Ticaboo, Utah. The uranium properties and mill, presently inactive, have not been sold. See "Inactive Mining Properties - Uranium."

     Historically, gas prices for production in the Powder River Basin (our area of activity) have been lower than national prices due to limited pipeline "takeaway capacity." This limitation was somewhat eased in late 2002 and 2003 by new pipeline construction and enlargement of existing lines, and will be further improved with more capacity in 2005. For example, a new large pipeline is planned to be in service in January 2005, running from the Cheyenne hub in Cheyenne, Wyoming, to Kansas. See "Gas Markets."

     However, on both historical and seasonal bases, gas prices have been volatile. A return to low gas prices, particularly if aggravated by the negative price differential experienced by Powder River Basin producers, could adversely impact not only the economics of current production but also the economics of exploration projects as they move into production in the future.

     Crested and U.S. Energy Corp.("USE") originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans; Mr. Evans died in February 2002). In 1980, Crested and USE formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), Crested subsequently paid a portion of this debt by issuing common stock to USE, Crested became a majority-owned subsidiary of USE in fiscal 1993. In fiscal 2001, the Company issued another 6,666,666 shares of its common stock to reduce its debt owed to USE by $3.0 million, which increased USE's ownership of Crested to 71.5%. All the operations of the Company are in the United States.

     Principal executive offices of Crested are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone 307-856-9271. RMG has a field office in Gillette, Wyoming.

     Most of the Company's operations are conducted through subsidiaries, the USECC Joint Venture with USE, and jointly-owned subsidiaries of Crested and USE.

b)  NARRATIVE  DESCRIPTION  OF  BUSINESS  (INCLUDING  ITEM  2  -  PROPERTIES).

COALBED  METHANE

     GENERAL.

     Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. The Company owns 39.8% of RMG as of December 31, 2003 (as of the date of this Annual Report, 39.1% ).

     In 2003, RMG transferred all of its interest in certain coalbed methane properties, including a producing property, to Pinnacle Gas Resources, Inc. ("Pinnacle"). At the same time, Carrizo Oil & Gas, Inc.'s subsidiary CCBM, Inc. (with which RMG has an agreement to jointly acquire and explore properties) transferred to Pinnacle all of its interests in the same properties, and affiliates of Credit Suisse First Boston contributed equity financing to Pinnacle. See "Transaction with Pinnacle Gas Resources, Inc."

     On January 30, 2004, RMG (through its wholly-owned, newly organized subsidiary RMG I LLC, "RMGI") acquired coalbed methane properties in the Powder River Basin of Wyoming. See "Acquisition of Producing and Non-Producing Properties from Hi-Pro Production, LLC." Part of the purchase price was financed under a $25 million mezzanine credit facility.

     RMG I plans to drill five development wells on the Hi-Pro properties in 2004 and upgrade existing infrastructure to improve gas production, and, subject to raising equity funding, drill up to 120 exploratory wells on undeveloped Hi-Pro acreage in 2004 and 2005.

     In addition, RMG plans to drill exploratory wells on the Castle Rock and Oyster Ridge properties, and seek to acquire other producing coalbed methane properties, primarily in Wyoming. Financing may be available under the mezzanine credit facility for acquisitions, if approved by the lenders. As of the filing date of this Annual Report, RMG does not have any agreements to acquire other producing properties. RMG raised $1.8 million of equity financing in the first quarter of 2004.

     As of the filing date of this Annual Report, RMG holds leases and options on approximately 264,300 gross mineral acres of federal, state and private (fee) land in the Powder River Basin ("PRB") of Wyoming and Montana and adjacent to the Green River Basin of Wyoming, not including acreage held by Pinnacle.

     As of the filing date of this Annual Report, there are 108 producing wells on the properties bought by RMG from Hi-Pro Production, LLC. RMG owns an average 58% working interest (46.4% average net revenue interest, before deduction of overriding royalty interests held by lenders) in these properties.

     From RMG's inception through December 31, 2003, 72 exploratory wells have been drilled, almost all with funds provided by industry partner CCBM, Inc. ("CCBM") and former industry partner SENGAI (see below). 43 of the wells were on properties transferred to Pinnacle Gas Resources, Inc. in mid-2003. The balance of 29 wells (15 of which have been plugged and abandoned) are on properties held by RMG. Reserves have not been established for any of the properties on which these wells were drilled.

     The Castle Rock property in southeast Montana , and the Oyster Ridge property adjacent to the Green River Basin (southwest Wyoming), are large properties which will require the drilling of numerous exploratory wells and extended dewatering for each group or "pod" of wells (possibly as much as 24 months after drilling and completion) before an assessment of reserves can be made.

     Among the uncertainties we face in determining if our coalbed methane investments will yield value are the following: Prices for gas sold in the Powder River Basin are typically lower than national prices, and therefore, the economics of Powder River Basin properties can be adversely affected more readily by lower gas prices. The Hi-Pro properties, and all revenues therefrom, are pledged to service $3,635,000 of debt. To continue exploration efforts, additional capital (in addition to RMG's one-half of remaining balance under the CCBM $5.0 million drilling commitment, which one half of remaining balance was $305,100 at December 31, 2003) will be needed. Permitting issues for new wells on undeveloped acreage may be delayed. An unfavorable confluence of these uncertainties could result in a write-down of the carrying value of those properties which don't produce enough gas at low prices to be economic; in a write-down of the carrying value of other properties which need more wells drilled and dewatered to establish or improve the economics of production; and/or the delay (whether from lack of capital or permitting problems) in establishing reserves for the larger prospects where many wells will have to be drilled to assess their value.

     Certain technical terms used in the oil and gas industry appear in this Annual Report. The following are general definitions of those terms: Working interests percentages of a mineral lease total 100%; the working interest owners together (an aggregate of 100%) pay all of the costs to hold undeveloped leases, drill and complete wells on leases, and produce minerals from the leased property (including pump costs, gathering and transmission costs and marketing costs). Net revenue interests are the percentages of production which the working interest owners own, after deduction for payment of royalties to the owners of the minerals under lease (private parties, the Bureau of Land Management, or the State, as applicable). Owners of royalty interests pay none of the costs to drill, complete, or operate wells on a lease. An overriding royalty interest is carved out of the total net revenue interest; overriding royalty interest holders pay none of the costs to hold, drill, or produce the minerals. All owners pay their share of ad valorem and severance taxes.

     TRANSACTION  WITH  PINNACLE  GAS  RESOURCES,  INC.

     On June 23, 2003, RMG, CCBM, Inc. ("CCBM") and its parent company Carrizo Oil & Gas, Inc.; and seven affiliates of Credit Suisse First Boston Private Equity (the "CSFB Parties") signed and closed agreements for a transaction with Pinnacle. The transaction included: (1) the contribution to Pinnacle by RMG and CCBM of all of their ownership of a portion of the CBM properties owned by RMG and CCBM, in exchange for common stock and options to buy common stock in Pinnacle; and (2) $17,640,000 cash to Pinnacle by the CSFB Parties for common stock and series A preferred stock of Pinnacle, and warrants to purchase series A preferred stock of Pinnacle.

     Pinnacle is a private corporation. Only such information about Pinnacle, as its board of directors elects to release, is available to the public. All other information about Pinnacle is subject to confidentiality agreements between Pinnacle, RMG, and the other parties to the June 2003 transaction.

     At December 31, 2003, RMG's ownership in Pinnacle's common stock was 37.5%. RMG's ownership of Pinnacle on a fully-diluted basis will change if the CSFB Parties fund subsequent capital requests from Pinnacle and/or exercise their warrants to buy equity in Pinnacle, and/or if RMG and/or CCBM exercise their options to buy equity in Pinnacle, or other events occur. See the discussion under Pinnacle Equity Transaction below.

     Immediately following, and in connection with, the transaction, Pinnacle acquired additional producing and non-producing CBM properties located in the Powder River Basin of Wyoming from Gastar Exploration, Ltd. ("Gastar," listed on the Toronto Stock Exchange), referred to below as the "Gastar acquisition."

     The transaction and the follow-on Gastar acquisition provide (1) Pinnacle the funded opportunity to explore and develop the contributed and acquired assets, and to acquire and explore, and if warranted, develop, additional CBM properties in Wyoming and Montana; and (2) RMG (through its ownership interest in Pinnacle) opportunity to benefit (on a passive basis) from the continued development of the contributed assets and other properties which Pinnacle may acquire in the future. Since June 2003, Pinnacle has acquired additional acreage, and drilled numerous exploratory and development wells.

     RMG now has interests in approximately 264,300 gross (128,200 net) mineral acres:(A) 173,400 gross (66,900 net) acres in the Castle Rock, Oyster Ridge, and Baggs properties, which were not contributed to Pinnacle (these properties are operated by RMG and held with its industry partner CCBM, Inc.); and (B) 52,700 gross (47,000 net) mineral acres acquired from Hi-Pro Production, LLC. The acreage total does not reflect properties held by Pinnacle. The acreage total for Oyster Ridge includes the proposed acquisition from Kerr McGee (38,184 gross, 11,455 fully diluted net). See "Oyster Ridge".

     CCBM is a wholly-owned subsidiary of Carrizo Oil & Gas, Inc. ("Carrizo," a Nasdaq listed company). Carrizo, CCBM and RMG entered into an agreement in July 2001 for CCBM to buy a 50% interest in, and fund exploration and development of, RMG's CBM properties then owned. Prior to and in connection with the Pinnacle transaction, CCBM paid RMG approximately $1.8 million cash to complete its purchase of 50% of RMG's contributed CBM properties, thus enabling CCBM to contribute its interests in the CBM properties to Pinnacle as having been fully paid for. See "Continuing Operations of RMG, Continuing Agreement with CCBM, and the AMI Agreement, After the Pinnacle Transaction" below.

   -  PINNACLE  EQUITY  TRANSACTION

     Pinnacle is authorized to issue common stock (100 million shares, $0.01 par value) and preferred stock (100 million shares, $0.01 par value). Pinnacle has established series A preferred stock with the following provisions: Liquidation preference of $100.00 per share; 10.5% compounded cumulative annual dividend (12.5% after July 1, 2010); redeemable at Pinnacle's option after July 1, 2004 at a premium declining to par after July 1, 2009 (mandatory redemption if there is a change in control of RMG or CCBM); and with voting rights (a) pari passu with the common stock on regular matters, and (b) as a separate class, to authorize changes in the series A preferred stock, to authorize issuance of stock senior to or in parity with the series A preferred stock, to approve any reorganization or merger of Pinnacle, to approve Pinnacle's sale of substantially all its assets, and similar matters.

     Pinnacle's board of directors has eight directors (two each from RMG and CCBM, and four from the CSFB Parties).

     The chart below summarizes (a) the contributions made by the parties to the transaction at the closing, and (b) as of the closing, the subsequent contributions which would be made by the CSFB Parties in response to future capital requests from Pinnacle. As of the filing date of this Annual Report, as a result of a capital request funded after the closing by the CSFB parties, RMG owns 37.5% of the common stock of Pinnacle.

                               Equity in Pinnacle
                         ------------------------------
                                               Series A       Equity        Rights in Pinnacle
Parties    Contribution      Common Stock   Preferred Stock  Warrants(1)  Options Common Stock(2)
-------    ------------      ------------   ---------------  -----------  -----------------------
RMG        All CBM           75,000 shares          -0-         -0-            30,000 shares
           properties
           (except Castle
           Rock, Baggs
           and Oyster Ridge)

CCBM       All CBM           75,000 shares          -0-         -0-            30,000 shares
           properties
           (except Castle
           Rock, Baggs
           and Oyster Ridge)

CSFB       $   17,640,000    50,000 shares    130,000 shares    130,000        -0-
Parties

CSFB       $ 11,760,000(3)                    120,000 shares    120,000            -0-
Parties
____________________________

     (1)          At  $100  per  share  of  common  stock.
     (2) Options to buy common stock at $100.00 per share, as increased by 10% per annum compounded quarterly for the first 15,000 shares, and 20% per annum for the second 15,000 shares.
     (3) Commitment to fund subsequent capital requests from Pinnacle, not more than $11,760,000, if made prior to July 1, 2004, for development workon CBM wells, or (if approved by CSFB Parties) a property acquisition. The commitment price is $980,000 for each 10,000 shares of series A stock (coupled with warrants to purchase 10,000 shares of common stock, exercisable at $100 per share).

     As a result, RMG has recorded its 37.5% equity investment in Pinnacle at the carrying value of its coalbed methane properties of approximately $922,600.

     Sanders Morris Harris Inc. ("SMH") of Houston, Texas acted as financial advisor to RMG on the Pinnacle transaction. For its services in connection with the transaction and the Gastar acquisition, SMH was paid $650,000 by Pinnacle. As additional compensation for SMH's services, USE issued to SMH 50,000 restricted shares of common stock and warrants to purchase (until June 30, 2006) another 50,000 restricted shares of common stock (at $5.00 per share). SMH did not receive any equity or equity rights in Pinnacle in connection with the transaction or the Gastar acquisition.

  -   GASTAR  ACQUISITION

     With proceeds from the CSFB financing, Pinnacle paid Gastar $6.2 million for approximately 50% of Gastar's working interest in existing producing and non-producing CBM properties which included 95 producing wells in the early stages of dewatering and approximately 36,529 gross developed and undeveloped acres. The majority of the leases are either part of or located adjacent to the producing Bobcat property, which RMG and CCBM contributed to Pinnacle.

     Pinnacle also agreed to fund up to $14.5 million of future drilling and development costs on behalf of Gastar and Pinnacle prior to December 31, 2005, on the properties purchased from Gastar.

  - CONTINUING OPERATIONS OF RMG, CONTINUING AGREEMENT WITH CCBM, AND THE AMI AGREEMENT AFTER THE PINNACLE TRANSACTION

     RMG retained ownership, with CCBM, of the Castle Rock, Oyster Ridge, and Baggs projects, totaling about 189,000 gross acres (currently about 173,400 gross acres net of 15,200 gross acres returned to Anadarko after the transaction date and expiration of one lease). RMG and CCBM plan to continue exploration and development activities on these properties as well as acquiring other properties in Wyoming and Montana, under their July 2001 agreement (see "Carrizo - Purchase and Sale Agreement"). Presently there are no agreements for RMG and CCBM to acquire producing properties.

     CCBM paid RMG approximately $1.8 million for CCBM's outstanding purchase obligation (under the July 2001 agreement) on CCBM's interests in those properties it contributed to Pinnacle. The balance on the note at December 31, 2003 was $836,200. The balance of CCBM's original purchase obligation is payable in monthly installments of approximately $52,800 through November 2004 with a balloon payment of $282,400 due on December 31, 2004.

     In connection with the transaction with Pinnacle, RMG and Pinnacle signed a transition services agreement, for Pinnacle to pay RMG to assist in setting up operational accounting systems for Pinnacle through December 2003. The agreement was terminated by RMG effective January 1, 2004.

     Also in connection with the transaction, RMG, CCBM, Carrizo, USE and the CSFB Parties signed an area of mutual interest ("AMI") agreement: Until June 23, 2008, Pinnacle has the right to acquire from the other parties up to 100% of any interest in oil and gas leases, or interests therein or mineral interests or rights to acquire same, which the other parties acquire, at the same price paid or payable by the other parties, within the Powder River Basin in Montana and Wyoming (excluding most of Powder River County, Montana). The original AMI agreement between CCBM and RMG from July 2001 is superseded by the new AMI agreement, except for areas outside the new AMI agreement territory, wherein the original agreement is still in effect.

     With respect to the properties acquired from Hi-Pro (see below), CCBM and Pinnacle waived their rights to buy any of the producing or undeveloped acreage.

     ACQUISITION OF PRODUCING AND NON-PRODUCING PROPERTIES FROM HI-PRO PRODUCTION, LLC

     On January 30, 2004, RMG I, LLC ("RMG I"), a wholly-owned subsidiary of RMG, purchased coalbed methane properties from Hi-Pro for $6,800,000. This transaction was closed after December 31, 2003. See the subsequent event footnote to the financial statements in this Annual Report.

     The purchased properties (all located in the Powder River Basin of Wyoming) include 247 completed wells and 40,120 undeveloped fee acres. As of the filing date for this Annual Report, 108 wells now are producing approximately 5.9 million cubic feet (Mmcf) of gas per day (approximately 3.1 Mmcf per day net to RMG I). Net daily Mmcf sales are less than gross production, due to produced gas being consumed to run compressors, and from adjustments by purchasers for thermal content (gas is sold based on BTU heat content).

     RMG I owns an average 58% working (average 46.4% net revenue) interest in the producing wells and proved developed acreage, and a 100% working (average 80% net revenue) interest in all of the undeveloped acreage. The net revenue interest percentage after deduction of the overriding royal interests held by lenders (see "Mezzanine Credit Facility") are 44.66% for the producing and five future wells to the Wyodak coal, and 78.0% for production from deeper coals and all of the undeveloped acreage.

     The transaction was structured as an asset purchase, with RMG I as the purchaser, in connection with the establishment of a mezzanine credit facility for up to $25,000,000 of secured loans to acquire and develop more proven coalbed methane reserves. RMG may utilize RMG I for future acquisitions (none are presently under contract or agreement in principle). See "Mezzanine Credit Facility." A substantial portion of the cash consideration paid to Hi-Pro was funded with the initial advance on the credit facility. RMG replaced Hi-Pro as the contract operator for 89% of the wells that were acquired.

     RMG negotiated the purchase based on the $7,113,000 present value, discounted 10%, of gas reserves recoverable (and the estimated future net revenues to be derived) from proved reserves in the Hi-Pro properties, as estimated as of November 1, 2003 by Netherland Sewell and Associates, Inc. See "Reserve Date" below for the estimate as of December 31, 2003.

     The $6,800,000 purchase price reflects a deduction, negotiated by the parties in January 2004, to account for the decrease in gas production from October 2003 due to the impact on production from deferred maintenance on the properties, and the expected cost of such maintenance work after closing.

-     TERMS  OF  THE  PURCHASE.  The  purchase  price  of  $6,800,000  was paid:

  x  $776,700  cash  by  RMG.
  x  $588,300  net  revenues  from  November 1, 2003 to December 31, 2003, which
          were  retained  by  Hi-     Pro.(1)
  x  $500,000  by  USE's  30  day promissory note (secured by 166,667 restricted
          shares  of  USE  common     stock,  valued  at  $3.00  per  share).
  x  $600,000  by 200,000 restricted shares of USE common stock (valued at $3.00 per  share).(2)
  x  $700,000  by 233,333 restricted shares of RMG common stock (valued at $3.00 per  share).(3)
  x  $3,635,000  cash,  loaned  to RMG I under the credit facility agreement.(4)
      ---------
     $6,800,000

  (1) RMG paid all January operating costs at closing. Net revenues from the purchased properties for January 2003 were credited to RMG I's obligations under the credit facility agreement. These net revenues were considered by the parties to be a reduction in the purchase price which RMG otherwise would have paid at the January 30, 2004 closing.
  (2) USE has agreed to file a resale registration statement with the SEC to cover public resale of these 200,000 shares.
  (3) From November 1, 2004 to November 1, 2006, the RMG shares shall be convertible at Hi-Pro's sole election into restricted shares of common stock of USE. The number of USE shares to be issued to Hi-Pro shall equal (A) the number of RMG shares to be converted, multiplied by $3.00 per share, divided by (B) the average closing sale price of the shares of USE for the 10 trading days prior to notice of conversion. The conversion right is exercisable cumulatively, as to at least 16,666 RMG shares per conversion.
  (4)     See  "Mezzanine  Credit  Facility."

  -   PROPERTIES  PURCHASED.

      RESERVE  DATA

     Netherland Sewell and Associates, Inc. ("NSAI," Houston, Texas), independent petroleum engineers. have prepared a report on the proved reserves, as of December 31, 2003, estimating recoverable reserves from the Hi-Pro properties, and the present value (discounted 10%) of future cash flow therefrom. NSAI's report takes into account fixed pricing for some production in 2004 and 2005, reflects the reduction in RMG's net revenue interests due to the overriding royalty interests held by lenders, and (except for fixed pricing in 2004 and 2005) is based on the Henry Hub Spot market price of $5.965 per mmbtu, adjusted by lease for energy content, transportation fees and regional price differentials on December 31, 2003, without price escalation.

                                                     NET PRESENT
                                 RESERVES               VALUE
                                 (Mmcf)           (discounted at 10%)
                                 ------           -------------------
Proved Developed Producing      2,206.490             $4,589,600
Proved Developed Non-Producing    464.423             $1,084,800
Proved Undeveloped                733.780             $1,382,000
                                  -------             ----------
Total                           3,404.693             $7,056,400

     The present value, discounted 10% value ("PV10 value") was prepared after ad valorm and production taxes on a pre-income tax basis, and is not intended to represent the current market value of the estimated gas reserves purchased from Hi-Pro. The PV10 discount factor is not the same as the standardized measure of present value calculations which are determined on an after-income tax basis.

     Reserves as of November 1, 2003 were calculated by NSAI based on actual production up to June 30, 2003, with production decline curves to November 1, 2003 estimated based on that production, resulting in total net proven reserves of 4,034.5 Mmcf. For estimates as of December 31, 2003, NSAI was supplied with actual production data through that date. Because actual production was below the production predicted for the same time period by the November 1, 2003 decline curves, the decline curves for the later report had a lower starting point on January 1, 2004 and a steeper rate of decline. These new decline curves thus predict lower future production (3,404.693 Mmcf net to RMG) as of December 31, 2003.

     We expect production in 2004 from producing wells, and hence proven reserves (after adjustments for actual gas produced), will increase as maintenance work now in progress (which had been deferred by Hi-Pro in the last two quarters of 2003) is completed in the second quarter 2004. The reduction in the present value, discounted 10%, of proven reserves at November 1, 2003 ($7,113,000) as compared to December 31, 2003 ($7,056,400) was less than 1%, notwithstanding the decreased volume of reserves, due to the higher price at the later date compared with prices used in the November 1, 2003 estimate $4.50 per mcf in 2003, $4.29 in 2004, and $4.25 in 2005).

     There are numerous uncertainties inherent in estimating gas reserves and their estimated values. Reservoir engineering is a subjective process of estimating underground accumulations of gas that cannot be measured exactly. Estimates of economically recoverable gas, and the future net cash flows which may be realized from the reserves, necessarily depend on a number of variable factors and assumptions, such as historical production from the area compared with production from other areas, the assumed effects of regulations by government agencies, assumptions about future gas prices and operating costs, severance and excise taxes, development costs, work-over costs, remedial costs and abandonment obligations. The outcomes in fact may vary considerably from the assumptions.

     The PV10 value takes into account RMG I's contracts to sell 2,000 Mmbtu per day in 2004 at a fixed price of $4.76 per Mmbtu, and 1,000 Mmbtu per day in 2005 at a fixed price of $4.14 per Mmbtu. From time to time, RMG I may sign fixed price contracts for more production. In addition, gas market prices will vary, possibly by significant amounts, throughout each year, and on an average basis from year to year. For these reasons, the cash flow realized from production likely will vary from the estimates of cash flow used to determine the PV10 value.

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

     In addition, it is likely that actual production volumes will vary from the estimates.

     The PV10 discount factor, which is required by the SEC for use in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor, based on interest rates in effect in the financial markets, and risks associated with the gas business.

     The business of exploring for, developing, or acquiring reserves is capital intensive. To the extent operating cash flow is reduced and external capital becomes unavailable or limited, RMG's ability to make the necessary capital investment to maintain or expand the gas reserves asset base would be impaired. There is no assurance future exploration, development, and acquisition activities will result in additional proved reserves. Even if revenues increase because of higher gas prices, increased exploration and development costs could neutralize cash flows from the increased revenues.

     -     FUTURE  PLANS  FOR  THE  HI-PRO  PRODUCTION  PROPERTIES

     In the second quarter of 2004, RMG I plans to drill five proven undeveloped locations to the Wyodak coal, continue a remedial work over program on a number of existing wells, and upgrade the gas gathering and pipeline facilities included in the purchase. The work over program is estimated to cost $250,000 and will be funded by the working interest partners. The drilling and gathering upgrade is estimated to cost approximately $640,000, and is being funded with a loan from the mezzanine credit facility. The programs are designed to enhance production from current levels. After the 5 new wells to the Wyodak are drilled, there will be no more undrilled locations on the currently producing properties available for the Wyodak coal. The first coals of interest under the undeveloped acreage are the Anderson and Canyon coals (for example under the Reno property); the Wyodak coal is not present under the undeveloped acreage. In addition to the 5 new wells, RMG-I plans to hook up 2 additional wells that were previously drilled by Hi-Pro and are in close proximity to the 5 new wells.

     The Wyodak coal formation is 200 to 600 feet from surface. Existing infrastructure for the Wyodak wells (gathering lines, compressors, and water disposal) should significantly reduce drilling and completion costs for new wells to the deeper Dannar and Moyer coals (1,100 to 1,800 feet). Subject to raising capital, up to 120 wells could be drilled and completed to these deeper coals in 2004 and 2005, all on locations now producing from the Wyodak. This development activity is contingent upon obtaining future financing. We do not expect that funding for this activity will be available through the mezzanine credit facility.

     No reserves have been established for the Dannar and Moyer coals. Because no other operators are producing gas from or dewatering these coals in the vicinity of the Hi-Pro properties, we expect several pods of wells will have to be drilled and completed to these coals, with an extended dewatering period (which could be up to 24 months), before significant gas production begins.

     RMG is also developing plans to put five coalbed methane wells from the Reno property on production during 2004. The Reno property was part of the Hi-Pro acquisition. The target coals on the Reno property are the Anderson coal, which is about 600-650 feet in depth and approximately 40 feet in thickness and the Canyon coal which is about 700-850 feet in depth and 35 feet in thickness.

     Four wells were previously drilled by Hi-Pro at the Reno property, which were completed in both the Anderson and Canyon coals, with slotted screening in each. In addition, in March 2004, RMG I drilled a fifth well, which has been completed in the Canyon coal. The shallower Anderson coal may be completed at a later date. Four additional well locations exist at the Reno property based upon 80-acre spacing.

     The Reno property consists of 760 gross and net acres, all on fee acreage. It is located in Campbell County, Wyoming, approximately 50 miles south of Gillette. RMG owns a 100% working interest in this property.

  -   MEZZANINE  CREDIT  FACILITY.

     RMG I has signed a credit agreement with Petrobridge Investment Management, LLC (Houston , Texas) as lead arranger, and institutional lenders, for up to $25,000,000 of loans to RMG I. The loan commitment is through June 30, 2006. All loans will have a three year term from funding date.

     Funding to acquire and/or improve any project is subject to the lenders' approval of the transaction and RMG I's development plan.

     The first loan ($4,340,000 on January 29, 2004) under the credit facility has been applied to the Hi-Pro asset purchase ($3,700,000) including transaction costs and professional fees; and for a Phase I development program ($640,000).

     Terms  for  all  loans  under  the  credit  facility include the following:

    x Principal is not amortized, but interest must be paid monthly. All revenues from the properties owned by RMG I (including all current and new wells) is paid to a lock box account controlled by the lenders, from which is paid by the lenders, the lease operating costs, revenue distributions, RMG I operating fees and RMG pumping fees (all approved by the lenders). With the exception of operating and pumping fees, no revenues will be available for RMG operations until all loans are paid off.

    x The loans are secured by all of RMG I's properties and by RMG's equity interest in RMG I.

    x The lenders, in the aggregate, receive an overriding royalty interest of 3% of production from the wells producing when the acquisition was closed, and 2% of production from new wells on an 8/8ths working interest basis, proportionately reduced where less than 100% of the working interest is owned by RMG I. For the Hi-Pro properties, the 3% rate applies to all wells (producing and to be drilled) to the Wyodak formation (an aggregate override of 1.74%), and 2% to all wells to deeper formations (aggregate override to be determined based on working interest ownership by well). Override payments to the lenders are not applied to the loan balances. The percentage of overrides on future properties may vary.

    x Negative covenants: RMG I will not permit the ratio of (a) total debt to EBITDA to exceed 2.00 to 1.00; (b) EBITDA to interest expense and rents (lease expense) to be less than 3.00 to 1.00; c) current assets to current liabilities to be less than 1.00 to 1.00; or (d) PV 10 (proved developed producing reserves) to total debt to be less than
          1.00 to 1.00. All these ratios are to be determined quarterly. In addition, RMG I shall not permit net sales volume of gas from its properties to be less than 270 Mmcf, 230 Mmcf, 230 Mmcf and 210 Mmcf for each quarter in 2004, or less than 180 Mmcf per quarter in 2005 and the first two quarters of 2006.

     At closing of the Hi-Pro acquisition, USE issued to the participating lenders three year warrants to purchase a total of 318,465 shares of common stock of USE (subject to vesting) at $3.30 cash per share. At closing of the Hi-Pro Acquisition, warrants on 63,693 shares vested. The remaining warrants will vest at the rate of the right to buy one USE share for each $78.50 which RMG I subsequently borrows under the credit facility. Regardless of when vested, all warrants will expire on the earlier of January 30, 2007, or the 180th day after USE notifies the warrantholders that USE' stock price has achieved or exceeded $6.60 per share for a consecutive 15 business day period. USE has agreed to file a registration statement with the SEC to cover public resale of the warrant shares.

     The preceding is a summary of some of the terms of the credit agreement, and is qualified by the text of the agreement, filed with this Annual Report as an exhibit.

-     RMG  EQUITY  TRANSACTION

     In the first quarter of 2004, RMG raised $1,800,000 of equity financing from the sale of shares of Series A Preferred Stock in RMG, and warrants to purchase shares of common stock of USE, to institutional investors. Proceeds are being used for RMG working capital. The terms of the securities sold are:

    x 600,000 shares of Series A Preferred Stock at $3.00 per share. The Series A Preferred Stock bears a 10% cumulative annual dividend (payable on March 1 of each year, beginning March 1, 2005), payable at RMG's election in cash or shares of common stock of RMG (at $3.00 per share) or shares of common stock of USE (at 90% of USE' weighted average closing price for the five days prior to closing, referred to as the "set price"). The Series A Preferred Stock is convertible at the holder's election into shares of common stock of RMG, at $3.00 per share, or shares of common stock of USE at the set price, until February 2006, at which time all Series A Preferred Stock shares not previously converted shall automatically be converted into shares of common stock of RMG. The Series A Preferred Stock carries a liquidation preference of $4.05 per share.

    x Warrants to purchase 150,000 shares of common stock of USE, at the set price. The investors did not pay additional consideration for the warrants issued in connection with the purchase of the Series A Preferred Stock. The warrants are exercisable as to 25% of the underlying shares beginning in May 2004, and an additional 25% of the underlying shares on each of the six months, nine months, and twelve months thereafter, at which time the warrants are exercisable for the full number of underlying shares. USE may call the warrants for exercise if USE's volume weighted average price (VWAP) for its stock exceeds $6.00 for any consecutive 15 trading days; warrants not exercised by the tenth trading day after a call notice is sent will be cancelled.

    x The number of shares of RMG or USE common stock issuable in payment of dividends on, or conversion of, the Series A Preferred Stock, and the number of shares of common stock of USE issuable on exercise of the warrants, are subject to adjustment in certain events to protect the holders from dilution. The first anti-dilutive provision is 'full ratchet': If RMG or USE issue shares of common stock, or derivative securities exercisable for or convertible into such shares of common stock, at a price less than $3.00 per share for RMG stock or the set price for USE stock, at any time until 30 days after a registration statement (to be filed by USE) has been declared effective by the SEC to permit the resale to the public by the holders of the USE common stock issuable on payment of dividends, in conversion, and on exercise of warrants, then the issue price for the dividends and conversions, and the exercise price of the warrants (for RMG and USE common stock, as applicable) shall be reduced (ratcheted down) to equal the lower issue price, until the 30th day after the registration statement is declared effective.

          The second anti-dilutive provision would take effect after that 30th day: The issue price would be adjusted up to a fully weighted adjusted price, and would continue to be adjusted for any other issuance by RMG or USE of stock or derivative securities at a price less than $3.00 or the set price, as applicable, until the Series A Preferred Stock is converted to common stock or RMG or USE, or until the expiration of the warrants, as applicable. As an example of fully weighted anti-dilution protection, if RMG were to sell 3,200,000 shares of common stock at $2.50 per share, the dividend and conversion price on the Series A Preferred Stock would be $2.91.

     The preceding is a summary of some of the terms of the Series A Preferred stock designation, and the USE warrants, and is qualified by the text of the documents filed with this Annual Report as exhibits.

     VOLUMES, PRICES AND GAS OPERATING EXPENSE - BOBCAT PROPERTY (TRANSFERRED TO PINNACLE GAS RESOURCES, INC. IN JUNE 2003)

     This table shows RMG's 27.6% working (22% net revenue) sales volumes of gas produced, average sales prices received for gas sold, and average production costs for those sales, for the seven months ended December 31, 2002, and for the year ended December, 2003, all from the Bobcat property which was transferred to Pinnacle in June 2003.

                                         Year  Ended        Seven  Months  Ended
                                     December  31,  2003     December  31,  2002
                                     -------------------     -------------------

          Sales volumes (mcf)               81,516                 64,314
          Average sales price per mcf(1)     $3.71                  $1.86
          Average cost (per mcf)(2)          $1.91                  $1.91

     (1) From time to time, we sold some of the production at a set price and the balance at daily market prices. For the six months ended June 30, 2003, we sold 37.0% of our share of production at contract prices and 63.0% at the market. There were no gas sales after June 30, 2003.

     (2)  Includes  direct  lifting  costs  (labor,  repairs   and  maintenance,
          materials and supplies, workover costs, insurance and property, gathering, compression, marketing and severance taxes).

   ACQUISITION AND EXPLORATION CAPITAL EXPENDITURES - ALL PROPERTIES THROUGH DECEMBER 31, 2003

     From inception on November 1, 1999 through December 31, 2003, RMG incurred net acquisition (purchase price and holding costs) and exploration costs (drilling and completion) on CBM properties of approximately $1,353,900, which does not include approximately $2,194,900 funded by CCBM on RMG's behalf for leasehold, drilling and completion costs. Unproved properties on the balance sheet at December 31, 2003 reflect the reduction (by $5,143,000) to reflect the reduction of the natural gas properties in accordance with the full cost method of accounting as a result of principal payments made by CCBM under its agreement with RMG and by payments from other industry partners. The foregoing data does not include $922,600 spent by RMG on properties transferred to Pinnacle. The $922,600 was recorded at December 31, 2003 as an investment in Pinnacle.

     The following table shows certain information regarding the gross costs incurred by RMG. Costs associated with the Hi-Pro acquisition after December 31, 2003 are not included.

                                  Year Ended    Seven Months Ended   Year Ended
                                  December 31,     December 31,       May  31,
                                  ------------     ------------     ------------
                                      2003             2002             2002
                                  ------------     ------------     ------------
             Acquisition costs    $    107,100     $    936,200     $    192,600
             Development               158,300           97,200           87,400
                                  ------------     ------------     ------------
                                  $    265,400     $  1,033,400     $    280,000
                                  ============     ============     ============

     The  acquisition costs included amounts paid for properties, delay rentals,
lease   option   payments,   and  general   and  administrative  costs  directly
attributable  to  the  acquisitions.

     The  recorded   amounts  for  acquisition  and   exploration  of  $265,400,
$1,033,400,  and  $280,000  represent  1.1%,  3.6%,  and 1.0% of total assets at
December  31,  2003,  December  31,  2002,  and  May  31,  2002,  respectively.

     We  use  the full-cost method of accounting for gas properties.  Under this method, all acquisition and exploration costs are capitalized in a "full-cost pool" as incurred. Depletion of the pool will be recorded using the unit-of-production method. To the extent capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net pre-tax cash flows from proved gas reserves as established by reserve reports, the excess costs will be charged to operations.

     All acquisition and exploration costs for a property are capitalized until such time as reserves can be established, or not, for the property. If no reserves are established, those capitalized costs will be transferred to the amortization base and be subject to an impairment test. To the extent reserves are established for an exploration property to be less than such costs, the costs will be written-down to the amount of present value of the reserves. In this event, assets would decrease and expenses would increase. Once incurred, a write-down of gas properties can't later be reversed.

     In addition, if future exploration work (in particular the larger prospects) is delayed because of lack of capital or permitting delays, or both, with the result that it cannot be established whether or not proved reserves exist on the properties, the exploration costs for those properties would be written-off.

     COALBED  METHANE  PROPERTIES

     As of the filing of this Annual Report, we hold leases and options to develop approximately 264,300 gross mineral acres (including 69,895 acres under options - see "Oyster Ridge" below) under leases from the United States Bureau of Land Management, the states of Wyoming and Montana, and private landowners. Table 1 shows the total gross and net lease acres held in each prospect, and the amount of such acreage held by RMG and by companies with which RMG has agreements (CCBM, Inc. and Quaneco,L.L.C.). These agreements are summarized under "Carrizo - Purchase and Sale Agreement" and "Quaneco - Agreement." Acreage data assumes CCBM completes its obligations; CCBM will own its 50% working interest in wells drilled under CCBM's drilling fund commitment, but if CCBM does not complete its purchase obligations, CCBM would be entitled to a reduced working interest in the remaining undrilled acreage.

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

     Prospects are evaluated for coal potential using available public and industry data, taking into account proximity to other positions held by RMG and existing or planned gas transmission lines, and whether drilling and production permits can be obtained and the costs thereof. The final decision to acquire a prospect is made by the executive officers of RMG. Well drilling and testing is done by outside contract drilling companies. Drilling results (cores, gas and water flow rates, and other data) are evaluated by RMG staff, using customary technical methods, to determine if any coal zones encountered in the well should be completed for production. Completion requires setting casing pipe down to the coal zone(s), installing pumps, and installing and setting up the necessary surface equipment (for example, water disposal lines and water holding tanks and/or holding ponds for evaluation wells, pending production permitting), and dewatering the well sufficiently so production can start. The decision whether to complete the well is made by the executive officers of RMG.

     Table 1 reflects RMG's, Quaneco's and CCBM's acreage position as of the filing of this Annual Report. Table 1 does not reflect the reduction in net acreage held by RMG if Anadarko Petroleum, Inc. exercises its options to back-in for a 25% working interest on 31,711 gross acres or Kerr McGee exercises its option to back-in for a 40% working interest on 38,184 gross acres within the Oyster Ridge prospect. Also, 69,895 of the acres shown as held in Oyster Ridge assume we continue to earn acreage under the drill-to-earn-acreage provisions of the option agreements with Anadarko and Kerr McGee. See "Description of Prospects - Oyster Ridge" below.

TABLE  1

--------------------------------------------------------------------------------
       Project
       and Date       Gross Lease   Net Lease   RMG Net   Quaneco Net   CCBM Net
       Acquired           Acres       Acres      Acres       Acres        Acres
--------------------------------------------------------------------------------
     Castle Rock         123,840      111,567    48,811      55,784       6,973
      Jan. 2000
     Oyster Ridge         87,642       87,642    32,380        0         32,380
      Dec. 1999
     Baggs North             120          120        60        0             60
      Jan. 2000
       Hi-Pro             52,740       51,938    46,974        0             0
      Jan.2003
--------------------------------------------------------------------------------
      TOTAL              264,342      251,267    128,225     55,784      39,413
--------------------------------------------------------------------------------

     RMG owns a 43.75% working interest (35% net revenue interest) in the Castle Rock prospect on 123,840 gross and 111,567 net acres in southeast Montana. CCBM can purchase a 6.25% working interest in RMG's acreage (6,973 net acres) of the Castle Rock prospect if they meet certain payment obligations. In July 2001, we sold a 50% working interest in all our coalbed methane leases, except at Castle Rock, to CCBM for $7,500,000, plus other consideration. The acreage data in Table 1 reflects these transactions.

     CCBM agreed to pay up to $5,000,000 for drilling and completing CBM wells on the properties owned by RMG and CCBM. RMG has a carried working interest in all of the wells drilled on properties owned in July 2001 (after the Pinnacle transaction, those properties consist of the Castle Rock, Baggs, and the Oyster Ridge property (not including the Kerr-McKee earn-in acreage)). To date, CCBM has not indicated whether they will participate in the Kerr McGee acreage under the AMI agreement as it is still under review by CCBM under the AMI review timeline. CCBM has the right to participate as to 50% of the working interest we acquire in properties RMG or RMG I acquires in the future; if CCBM elects to participate, RMG or RMG I would not have a carried interest in wells on future properties.

     A total of 72 wells have been drilled on RMG acreage through December 31, 2003: Five in (former) fiscal year 2001; 53 in (former) fiscal year 2002; 12 in the seven months ended December 31, 2002; and 2 in 2003. 43 of the wells were drilled on properties transferred to Pinnacle in mid-2003. Nineteen of the wells were drilled by SENGAI in Castle Rock under the terms of a option and farm-in agreement. Eleven of those 19 wells were stratigraphic wells and have been plugged by SENGAI; 8 of those 19 wells were completed and are owned by RMG (93.75% working interest) and CCBM (6.25% working interest), as Quaneco opted out of maintaining a working interest in the 8 wells. Other than the Castle Rock wells, RMG and CCBM both have a 50% working interest in all of these wells (see Table 2 below).

     As of December 31, 2003, CCBM and RMG have spent approximately $2,194,900 of the $2,500,000 drilling fund CCBM is committed to spend on RMG's behalf. This reflects a reduction of $391,000 for RMG's participation in two of Carrizo's Gulf Coast wells. We are relying on the $305,100 balance to pay for continued drilling and completion work on the Castle Rock and Oyster Ridge properties, as to which RMG will have a carried working interest with no financial obligation of RMG for drilling and completion costs until the drilling fund is exhausted. For other properties we acquire in which CCBM elects to participate, CCBM would bear 50% of drilling and completion costs for their 50% working interest.

     Future annual financial obligations for coalbed methane properties consist of approximately $173,100 gross in rental fees to the lessors for 2004 ($81,800 net to RMG).

     Table 2 lists the number of wells drilled, the total exploration costs and the remaining number of wells currently permitted for drilling as of December 31, 2003. Wells permitted for drilling on the Hi-Pro properties are shown; exploration costs and numbers of wells drilled by Hi-Pro Production are not shown.

TABLE  2



                  FY 2001            FY 2002         New Year 2002         FY 2003
Prospect      6/1/00-5/31/01     6/1/01-5/31/02     6/1/02-12/31/02     1/1/03-12/31/03          TOTAL         Remaining
              Wells        $     Wells        $     Wells         $     Wells         $     Wells         $     Permits
---------------------------------------------------------------------------------------------------------------------------
Castle
Rock           3*   $283,900    19**  $2,500,000          $   4,300      0            0     22   $2,788,200        5
---------------------------------------------------------------------------------------------------------------------------
Oyster
Ridge          2     150,500      5      464,200              3,400      0            0    7***     618,100        4
---------------------------------------------------------------------------------------------------------------------------
Hi-Pro        n/a        n/a     n/a         n/a     n/a        n/a     n/a           0     n/a         n/a        9
---------------------------------------------------------------------------------------------------------------------------
TOTAL          5    $434,400     24   $2,964,200          $   7,700      0            0     29   $3,406,300        18

     *     one  well  has  been  plugged  and  abandoned
     **    drilled  by  SENGAI,  11  have  been  plugged  and  abandoned
     ***   includes  3  wells  that  have  been  plugged  and  abandoned

     CARRIZO - PURCHASE AND SALE AGREEMENT. On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc., a Delaware corporation which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS "CRZO"). The agreement between CCBM and RMG is intended to finance the further exploration of the properties held in Montana and Wyoming, and to acquire and develop more properties.

     RMG assigned CCBM an undivided 50% interest in all of RMG's then current coalbed methane properties (with the exception of Castle Rock of which only a 6.25% working interest was assigned) for a purchase price of $7,500,000 by a promissory note payable in principal amounts of $125,000 per month plus interest at an annual rate of 8%, over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. This note was reduced in connection with CCBM's contribution of properties to Pinnacle (see "Transaction with Pinnacle Gas Resources, Inc. - Continuing Operations of RMG, Continuing Agreement with CCBM, and the AMI Agreement, after the Pinnacle Transaction"), and the balance on the note is secured with a 50% undivided interest in the remaining properties (Oyster Ridge and Baggs North but not Hi-Pro).

     CCBM has the right to participate in other properties RMG may acquire under an area of mutual interest ("AMI") agreement. This agreement has been modified by the AMI agreement signed in connection with the Pinnacle transaction; CCBM waived its right to participate in the Hi-Pro acquisition. For information on the original AMI agreement, see "Carrizo - Purchase and Sale Agreement" in the Annual Report (Form 10-K/A1) for the former fiscal year ended May 31, 2002.

     In addition to its one-half share of revenues in proportion to its one-half share of the working interest, CCBM was entitled to a credit (applied as a prepayment of the purchase price for the undivided 50% interest in RMG's acreage), equal to 20% of RMG's net revenue interest from wells drilled with the $5,000,000 drilling budget, until the amount of that credit in favor of CCBM equals $1,250,000. At the formation of Pinnacle, CCBM paid RMG approximately $1.8 million to complete its purchase price of the contributed properties. The payment of $1.8 million was a reduction to the principal on the original $7.5 million note from CCBM. The $1.25 million that CCBM was to recover from 20% of RMG's revenue interest on the contributed properties was netted against the total purchase price on the contributed properties which yielded the $1.8 million cash payment. CCBM is not entitled to any additional disproportionate revenue distributions.

     QUANECO - AGREEMENT. On January 3, 2000, RMG purchased a 50% working interest and 40% net revenue interest in the Castle Rock and Kirby prospects in the Powder River Basin of southeast Montana consisting of approximately 185,000 net mineral acres from Quaneco, L.L.C. (formerly Quantum Energy, L.L.C., Cleveland, Ohio and Oklahoma City, Oklahoma). The acreage includes 88,409 net acres of Bureau of Land Management ("BLM") land; 14,916 net acres of state land (Montana), and 82,775 net acres of fee land. In fiscal 2000 and 2001, RMG paid Quaneco the cash purchase price of $5,500,000 for the acreage plus a drilling commitment of $2,500,000. RMG and CCBM transferred their interests in the Kirby prospect to Pinnacle in mid-2003.

     For information on the Quaneco agreement, see "Quaneco Agreement" in the Annual Report (Form 10-K/A1) for the (former) fiscal year ended May 31, 2002.

DESCRIPTION  OF  PROSPECTS

     Leases of federal mineral rights are obtained from the United States Bureau of Land Management ("BLM") and expire from 2004 to 2009, unless RMG establishes production on the lease, in which event the lease is held so long as coalbed methane or other gas or oil is produced. A royalty interest of 12.5% on the production is paid to the BLM. State leases expire from 2004 to 2009 in Wyoming and Montana, unless RMG establishes production on the lease, in which event the lease is held so long as coalbed methane or other gas or oil is produced. The royalty paid to the State of Wyoming is from 12.5 % to 16.67%, and 12.5% to the State of Montana. Annual renewal fees for non-producing Federal leases is $1.50 to $2.00 per acre, and $1.00 and $2.75 for non-producing Wyoming and Montana leases.

     An environmental group has filed a lawsuit against the BLM, RMG and others, challenging the validity of numerous BLM leases in the Powder River Basin of Montana. See Item 3, Legal Proceedings ("Rocky Mountain Gas Litigation").

     Leases on private (fee) land for coalbed methane and conventional gas expire at various times from 2004 to 2011, unless production is established, in which event the lease is held so long as there is production. The landowner is paid a royalty from production of 12.5% to 20.0% , depending on the lease terms.

     Table 3 presents total acreage (developed and undeveloped) held by RMG at December 31, 2003, and the Hi-Pro acreage as of the filing date of this Annual Report.

TABLE  3

                                                                  Net        Net        Net
                                                      Net         Leased     Leased     Leased
                                 Gross      Net       Leased      from       from       from
                                 Leased     Leased    from        State of   State of   Private
Prospect                         Acres      Acres     BLM         Wyoming    Montana    Owners
                                -------    -------    --------    -------    -------    ------
Castle Rock                     123,840    111,567      55,104          0     10,860    45,603
Oyster Ridge*                    20,306     20,306      17,107        639          0     2,560
Baggs North                         120        120           0        120          0         0
Hi-Pro (undeveloped)             40,120     40,120           0        112          0    40,008
                                 ------     ------      ------      -----     ------    ------
Total Undeveloped Acres         184,386    172,113      72,211        871     10,860    88,171
Hi-Pro (developed)               12,620     11,818         460        280          0    11,078
                                -------    -------      ------      -----     ------    ------
Total Acres                     197,006    183,931      72,671      1,151     10,860    99,249
                                =======    =======      ======      =====     ======    ======

     *Does not include 29,151 acres under option from Anadarko Petroleum and 38,184 acres under option from Kerr McGee. See "Description of Properties - Oyster Ridge."

     RMG's properties and mineral leases of BLM, state and fee lands require annual cash payments of approximately $173,100 during 2004. CCBM is obligated for $59,600 of the $173,100 required to keep undeveloped coalbed methane leases in effect.

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

     OYSTER  RIDGE:  The Oyster Ridge project consists of two acreage positions:
(1) 49,457 gross and net acres located in southwestern Wyoming in the Ham's Fork Coal Field adjacent to the Green River Basin; RMG and CCBM have a 100% working interest (50% each) in 20,765 acres within this play, which is held with Anadarko Petroleum, Inc. Oyster Ridge; and (2) 38,184 gross and net acres held by Kerr-McGee Rocky Mountain Corporation, which are at the north and south ends of the Anadarko acreage.

     The area is prospective for coalbed methane production from two primary Cretaceous age coals, the Frontier and the Adaville. The Kern River pipeline, which services southern California, crosses the property. Through December 31, 2003, $799,500 has been spent on drilling and completion at Oyster Ridge.

     (1) Anadarko Petroleum, Inc. is successor to Union Pacific Land Resources Corporation, which sold the acreage subject to UPLRC's back-in option to third parties, from whom RMG acquired the acreage in December 1999.

     The agreement with Anadarko is a drill-to-earn-acreage agreement: RMG must drill at least four wells each year, each on a new section (640 acres), to earn a lease on each drilled section, and also to keep in force previously earned leases in the 31,711 acres area. Wells drilled by our seller, and by RMG (with
CCBM), have earned 2,560 acres, which are included in the 20,306 acres leased presently.

     Another 29,151 gross acres in the Oyster Ridge project are subject to an option held by Anadarko Petroleum, Inc. to participate as a 25% working interest owner on all wells drilled each year. Anadarko has not yet elected to participate, and has no working interest in the wells drilled to date on this prospect. If Anadarko elects to participate in the future, working interest ownership in affected wells would be 37.5% RMG, 37.5% CCBM, and 25% Anadarko.

     (2) On February 27, 2004, RMG signed a letter of intent to enter into an earn-in agreement to acquire a 60% working interest from Kerr-McGee Rocky Mountain Corporation ("KM") in 38,184 gross and net mineral acres held by KM under federal and Wyoming state leases. When executed, the earn-in agreement will be for a total of six years, with three phases: drilling commitment, pilot program, and development program. The earn-in agreement is expected to be executed by March 31, 2004. The following is a summary of terms.

     Drilling Commitment. On or before September 30, 2004, RMG will drill, complete and attempt to produce for at least 30 days (at its sole expense) two coalbed methane wells (one to the Frontier coal seams and one to the Adaville Cretaceous coal seams), to earn 60% of KM's working and net revenue interest in the 640 acre section surrounding each well, down to the deepest depth drilled. Drilling and completion costs for the two wells will be a minimum of $300,000. RMG will receive all production revenues from each well until RMG reaches payout (total drilling and completion costs) from the wells, at which time KM will begin to participate for its 40% working interest. KM's leases will be delivered to RMG with a 82.5% net revenue interest.

     Pilot Program. If RMG determines the drilling program results to be favorable, in its exclusive judgment, a pilot program for four wells (at RMG's sole expense) will be initiated by September 30, 2005.

     Development Program. If RMG determines the pilot program results to be favorable, in its exclusive judgment, RMG will notify KM by December 31, 2005 of its election to commit to a development program.

If this commitment is made, RMG shall drill at least 10 wells per year on KM lands beginning in 2006. Each well will earn for RMG a 60% working interest in the 640 acre section surrounding the well, and each lease will be delivered to RMG with a 82.5% net revenue interest. KM may elect to participate for a 40% working interest in any development well. If KM elects not to participate in the first well in the section, KM will be deemed to relinquish the 40% working (and associated net revenue) interest in the well until RMG reaches payout. If KM elects not to participate in the second well in any section previously earned by RMG, then KM shall have relinquished all of its interest in the entire section.

     RMG  will  be  the  operator  for  each  stage  of  the  KM  project.

     As of the filing date of this Annual Report, CCBM has not determined whether to participate with RMG in the Kerr-McGee earn-in agreement. However, our net acreage calculations assume that CCBM will participate.

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

     Coalbed methane ("CBM") production is similar to conventional natural gas production in terms of the physical producing facilities. However, the subsurface mechanisms that allow gas movement to the wellbore are very different. Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. Coalbed methane is stored in four ways: 1) as free gas within the micropores (pores with a diameter of less than .0025 inch) and cleats (set of natural fractures in the coal; 2) as dissolved gas in water within the coal; 3) as absorbed gas held by molecular attraction on surfaces of macerals (organic constituents that comprise the coal mass), micropores, and cleats in the coal; and 4) as absorbed gas within the molecular structure of the coal molecules. Coals at shallower depth with good cleat development contain significant amounts of free and dissolved gas while the percentage of absorbed methane generally increases with increasing pressure (depth) and coal rank. Coalbed methane gas is released by pressure changes when the water in the coal is removed. In contrast to conventional gas wells, new coalbed methane wells initially produce water for several months. As the formation water pressure decreases, methane gas is released from the structure.

     Methane production is a direct result of reducing the hydrostatic (water) pressure in the coal formation. Three principal stages are involved:

    x Drill wells (typically eight or more in a 'pod') down to the same coal formation, in contiguous 80 acre spacing per well; test the water in the formation and test coal samples taken from the formation. Water testing determines if the geochemical environment of the coal seam is conducive to the formation of CBM.
    x Install gathering lines to hook up and put wells on pump to "dewater" the coal formation. Hydrostatic pressure must be reduced to about 50% of initial pressure before enough data is obtained (water flow rates, CBM gas flows) to determine how much CBM the wells may produce. This dewatering stage may take 6 to 18 months, and in some instances 24 months (where there is no dewatering of the coal seam occurring from wells drilled by others on adjacent properties).
    x Installing (or have a transmission company install) a compressor and transport line to carry produced gas to a gas transmission line for sale to end users. Gas production starts gradually then continues to grow in volume as hydrostatic pressure is reduced; optimal production won't occur until hydrostatic pressure is reduced approximately 90% from initial levels.

COALBED  METHANE  WELL  PERMITTING

     Operators drilling for coalbed methane are subject to many rules and regulations and must obtain drilling, water discharge and other permits from various governmental agencies depending on the type of mineral ownership and location of the property. Intermittent delays in the permitting process can reasonably be expected throughout the development of all RMG projects. As with all governmental permit processes, there is no assurance that permits will be issued in a timely fashion or in a form consistent with the plan of operations.

     Drilling and production operations on our Powder River Basin leases in Wyoming and Montana are subject to environmental rules, requirements and permits issued by various federal authorities for drilling and operating on all land, regardless of ownership, and state and local regulatory agencies for land owned by the state or in fee by private interests. The primary Federal agency with related responsibilities is the Bureau of Land Management of the U.S. Department of the Interior ("BLM") which has imposed environmental limitations and conditions on coalbed methane drilling, production and related construction activities on federal leases in the PRB. These conditions and requirements are imposed through Records of Decision ("ROD") issued pursuant to Environmental Impact Statements ("EIS"). The BLM may also impose site-specific conditions on development activities, such as drilling and the construction of rights-of-way, before it approves required applications for permits to drill and plans of development.

     In April 2003 the BLM issued Records of Decision finalizing two impact statements: The Powder River Basin Oil and Gas EIS (PRB-EIS) for the Wyoming portion of the basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and Billings Resource Management Plans in Montana. Together, the impact statements authorize the development of some 77,000 coalbed methane gas wells in the Powder River Basin, most of which would be drilled on the Wyoming side of the basin.

     With the EIS completed, the BLM will be able to consider drilling or development proposals in the geographic areas studied, however, before any permits are approved, the BLM will conduct an additional round of environmental review to identify site-specific environmental impacts and appropriate mitigation measures. Three lawsuits have been filed challenging the Record of Decisions, however, no stays have been issued. (See I.3. Legal Proceedings, Rocky Mountain Gas, Inc.)

     The state-based environmental agencies primarily concern themselves with the issuance of permits related to drilling, land, air quality and water discharge. The primary state-based agencies for which coalbed methane operators are subject to include:

    x     Wyoming  Department  of  Environmental  Quality  ("WDEQ")
    x     Wyoming  Oil  and  Gas  Conservation  Commission  ("WOGCC")
    x     Montana  Department  of  Environmental  Quality  ("MDEQ")
    x     Montana  Board  of  Oil  and  Gas  Conservation  ("MBOGC")

     While the BLM is primarily responsible for issuing broadly based EISs for each state, its jurisdiction over related matters and the actual issuance of drilling permits is primarily reserved for federal leases. Permits for drilling on state or fee owned land are issued by the WOGCC and MBOGC.

     In contrast to Wyoming, Montana authorities have been very slow in undertaking CBM environmental studies and granting permits to drill wells. In fact, to date, only the Redstone (Fidelity) project is producing CBM gas in Montana. With the exception of a relatively small number of drilling permits available from earlier issuance (including those held by RMG which have allowed some drilling on the Castle Rock project), a drilling moratorium had been in effect during the last three years, prior to the approval of the two environmental impact statements.

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

     Overall, RMG has not experienced any difficulty in obtaining air quality and water discharge permits from the WDEQ, and those permits are in place for the Hi-Pro properties. RMG has not has applied for such permits in Montana.

     The  following  summarizes  permits  now  in  place.

Table  4

                                                   Expiration
     Prospect          Remaining  Permits          or  Renewal  Date
     --------          ------------------          -----------------
     Castle  Rock               5                  May - July 2004
     Hi-Pro                     9                  August - September 2004
     Oyster  Ridge              4                  September  2004
                       ------------------
       Total                   18

     Drilling permits issued by the State of Wyoming allow one year for drilling completion; permits issued by the State of Montana allow six months.

     Once drilled, all wells in Wyoming are subject to a National Pollution Discharge Elimination System ("NPDES") permit relating to water testing and discharge. All wells in the Castle Rock prospect remain subject to the Montana Board of Oil and Gas Commission approval. Upon completion of drilling, wells are subject to monthly reporting regarding status and production to the respective state agencies in which they are located.

     Due to the low pressure characteristics of the coalbeds, the production of coalbed methane is dependent on the installation of multi-stage compression facilities. Gas is gathered from the wells, and transported to a low level compression station, then on to a high level compression station and finally to the transmission pipeline. The water is commonly collected through another pipeline from each of the wells and pumped into a surface reservoir.

     Companies involved in coalbed methane production generally outsource gas gathering, compression and transmission. RMG and industry partners have and will likely continue to outsource their compression and gathering to third parties at fixed charges per mcf transported.

GAS  MARKETS

     Gas production from the Powder River Basin is significant. Since this area is sparsely populated, most of the gas must be exported to distant markets. The existing Wyoming pipeline infrastructure is already substantial and continues to expand with gathering systems and intrastate lines, yet is ultimately dependent on large interstate pipelines. With the exception of a portion of the gathering systems, this pipeline system is typically owned and operated by independent mid-stream energy companies, rather than oil and gas operators. The pipelines generally will not be financed and constructed until appropriate amounts of gas have been proven and committed for transport on the new lines. While the total current take away capacity from the PRB is approximately 1.25 billion cubic feet per day (Bcfd), excess capacity over current production rates does not exist in all locations and not all producers have a ready market for the sale of their gas at all times. Some major producers in the region reserve portions of pipeline capacity beyond their current requirements, resulting in less than stated maximum capacity being available for other producers. In addition, total stated capacity is unavailable at times as pipelines are shut down for maintenance or construction activities.

     Based on the existing pipeline systems and the gas sales markets in its area of operations in Wyoming, RMG expects that, at least for the next few years, the markets in which it sells its gas, and the spot prices to which it will be subject, will be dependent upon three major sales points:

    x The Colorado Interstate Gas ("CIG") station near Cheyenne in southeastern Wyoming, which primarily feeds regional markets or markets in the Midwest.

    x The Ventura market ("Ventura") located in Ventura, Iowa, which prices gas on the Northern Border pipeline where it interconnects with Northern Natural Gas and feeds markets in the Northern Plains and Midwest.

    x The Opal market ("Opal") in southwestern Wyoming, which delivers to the Kern River pipeline for delivery to Utah, Nevada, Arizona and California.

          PIPELINES  THAT  SERVE  THE  CIG  MARKET

     Two large diameter intrastate pipelines, the Fort Union and the Thunder Creek, were constructed in the Basin in 1999, and gathering system infrastructure has continued to grow significantly. These two major intrastate pipelines currently provide almost 1.1 Bcfd capacity, flowing south out of the Basin to the CIG Hub in Southeast Wyoming.

    x     Fort  Union.  The  Fort Union Gas Gathering pipeline consists of a 106
          ------------
          mile, 24 inch, 434 Mmcfd capacity line completed in August 1999 and a 20" pipeline with a capacity of 200 Mmcfd completed in September 2001. It is believed that capacity could be increased by another 200 Mmcfd by adding additional compression to this line.

    x     Thunder.  Creek. Thunder Creek Gas Services pipeline is a 126-mile, 24
          --------
          inch pipeline which commenced operations on September 1, 1999 with a capacity of 450 Mmcfd.

     The Hi-Pro production is delivered to the Thunder Creek pipeline where it is carried south and delivered to the CIG market.

     El Paso Corporation's subsidiary Cheyenne Plains Gas Pipeline Co. received approval from the Federal Energy Regulatory Commission in March 2004 for construction of a new 380 mile pipeline from Cheyenne, Wyoming to Greensburg, Kansas, with a capacity of 560 Mmcf per day. Cheyenne Plains has announced its intent to apply to the FERC for permission to enlarge the line to handle 760 Mmcf per day. This line, with the enlarged capacity, is expected by Cheyenne Plains to be in-service in January 2005, and may help narrow the negative price differential for CIG prices compared to national prices.

     PIPELINES  THAT  SERVE  THE  VENTURA  MARKET

     There are currently two significant pipelines capable of transporting gas out of the Basin to the north, the Bitter Creek pipeline, which connects with the Northern Border interstate pipeline and the Grasslands pipeline. However, one additional line that is well along in its planning stage, would also deliver gas to the Northern Border pipeline. Descriptions are as follows:

    x     Bitter Creek.  The Bitter Creek pipeline  is  owned by Williston Basin
          -------------
          Interstate Pipeline Company ("WBI"), a subsidiary of MDU Resources Group, Inc. It was completed in 2001 with initial capacity of 150 Mmcfd.

    x      Grasslands.  In response to  the need  for expandable  access  to the
           -----------
           Ventura market, the Grasslands pipeline, also owned byWBI, went into service in November 2003. It is a 245 mile, 16 inch line with an initial capacity of 80 Mmcfd and expandable to 200 Mmcfd.

     THE  OPAL  MARKET

     The Opal market, in southwestern Wyoming, is a major pipeline connection point, with several intrastate and interstate lines connecting to the major interstate Kern River line (with a recently enlarged capacity of 1.73 Bcfd, delivering to markets in Utah, Nevada, Arizona and California. If the Oyster Ridge property is put into production, gas could be sold into this market.

GAS  PRICES

     Historically, spot gas prices received by producers at the Ventura, CIG and Opal markets have generally been at discounts to the NYMEX front month contract and Henry Hub spot cash prices, although with lesser discounts during the winter months. Prices at CIG can trade at a further discount to the Ventura prices, and again with an even higher discount during the second and third quarters, because CIG is partially based on local demand which can drop outside the heating season, while Ventura serves larger national markets and is highly correlated to Chicago market prices.

     The negative price differential in the prices realized by Powder River Basin producers in 2003, as compared to prices realized on the national gas market, ranged from 10% to 45% (higher outside the heating season). This larger than normal negative spread resulted from a combination of (i) rapidly growing CBM and conventional gas production volumes in this region, (ii) the curtailment of both of the primary lines taking gas south out of the PRB due to maintenance and/or construction (Fort Union and Thunder Creek), (iii) large amounts of current pipeline capacity controlled by the larger producers, and (iv) restraint in new pipeline construction from both regulatory delays and hesitancy to construct new lines by the pipeline companies.

     The negative price differential in the fourth quarter 2003 and first quarter 2004 narrowed in comparison to the fourth quarter 2002. However, there is no guarantee that increased capacity will eliminate the negative price differential or even significantly reduce it.

INACTIVE  MINING  PROPERTIES  -  URANIUM

     GENERAL. We have interests in several uranium-bearing properties in Wyoming and Utah and in a uranium processing mill in southeastern Utah (the "Shootaring Mill" in Garfield County). All the uranium-bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, we could sell, develop and/or operate these properties (directly or through a subsidiary company or a joint venture) with companies having the necessary capital to mine and mill the uranium bearing material to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. Currently there is no operating uranium mill in Wyoming and it would take a substantial increase in the market price of uranium concentrate over a period of time before a company with the financial wherewithal would build a mill and place the deposits in production. Therefore, until uranium oxide prices improve significantly, the uranium properties will remain shut down.

     At the dates of the consolidated balance sheets in this Report, there are no values carried on the balance sheets for uranium properties.

     SHEEP  MOUNTAIN  -  WYOMING

     Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming. From December 21, 1988 to June 1, 1998, these properties were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, the Company received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of certain disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The judgment against Nukem impressing the CIS uranium supply contracts in a constructive trust with SMP remains unresolved. See "Legal Proceedings."

     We have recorded reclamation liabilities for the SMP properties. All historical costs in the SMP properties were offset against a monetary award which was received from Nukem during fiscal 1999.

     UTAH

     Plateau Resources Limited ("Plateau") is a wholly-owned subsidiary of USE. In 2003, reclamation work on uranium properties (the Tony M, Velvet, and Woods Complex) in San Juan County, Utah was completed. Although Crested does not own any of Plateau's common stock, it participates in all Plateau cash flows on a 50-50 basis with USE.

     PLATEAU'S  SHOOTARING  CANYON  MILL  AND  PROPERTIES

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

     For information on the Shootaring mill facility and related real estate property at Ticaboo, please see "Plateau's Shootaring Canyon Mill and Properties" in the annual report (Form 10-K/A1) for the former fiscal year ended May 31, 2002.

     THE  GREEN  MOUNTAIN  MINING  VENTURE  ("GMMV")  PROJECT

     For information on the GMMV agreement, see "Green Mountain Mining Venture" in the annual report (Form 10-K/A1) for the (former) fiscal year ended May 31, 2002.

     SHEEP  MOUNTAIN  PARTNERS  ("SMP")

     SMP PARTNERSHIP. In February 1988, Crested and USE acquired uranium mines, mining equipment and mineralized properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. These Crooks Gap mining properties are adjacent to the Green Mountain uranium properties. USECC mined and milled uranium ore from one of the underground Sheep Mines during fiscal 1988 and 1989. In December 1988, USECC sold 50 percent of the interests in the Crooks Gap properties to Nukem's subsidiary Cycle Resource Investment Corporation ("CRIC") for cash. The parties thereafter contributed the properties to and formed Sheep Mountain Partners ("SMP"), in which USECC received an undivided 50 percent interest. SMP is a Colorado general partnership formed on December 21, 1988, between USECC and Nukem, Inc. then of Stamford, CT ("Nukem") through its wholly-owned subsidiary CRIC.

     SMP was directed by a management committee, with three members appointed by USECC and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation. During fiscal 1991, disputes arose between the SMP partners which resulted in litigation. See Item 3, Legal Proceedings.

     PROPERTIES. Crested, USE and/or USECC own 98 unpatented lode mining claims and a 644 acre Wyoming State Mineral Lease in the Crooks Gap area.

     An ion exchange plant located on the properties (to remove natural soluble uranium from mine water) was reclaimed and the plant disposed of at the Sweetwater Mill impoundment facility in fiscal 2002.

     Permits to operate existing mines (now shut down) on the Crooks Gap properties had been issued by the State of Wyoming, but amendments would be needed to re-open them. A NPDES water discharge permit under the Clean Water Act has been obtained; monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. However, for the last three years, USECC has not discharged wastewater into Crooks Creek, and the water instead is being discharged into the USECC McIntosh Pit at the Sweetwater mill owned by Kennecott (the Sweetwater mill had been part of the Green Mountain Mining venture).

INACTIVE  MINING  PROPERTIES  -  GOLD

     SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in Sutter properties located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name we use for the properties) is owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"), and an affiliate of Crested. Crested accounts for its 1.5% investment in SGMC using the equity method.

     This property has never been in production. Persistent low prices for gold made financing difficult, and in fiscal 1999 resulted in a substantial write down of the SGMC properties.

     Due to the depressed gold prices in the past, litigation (since resolved) and lack of funding, SGMC has deferred the start of construction of a gold mill complex and extension of existing underground workings. A tourist visitors center has been set up (see below) and leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. There is one caretaker employee at the Sutter operation. The conditional use permit is being kept current as necessary to allow for possible mining activities on the properties in the future.

     In 1998 and 1999, SGMC took impairments (write-downs) in the amounts of $1,500,000 and $10,718,800, respectively, of the carrying value of the gold properties. These two impairments wrote off almost 85% of SGMC investment in these properties. As a result of low market prices for gold at the time, management of SGMC determined that they could not produce gold from these properties at a profit. The impairments taken in 1998 and 1999 resulted in no value for mine exploration, and the remaining assets relating to this property include raw land which is no longer needed for mining activity, and buildings and equipment. A significant portion of the raw land has been sold.

     Management of SGMC has not obtained a final feasibility study to support a determination that the Sutter property contains proven or probable reserves of gold.

     In late 2003, SGMC signed a letter of intent for an acquisition of SGMC by Globemin Resources Inc., a British Columbia corporation listed on the TSX-V. Completion of the acquisition is subject to negotiation and execution of a share exchange agreement, approval by the TSX-V, Canadian regulatory authorities, and the boards of directors and shareholders, if necessary, of SGMC and Globemin. If the acquisition is consummated, a majority of the stock of Globemin would be owned by the (former) SGMC shareholders. Globemin thereafter would seek to raise financing in Canada to begin mining the Lincoln Project and build a mill.

     PROPERTIES. SGMC holds approximately 435 acres of surface and mineral rights: (87 acres of surface rights (owned), 73 acres of surface rights (leased), 146 acres of mineral rights (leased), and 289 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 mile outside of Sutter Creek.

     Surface and mineral rights holding costs, and property taxes, will be approximately $130,000 and $9,900 for 2004.

     The leases are for varying terms and require rental fees, annual royalty payments and payment of real property taxes and insurance.

     PERMITS. The Amador County Board of Supervisors has issued a Conditional Use Permit ("CUP") allowing mining of the SGMC and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. Applications will be made in the second quarter of 2004 to California regulatory authorities for a waste water discharge permit to allow the Company to utilize mill tails as mine backfill and to store tails in a surface fill unit.

     VISITORS CENTER. In fiscal 2000, SGMC spent approximately $298,000 for surface infrastructure related to improving access to the mine site, and to a lesser extent tourist related improvements. The visitors center is being operated by a third party. The visitors center is an exhibit of the pictures and memorabilia from mining operations on other properties in the Sutter district in the nineteenth century, and a guided tour of the underground workings at the Lincoln Project. Revenues from this tourist operation were $48,800 for 2003,
$49,200 for the seven months ended December 31, 2002, and $41,200 in (former) fiscal year 2002. These revenues offset a majority of costs for holding the Sutter properties.

MOLYBDENUM

     As a holder of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, Crested and USE are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent. AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993, then later acquired later by Phelps Dodge) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties of USE and Crested.

     Advance  royalties are required to be paid in quarterly installments until:
(i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to Crested and USE. The advance royalty payments reduce the operating royalties (6% of gross production proceeds) which would otherwise be due out of production. There is no obligation to repay the advance royalties if the property is not placed in production. Crested recognized $60,300 of advance royalty revenues in (former) fiscal 2001. Phelps Dodge ceased making payments in July 2001.

     Crested and USE also are entitled to receive $2,000,000 if the Mt. Emmons properties are put into production and, in the event of a sale of Mt. Emmons Mining Company (which owns the properties) or of its interest in the properties, Crested and USE are entitled to receive 15% of the first $25,000,000 of sale proceeds.

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

     Crested and USE are in litigation with Phelps Dodge concerning the properties and related agreements, see "Item 3 - Legal Proceedings."

OIL  AND  GAS  AND  OTHER  PROPERTIES

     FORT PECK LUSTRE FIELD (MONTANA). We operate a small oil production facility (three wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana. We receive a fee based on oil produced. This fee and other assets of the Company collateralize a $750,000 line of credit from a bank.

     WYOMING. The Company and USE own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to nonaffiliates and government agencies; the second floor is occupied by the Company and USE. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties.

     The Company and USE also own a fixed base aircraft facility at the Riverton Regional Airport, including a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This facility is on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. The aircraft fueling operation to the public was shut down late in fiscal 2002.

     The Company and USE own three mountain sites covering 16 acres in Fremont County, Wyoming.

     COLORADO. USECC owns 182 acres of undeveloped land in and near Gunnison, Colorado.

     UTAH. On August 14, 2003, USE's wholy-owned subsidiary Plateau Resources Limited (and Plateau's wholly-owned subsidiary Canyon Homesteads, Inc.) sold all of the outstanding stock of Canyon Homesteads to The Cactus Group, LLC, for $3,470,000: $349,250 cash and $3,120,750 with The Cactus Group's five year promissory note. The note is secured with all the assets of The Cactus Group and Canyon (and is personally guaranteed by the six principals of The Cactus Group). The note is payable monthly (with annual interest at 7.5%) with a $2,940,581 balloon payment due in August 2008.

     The sold properties are in Ticaboo, Utah, near Lake Powell, and included a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Crested receives credit for 50% of all cash received as a result of the sale of Ticaboo.

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

     As of December 31, 2003, we have estimated reclamation obligations of $1,053,300. We anticipate paying for those reclamation efforts over several years. For further information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see note J to the consolidated financial statements included with this report.

     OTHER ENVIRONMENTAL COSTS. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining. USE does not anticipate that expenditures to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on the competitive position of the Company.

                                    EMPLOYEES

     As of the filing date of this Annual Report, USE had 34 full-time employees, including 11 employees working only for RMG. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

                              MINING CLAIM HOLDINGS

     TITLE. Nearly all the uranium mining properties held by the Company are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged.

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

ITEM  3.  LEGAL  PROCEEDINGS

     Material pending proceedings are summarized below. Certain of the Company's affiliates are involved in ordinary routine litigation incidental to their business. Other proceedings which were pending during the year ended December 31, 2003 have been settled or otherwise finally resolved.

SHEEP  MOUNTAIN  PARTNERS  ARBITRATION/LITIGATION

     In 1991, disputes arose between Crested and USE d/b/a/ USECC, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded. In February 1994, all of the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

     After 73 hearing days, the Panel entered an Order and Award on April 18, 1996 and clarified the Order on July 3, 1996, finding generally in favor of Crested and USE on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS republics. The Panel also awarded SMP damages of $31,355,070 against Nukem. USECC filed a petition for confirmation of the Order and on June 27, 1997, the U.S. District Court confirmed the Panel's Orders in its Second Amended Judgment.

          Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court Of Appeals ("CCA"). On October 22, 1998, the 10th CCA issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem. The 10th CCA held that the Panel's Awards "clearly retains both a constructive trust and a damage award," and the
                                                 ---
Arbitration Awards and the Second Amended Judgment were "clear and unambiguous."

     On February 8, 1999, the U.S. District Court ordered Nukem to pay USECC the balance of the damage award. Nukem did so, but then moved for a satisfaction of judgment without accounting for the monies earned in the Constructive Trust. The District Court denied Nukem's motion and Nukem filed its second appeal to the 10th CCA. On October 16, 2000, the 10th CCA again affirmed the order of the District Court. The 10th CCA held that Nukem had not "provided an accounting of the partnership assets," finding that "the district court order presented for our review does not decide which CIS contracts are covered by the constructive trust."

     On November 3, 2000, USECC filed a motion for a further accounting of the Constructive Trust. On February 15, 2001, the District Court entered an Order of Reference appointing a Special Master to "conduct an accounting" of the Constructive Trust. The accounting was conducted and on May 1, 2003, the Special Master filed his Report with the District Court. Both parties filed objections to the Report. On July 30, 2003, the U.S. District Court adopted the Report in part and rejected it in part. Judgment was then entered by the Court on August 1, 2003 in favor of USECC and against Nukem in the amount of $20,044,183.

     On August 15, 2003, Nukem filed a "Motion to Remand to the Arbitration Panel or in the Alternative, to Alter, Amend and/or Correct the Court's August 1, 2003 Judgment and July 30, 2003 Order," and a "Motion to Correct Certain Findings or Statements in the Court's Order of July 30, 2003." On the same day,

USECC filed a motion under Fed.R.Civ.P. 52(b) and 59(e) to alter or amend the July 30, 2003 Order and the August 1, 2003 Judgment. The District Court denied the parties' motions on September 10 and 11, 2003, respectively. Nukem's appeal and USECC's cross-appeal followed. Nukem's opening brief was filed on January 16, 2004 and on February 24, 2004, USECC filed an opening brief in its cross-appeal and an answer to Nukem's brief. Nukem has until March 29, 2004 or any extension thereof to file an answer to USECC's opening brief. USECC may then file a reply brief 14 days after service of Nukem's answer. Management believes that the ultimate outcome of this matter will not have an adverse effect on the Company's financial condition or result of operations.

CONTOUR  DEVELOPMENT  LITIGATION

     On July 28, 1998, USE and Crested filed a lawsuit in the U. S. District Court of Colorado in Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The parties settled the litigation in 2004. In the settlement, USE and Crested received $25,000 in cash; two lots in the City of Gunnison, Colorado (one of which has been sold for a net of $65,326 and the other lot is under contract to sell for $180,000), and an additional five development lots covering 175 acres north of Gunnison, Colorado.

PHELPS  DODGE  LITIGATION

     Crested and USE, d/b/a USECC, were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (PD) and its subsidiary, Mt. Emmons Mining Company (MEMCO), over contractual obligations in USECC's agreement with PD's predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

     The litigation stems from agreements that date back to 1974 when Crested and USE leased the mining claims from AMAX Inc., PD's predecessor company. The mining claims cover one of the world's largest and richest deposits of molybdenum discovered by AMAX. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties.

     The complaint filed by PD and MEMCO seeks a determination that PD's acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, Crested and USE would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Minerals Co. USECC's counter and cross-claims allege that in 1999, PD formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest of Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and PD stock exceeding $1 billion and making Cyprus Amax a subsidiary of PD. Therefore, USECC asserts the acquisition of Cyprus Amax by PD was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

     The other issue in the litigation is whether USECC must, under terms of a 1987 Royalty Deed, accept PD's and MEMCO's conveyance of the Mt. Emmons properties back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. PD's and MEMCO's claim seek to obligate USECC to assume the operating costs of the water treatment plant. USECC refuses to have the water treatment plant included in the return of the properties because, the USECC counterclaim argues, the properties must be in the same condition as when they were acquired by AMAX before the water treatment plant was constructed by AMAX.

     As added counterclaims, USECC seeks (i) damages for PD's breach of covenants of good faith and fair dealing; (ii) damages for PD's failure to develop the Mt. Emmons properties and not protecting USECC's rights as a revisionary owner of the mining rights to the properties, (iii) damages for unjust enrichment of PD; (iv) damages for breach of the PD's fiduciary duties owed to USECC as revisionary owner of the property, and for neglecting to maintain the mining rights and interests in the properties.

     On March 17, 2003, PD filed additional motions for partial summary judgment on various claims. On January 22, 2004, the District Court heard the motions and responses of USECC and additional briefs were thereafter filed with the Court. The Court is considering the motions. Management believes that the ultimate outcome of this matter will not have an adverse affect on the Company's financial condition or result of operations.

ROCKY  MOUNTAIN  GAS,  INC.  (RMG)

LITIGATION  INVOLVING  LEASES  ON  COALBED  METHANE  PROPERTIES  IN  MONTANA

     On or about April 1, 2001, RMG was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA against the United States Bureau of Land Management ("BLM"), RMG, certain of its affiliates (including Crested and USE) some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et. al. by the BLM in the Powder River Basin of Montana and for other relief.

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

LAWSUITS  CHALLENGING  BLM'S  RECORDS  OF  DECISIONS

     Three lawsuits are currently pending in the Montana Federal District Court challenging BLM's Records of Decisions for the Powder River Basin Oil and Gas EIS (PRB-EIS) for the Wyoming portion of the basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and billings Resource Management Plans in Montana. Neither the Company, nor RMG is a party to any of these lawsuits.

LITIGATION  INVOLVING  DRILLING  ON  A  COALBED  METHANE  LEASE

     A drilling company, Eagle Energy Services, LLC filed a lien on RMG's leasehold in southwestern Wyoming for drilling services performed at RMG's Oyster Ridge Property and filed a lawsuit foreclosing the lien. Eagle Energy's bank, Community First National Bank of Sheridan, Wyoming, filed a similar suit for the same amount on an assignment from Eagle Energy against RMG, Eagle Energy Services, LLC and others who guaranteed a loan to Eagle Energy in Civil Action No. C02-9-328 in the 4th Judicial District of Sheridan County, Wyoming. Eagle Energy's claim is for a contract to drill a well for coalbed methane. RMG terminated the agreement because of the dangerous conditions of Eagle Energy's equipment and other reasons. The claim against RMG is for approximately $49,300. Negotiations to settle the lien and lawsuits are pending. Management believes that the ultimate outcome of this matter will not have a material affect on the Company's financial condition or result of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On June 6, 2003, the annual meeting of shareholders was held and the only issue considered was the re-election of the three directors: John L. Larsen, Daniel P. Svilar and Michael D. Zwickl. These directors were reelected for a term expiring at the next succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the re-election of the three directors, the votes cast were as follows:

     Name  of  Director            For             Abstain
     ------------------            ---             -------

     John  L.  Larsen          15,584,751          19,550
     Daniel  P.  Svilar        15,584,201          21,100
     Michael  D.  Zwickl       15,587,301          17,000

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS.

(a)     Market  information.
        -------------------

     The principal trading market for the Registrant's Common Stock, $.001 par value, is the over-the-counter market. Prices are reported by the National Quotation Bureau on Pink Sheets. The range of high and low bid quotations for the Common Stock is set forth below for each quarter in the two most recently completed fiscal years. Retail markup or markdown, or commissions, are not reflected.

                                                       High    Low
                                                       ----    ---
Calendar year ended December 31, 2003
-----------------------------------------
Fourth quarter ended 12/21/03                          0.31   0.19
Third quarter ended 09/30/03                           0.87   0.27
Second quarter ended 06/30/03                          0.84   0.50
First quarter ended 03/31/03                           0.54   0.44

Transition period ended December 31, 2002
-----------------------------------------
Month Ended 12/31/02                                  $0.65  $0.45
Second quarter ended 11/30/02                          0.72   0.45
First quarter ended 8/31/02                            0.71   0.26

Fiscal year ended May 31, 2002
-----------------------------------------
Fourth quarter ended 5/31/02                          $0.55  $0.37
Third quarter ended 2/29/02                            0.60   0.33
Second quarter ended 11/30/01                          0.50   0.20
First quarter ended 8/31/01                            0.45   0.25

(b)     Holders.

     (b)(1)  At  March  23,  2004  there  were  1,716 stockholders of record for
                 ----------------
Crested  common  stock.

     (b)(2)  Not  applicable.

(c) Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested's present or future ability to pay cash dividends, however, Crested intends to retain any earnings in the near future for operations.

(d) During the year ended December 31, 2003, Crested issued 18,822 shares of its Common Stock to its outside directors for services rendered.

ITEM  6.  SELECTED  FINANCIAL  DATA.

     The following tables show certain selected historical financial data for Crested for the year ended December 31, 2003, the seven months ended December 31, 2002 and December 31, 2001 and the four fiscal years ended May 31, 2002.
The selected financial data is derived from and should be read with the financial statements for Crested.


                                          December 31,                              May 31,
                           -------------------------------------  ---------------------------------------------------
                              2003         2002         2001         2002         2001          2000         1999
                           -----------  -----------  -----------  -----------  -----------  ------------  -----------
                                                     (unaudited)
Current assets            $     3,300   $    3,300   $    3,300   $    3,300   $    3,200   $     3,000   $   46,600
Current liabilities         9,408,300    8,553,900    6,397,400    7,560,700    5,740,200    10,230,200    7,015,200
Working capital deficit    (9,405,000)  (8,550,600)  (6,394,100)  (7,557,400)  (5,737,000)  (10,227,200)  (6,968,600)
Total assets                4,387,100    5,889,900    5,763,200    6,054,100    6,221,100     6,495,800    4,742,200
Long-term obligations(1)    1,268,900      964,000      964,000      964,000      964,000       964,000      725,900
Shareholders' deficit      (6,300,200)  (3,638,100)  (1,608,300)  (2,480,700)    (493,200)   (4,742,300)  (1,822,500)

(1)  Includes  $1,053,300 of accrued reclamation costs on uranium properties at December 31, 2003; $748,400 at December 31,
2002,  2001  and  May  31,  2002,  2001  and  2000,  respectively;  and  $725,900  at  May  31,  1999.

                            For  the  Year
                                Ended       For the Seven Months Ended
                             December  31,         December  31,                    For  Years  Ended  May  31,
                             ------------- ---------------------------- ------------------------------------------------------

                                  2003          2002          2001          2002          2001          2000          1999
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
                                                          (unaudited)
Revenues                      $        --   $        --   $        --   $        --   $ 3,891,500   $    73,100   $    86,800
Income (loss) before equity
In (loss) of affiliates and
and income taxes                 (263,300)     (102,400)     (117,000)     (175,000)    3,702,400      (194,600)     (786,100)
Equity in loss of
affiliates                     (2,114,600)   (1,055,000)     (998,200)   (1,823,900)   (2,496,700)   (5,085,200)   (1,165,600)
Cumulative effect of
  Accounting change              (293,800)           --            --            --            --            --            --
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------

Net income (loss)             $(2,671,700)  $(1,157,400)  $(1,115,200)  $(1,998,900)  $ 1,205,700   $(5,279,800)  $(1,951,700)
                              ============  ============  ============  ============  ============  ============  ============

Net income (loss)
per share                     $     (0.16)  $     (0.07)  $     (0.07)  $     (0.12)  $       .12   $      (.51)  $      (.19)
                              ============  ============  ============  ============  ============  ============  ============

Cash dividends per share      $       -0-   $       -0-   $       -0-   $       -0-   $       -0-   $       -0-   $       -0-
                              ============  ============  ============  ============  ============  ============  ============

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

GENERAL  OVERVIEW

     The Company historically has been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, oil and gas and commercial real estate properties. The Company participates in all these ventures with U.S. Energy Corp. ("USE") which now owns approximately 71.5% of the Company's common stock, through a non consolidated affiliate, USECC Joint Venture ("USECC"). The Company and USE have entered into partnerships through which they either joint venture or lease properties with non-related parties for the development and production of certain of their mineral properties. Due to either depressed metal market prices or disputes in certain of the partnerships, all mineral properties have either been sold, reclaimed or are held in a care and maintenance status. See Item 3 above. The Company has had no production from any of its mineral properties during the periods from May 31, 2001 through December 31, 2003 except coalbed methane.

     The Company and USE formed Rocky Mountain Gas, Inc. ("RMG") to enter into the coalbed methane (CBM) business in 1999. The acquisition of leases and acreage for the exploration, development and production of coalbed methane has become the primary business focus of the Company. At December 31, 2003, the Company, on a consolidated basis, owned 39.8% of RMG. RMG has purchased or leased acreage for CBM exploration and development. RMG has entered into various agreements and joint operating agreements to develop and produce CBM from these properties. Management of the Company plan to create value in RMG by growing RMG into an industry recognized producer of CBM. Management believes that the fundamentals of natural gas supply and demand are, and will remain favorable well into the future. Management further believes that the investments the Company has made in RMG will provide a solid base of cash flows into the future.

          The price that RMG receives for its CBM production is based on the Colorado Interstate Gas Index ("CIG") for the Northern Rockies. Historically the highest prices realized on the CIG over a twelve month period are during the months of December and January and the lowest prices realized are in the months of late summer or early fall. Calendar 2003 did not follow this trend as gas prices rose from a low of $3.14 per mcf (thousand cubic feet) in January 2003 to a high of $5.01 per mcf in March 2003. The following table represents a summary of historical CIG prices:

                                            Prices  per  mcf
                                            ----------------

                        2003             2002            2001            2000
                      ---------       ---------       ---------       ----------
12 Month High         $    5.01       $    3.33       $    8.63       $    5.95
12 Month Low          $    3.14       $    1.09       $    1.05       $    2.15
12 Month Average      $    3.98       $    1.97       $    3.50       $    3.37

December 31           $    4.44       $    3.33       $    2.13       $    5.95

     Although management believes that gas prices will increase over the long term from present levels, no assurance can be given that will happen. Gas prices are directly affected by 1) weather conditions which impact heating and cooling requirements; 2) electrical generation needs and 3) the amount of gas being produced by companies in the gas production business. May of the Company's industry competitors are very large international companies that are well funded. All of these factors are variable and cannot be accurately predicted.

     A major component of the Company's future cash flow projections is the ultimate resolution of litigation with Nukem, Inc. ("Nukem") over issues relating to Sheep Mountain Partners ("SMP") assets. On August 1, 2003, the U.S. District Court of Colorado entered a Judgment in favor of the Company and USE against Nukem in the amount of $20,044,183. Nukem has appealed this Judgment to the 10th Circuit Court of Appeals ("CCA"). The Company and USE have filed a cross-appeal and answer to Nukem's appeal. See Item 3 above. Should the 10th CCA affirm the District Court's Order and Judgment and or grant the additional claims made by the Company and USE, the liquidity of the Company will be significantly impacted as it is entitled to 50% of any award received. Although no assurance can be given as to the outcome of the appeal, Nukem was required to post a supersedeas bond in the full amount of the Judgment with interest.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has relied on its major shareholder USE, to fund its portion of operations and working capital requirements for the periods covered by this Report. As of December 31, 2003 the Company had a very nominal amount of cash on hand, had incurred a shareholders' deficit of $6.3 million and had a working capital deficit of $9.4 million. The principal component of this working capital deficit was an account payable to USE of $9.4 million. During prior periods, the Company has negotiated reductions of the amount due USE by issuing shares of its common stock as payment. USE has agreed not to call the note during the next 14 months. Should the Nukem litigation be resolved in favor of the Company and USE, a significant portion of the Company's receipts would be applied to the USE debt. The litigation may or may not be finally resolved in 2004.

CAPITAL  RESOURCES

     A major component of capital resources in the near future is the settlement of the litigation with Nukem. Should the 10th CCA affirm the Judgment (without modification) of the U.S. District Court of Colorado, the net award to the Company would be approximately $10 million.

     The Company holds interests in RMG and the investments that RMG has made. Currently it is not management's position to sell these interests but should the need arise to reduce debt or should other investments become available, management may monetize the RMG investments and apply the proceeds to debt reduction or alternate investments.

     The Company, jointly with USE, has a $750,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment jointly owned with USE. At December 31, 2003, the full line of credit was available to the Company and USE. The line of credit could be used for short term working capital needs associated with operations.

     The capital resources at December 31, 2003, are not sufficient to satisfy all the capital requirements of the Company. To provide the capital resources needed for the next fiscal year, the Company will need to (1) continue to successfully negotiate the terms of its debt with USE, (2) collect accounts receivable which are held jointly with USE that are not consolidated but in which the Company benefits when the cash is collected, (3) assist RMG in its development of coalbed methane properties including the funding of that development, and (4) successfully resolve the Nukem litigation.

CAPITAL  REQUIREMENTS

     The direct capital requirements of the Company during 2004 remain its General and Administrative costs and expenses. The general and administrative cash requirements during the year ended December 31, 2003 were $162,900. The cash requirements for the seven months ended December 31, 2002 and the year ended May 31, 2002 were $100,300 and $163,600, respectively. Management does not anticipate entering into any business ventures which will increase the general and administrative expenses until sufficient capital resources are available.

     The Company also is required to fund its portion of operations of USECC. Due to reduced operations, these expenses have decreased during the past several years. The amount of cash required for the Company's portion of USECC's capital requirements during the year ended December 31, 2003, the seven months ended
December 31, 2002, and the fiscal years ended May 31, 2002 and 2001 was $611,800, $892,900, $1,656,800 and $2,360,300, respectively. The capital resources for the USECC operations continue to be provided by USE. It is anticipated that the requirement during calendar 2004 will approximate the amount spent in calendar 2003.

     The Company's cash requirements for funding USE operations include general and administrative costs and stand-by costs for mining properties. The Company also participates in all cash flows generated by the Sheep Mountain uranium Properties, the Plateau Resources uranium properties and the Sutter Gold properties.

                         MAINTAINING URANIUM PROPERTIES
                         ------------------------------

     SMP  URANIUM  PROPERTIES

     The care and maintenance costs associated with the Sheep Mountain uranium mineral properties (of which the Company is responsible for 50%) decreased by $11,500 during the year ended December 31, 2003 to approximately $16,500 per month. Included in the average monthly cost during the year ended December 31, 2003 is ongoing reclamation work on the SMP properties. It is anticipated that a total of $125,000 in reclamation costs will be conducted during 2004.

     PLATEAU  RESOURCES  URANIUM  PROPERTIES

     We are contractually obligated to fund 50% of the cash requirements of Plateau and also share in 50% of any cash receipts of Plateau. USE is responsible for the other 50%. Plateau owned the Ticaboo townsite, motel, convenience store, boat storage, restaurant and lounge. During the year ended December 31, 2003, the Company and USE sold their interests in the townsite operations to a non-affiliated entity, The Cactus Group ("Cactus"). As a result of the sale of the townsite, USE received a promissory note from Cactus in the amount of $3,120,700. USE is to receive $203,000 in payments from Cactus during calendar 2004. All of these payments will be applied to interest only and the Company will receive 50% of the benefit of the receipt of them. (See Note E)

     Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon Uranium Mill (the "Shootaring Mill"). During the year ended December 31, 2003, Plateau requested a change in the status of the Shootaring Mill from active to reclamation from the NRC. The NRC granted the change in license status which generated a surplus in the cash bond account of approximately $2.9 million which was released to Plateau. The Company received the benefit of this release of cash.

     During the year ended December 31, 2003, Plateau performed approximately $209,600 in reclamation on the Velvet and Tony M mines and the Shootaring Mill. It is estimated that the Company and USE will incur approximately $500,000 in reclamation related costs during calendar 2004. The Company is responsible for one half of these expenditures. Although reclamation has been initiated on the Plateau properties, management of the Company and USE continue to evaluate the future of the properties as a result of the significant increases in the market price for uranium to approximately $17 per pound U3O8 in March 2004 from approximately $10.10 in March 2003.

     The cash costs per month, including reclamation costs, at the Plateau properties during calendar 2003 were approximately $100,000 per month. These costs are projected to decrease to $50,000 to $75,000 per month during the year ending December 31, 2004. The Company and USE share these costs equally.

     SUTTER  GOLD  MINING  COMPANY  (SGMC)PROPERTIES

     Because of the recent increase in the price of gold, management of Sutter Gold has decided to place the properties controlled by it into production. No extensive development work or mill construction will be initiated until such time as funding from either debt or equity sources is in place. The goal of the Company's management is to have the SGMC properties be self supporting and thereby not requiring any capital resource commitment from the Company or USE. Until such time as Sutter is able to raise its own capital, the Company and USE will continue to fund SGMC on a one eighth - seven eighths basis. Management projects that the total cash costs to be incurred in getting Sutter funded will not exceed $120,000, one eighth of which will be the obligation of the Company. (See Note J)

                    DEVELOPMENT OF COALBED METHANE PROPERTIES
                  ---------------------------------------------

     The majority of the costs during the year ended December 31, 2003 for the development of RMG's coalbed methane properties was funded through an agreement that RMG entered into with CCBM, Inc. ("CCBM") a subsidiary of Carrizo Oil and Gas of Houston, Texas. At December 31, 2003 the balance remaining for the benefit of RMG's portion only under this arrangement was $305,100. After this drilling commitment is completed by CCBM, RMG will have to fund its working interest amount on wells drilled.

     During the year ended December 31, 2003, RMG and CCBM entered into a Subscription and Contribution Agreement with Credit Suisse First Boston Private Equity parties ("CSFB") to form Pinnacle Gas Resources, Inc. ("Pinnacle") As a result of the formation RMG and CCBM contributed certain undeveloped and producing coalbed methane properties to Pinnacle. RMG has the opportunity to increase its ownership in Pinnacle by advancing cash to purchase common stock in Pinnacle through the exercise of options, but that increase would be offset to the extent other parties contribute additional capital to Pinnacle. See Part I "Transaction with Pinnacle Gas Resources, Inc." Management of the Company does not anticipate exercising these options during calendar 2004 unless surplus capital resources are received. RMG has no capital commitments on the properties contributed to Pinnacle. (See Note E)

     RMG continues to pursue other investment and production opportunities in the CBM business. On January 30, 2004, RMG purchased the assets of a non-affiliated entity which included both producing and non-producing properties. The purchase of these CBM assets was accomplished by the issuance of common stock and warrants of both RMG and USE and cash, the majority of which was borrowed as a result of mezzanine financing through Petrobridge Investment Management, LLC. (See Part I "Acquisition of Producing and Non-Producing Properties from Hi-Pro Production, LLC" and Note N to the financial statements in this Annual Report).

     Management of the Company believes that RMG's recent investment as well as the development of its unproven properties will be financed through cash that RMG has on hand as well as equity and industry partner financings. None of the Company's capital resources should be needed therefore to fund operations or development work of RMG during 2004.

     All cash flows from gas production on the Hi-Pro properties are pledged to pay the acquisition debt. See Note N to the financial statements in this Annual Report and Part I, Acquisition of Producing and Non-Producing Properties from Hi-Pro Production, LLC. The acquisition debt also requires minimum net production volumes through June 30, 2006 and maintenance of financial ratios. The Hi-Pro properties are held by RMG I, LLC, a wholly-owned subsidiary of RMG and are the sole collateral for the debt.

     In addition, we don't expect the lenders under the mezzanine credit facility to fund more than the drilling and completion of five wells on proved undeveloped locations on the properties. Future equity financing by RMG, or industry financings, will be needed for RMG I, LLC to drill and complete wells on the substantial undeveloped acreage acquired from Hi-Pro. New production from this acreage could be needed to service the acquisition debt to offset the impact of declining production from the producing properties and/or low gas prices.

RESULTS  OF  OPERATIONS

YEAR  ENDED  DECEMBER  31,  2003  COMPARED  TO  YEAR  ENDED  MAY  31,  2002
---------------------------------------------------------------------------

     The Company continued to have no revenues from operations as its mineral properties are all on a care and maintenance status. The real estate properties and other ventures that the Company participates in are not consolidated but are reported as equity losses from affiliates.

     Effective January 1, 2003, the Company adopted SFAS 143 "Accounting for Asset Retirement Obligations." As a result of adopting SFAS 143, the Company recorded $90,900 of accretion in relation to its reclamation liability on the SMP uranium properties which was netted against the Company's cash expended on SMP reclamation of $70,700 for a net expense of $11,200. The Company also recognized a $293,800 cumulative effect as a result of the adoption of SFAS 143. The Company did not have similar expenses or cumulative effects during the fiscal year ended May 31, 2002.

     The Company recognized equity losses of $2,114,600 from affiliates during the year ended December 31, 2003. The reason for the increase of $290,700 over the twelve months ended May 31, 2002 is the increased activities in RMG during the year ended December 31, 2003. The equity loss recorded for the year ended December 31, 2003 compared to the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001 is as follows:

                Year Ended   Seven Months Ended
               December  31,    December  31,         Year  Ended  May  31,
               ------------     ------------    --------------------------------
                   2003             2002             2002              2001
              --------------    ------------    --------------    --------------
     USECC    $  (1,667,100)    $  (897,300)    $  (1,639,000)    $  (2,210,600)
     RMG           (447,500)       (157,700)         (184,900)         (286,100)
              --------------    ------------    --------------    --------------
              $  (2,114,600)    $(1,055,000)    $  (1,823,900)    $  (2,496,700)
              ==============    ============    ==============    ==============

     Effective January 1, 2003 the Company adopted SFAS 143 "Accounting for Asset Retirement Obligations" which requires the Company to record the fair value of the reclamation liability on its shut down mining and gas properties as of the date that the liability is incurred. The Company is further required to accrete the total liability for the full value of the future liability. As a result of adopting this new accounting policy the Company recorded a cumulative effect of accounting change of $293,800.

     The Company recorded a net loss of $2,671,700 or $0.16 per share during the year ended December 31, 2003 as compared to a loss of $1,998,900 or $0.12 per share during the fiscal year ended May 31, 2002

SEVEN MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SEVEN MONTHS ENDED DECEMBER
--------------------------------------------------------------------------------
31,  2001
---------

     The Company had no revenues during the seven month periods ended December 31, 2002 and 2001.

     Costs and expenses during the seven month period ended December 31, 2002 decreased by $14,600 to $102,400 from the amount of costs and expenses incurred during the seven month period ended December 31, 2001. This decrease was primarily as a result of reductions in overhead relative to government filings and the funding of the USE Employee Stock Option Plan for the employees that the Company uses to conduct its business. These reductions in costs and expenses were offset by a small increase in contract services.

     During the seven months ended December 31, 2002 the Company recognized an equity loss from affiliates of $1,055,000. This equity loss was realized from USECC and RMG in the amounts of $897,300 and $157,700, respectively. The increase during the seven months ended December 31, 2002 of $56,800 from the equity loss recognized during the seven months ended December 31, 2001 was as a result of an increase of the work performed in the natural gas business.

     The Company recognized a loss of $1,157,400 for the seven months ended December 31, 2002 as compared to the loss of $1,115,200 for the seven months ended December 31, 2001 for the same reasons mentioned above.

FISCAL  2002  COMPARED  TO  FISCAL  2001
----------------------------------------

     The Company had no revenues during the fiscal year ended May 31, 2002. Mineral Revenues decreased $60,300 from revenues for the previous year. This decrease was a result of Phelps Dodge suspending the payment of advance royalties on the Mt. Emmons molybdenum property. The Company and USE are involved in a legal action with Phelps Dodge to reinstate the advance royalty payments. See Item 3 above.

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

     Costs and expenses decreased by $14,100 during fiscal 2002 from fiscal 2001. This decrease was as a result of reductions in the workforce of the Company and USE. The reduction in workforce reduced the Company's obligation to fund retirement benefits. The Company recorded an equity loss from USECC and RMG in the amounts of $1,823,900 and $2,496,700 for fiscal 2002 and 2001, respectively.

     Operations for fiscal 2002, resulted in a loss of $1,998,800 compared to net earnings of $1,205,700 for fiscal 2001.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company implemented the pronouncement effective January 1, 2003.

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

EFFECTS  OF  CHANGES  IN  PRICES
--------------------------------

     Mineral operations are significantly affected by changes in commodity prices. As prices for a particular mineral increase, prices for prospects for that mineral also increase, making acquisitions of such properties more costly, and sales advantageous. Conversely, a price decline facilitates acquisitions of properties containing that mineral, but makes sales of such properties more difficult. Operational impacts of changes in mineral commodity prices are common in the mining industry.

     NATURAL GAS AND OIL. Our decisions to expand into the coalbed methane industry were predicated on the projections for natural gas prices. We believe that the energy demands of the United States of America will sustain higher natural prices. The recent increase in price of oil will not materially affect our operations for fiscal 2004.

     URANIUM AND GOLD. Changes in the prices of uranium and gold will affect our operational decisions the most. Currently, both gold and uranium have experienced an increase in price. We continually evaluate market trends and data and are seeking financing or a joint venture to place the Company's gold and uranium properties in production. We are currently evaluating our gold and uranium properties as market prices have increased to the level that these properties could produce profitably. Management is evaluating how long this trend will continue and at what level market prices for gold and uranium will settle at for the long term.

     MOLYBDENUM. Changes in prices of molybdenum are not expected to materially affect our operations during fiscal 2004.

     CONTRACTUAL OBLIGATIONS. The Company had two contractual obligations as of December 31, 2003: Debt to USE of $9,408,300, which is due upon demand, and asset retirement obligations of $1,053,300 which will be paid over a period of five to seven years.

ITEM  8.  FINANCIAL  STATEMENTS

     Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
            -------------------------------------------------------

Crested  Corp.  Board  of  Directors

We have audited the accompanying balance sheets of Crested Corp. as of December 31, 2003 and 2002 and May 31, 2002 and the related statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2003, the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. as of December 31, 2003, and 2002, and May 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2003, the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations, and changed its method of accounting for asset retirement obligations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses from operations. In addition, the Company has a working capital deficit of $9,405,000 as of December 31, 2003, the substantial portion of which is owed to an affiliated entity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GRANT  THORNTON  LLP


Oklahoma  City,  Oklahoma,
February  27,  2004

                                  CRESTED CORP.
                                  BALANCE SHEET
                                     ASSETS

                                                            December 31,             May 31,
                                                   ----------------------------- --------------
                                                         2003           2002           2002
                                                   --------------  -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents                        $       3,300   $      3,300   $      3,300

INVESTMENTS IN AFFILIATES                              4,373,800      5,876,600      6,038,700

PROPERTIES AND EQUIPMENT
  Library                                                 10,000         10,000         10,000
  Developed oil properties, full cost method             886,800        886,800        886,800
                                                   --------------  -------------  -------------
PROPERTIES AND EQUIPMENT                                 896,800        896,800        896,800
  Less accumulated depreciation,
  depletion and amortization                            (886,800)      (886,800)      (886,800)
                                                   --------------  -------------  -------------
                                                          10,000         10,000         10,000
OTHER ASSETS
  Other assets                                                --             --          2,100
                                                   --------------  -------------  -------------
                                                              --             --          2,100
                                                   --------------  -------------  -------------
                                                   $   4,387,100   $  5,889,900   $  6,054,100
                                                   ==============  =============  =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Debt to affiliate                                $   9,408,300   $  8,553,900   $  7,560,700

COMMITMENT TO FUND EQUITY INVESTEES                      215,600        215,600        215,600

ASSET RETIREMENT OBLIGATION                            1,053,300        748,400        748,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
  15,000 shares issued, forfeitable until earned          10,100         10,100         10,100

SHAREHOLDERS' DEFICIT
  Preferred stock, $.001 par value;
     100,000 shares authorized
    none issued or outstanding                                --             --             --
  Common stock, $.001 par value; unlimited shares
    authorized; 17,118,098, 17,099,276
    and 17,099,276 respectively
    shares issued and outstanding                         17,200         17,200         17,200
  Additional paid-in capital                          11,804,800     11,795,200     11,795,200
  Accumulated deficit                                (18,122,200)   (15,450,500)   (14,293,100)
                                                   --------------   ------------   ------------
TOTAL SHAREHOLDERS' DEFICIT                           (6,300,200)    (3,638,100)    (2,480,700)
                                                   --------------  -------------  -------------
                                                   $   4,387,100   $  5,889,900   $  6,054,100
                                                   ==============  =============  =============

        The accompanying notes are an integral part of these statements.

                                  CRESTED CORP.
                            STATEMENTS OF OPERATIONS

                                                Year Ended    7 mos Ended
                                                December 31,  December 31,      Year Ended May 31,
                                                ------------  ------------  --------------------------

                                                    2003          2002          2002          2001
                                                ------------  ------------  ------------  ------------
REVENUES:
   Mineral revenue                              $        --   $        --   $        --   $    60,300
   Interest                                              --            --            --           200
   Litigation settlement                                 --            --            --     3,566,400
   Other                                                 --            --            --       264,600
                                                ------------  ------------  ------------  -----------
                                                         --            --            --     3,891,500

COSTS AND EXPENSES:
   Accreation of asset retirement obligation         90,900            --            --            --
   General and administrative                       172,400       102,400       175,000       189,100
                                                ------------  ------------  ------------  ------------
                                                    263,300       102,400       175,000       189,100
                                                ------------  ------------  ------------  ------------

(LOSS) INCOME BEFORE EQUITY LOSS, PROVISION
   FOR INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                     (263,300)     (102,400)     (175,000)    3,702,400

EQUITY IN LOSS OF AFFILIATES                     (2,114,600)   (1,055,000)   (1,823,900)   (2,496,700)
                                                ------------  ------------  ------------  ------------

(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                    (2,377,900)   (1,157,400)   (1,998,900)    1,205,700

PROVISION FOR INCOME TAXES                               --            --            --            --
                                                ------------  ------------  ------------  ------------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNING CHANGE                            (2,377,900)   (1,157,400)   (1,998,900)    1,205,700

CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                               (293,800)           --            --            --
                                                ------------  ------------  ------------  ------------

NET (LOSS) INCOME                               $(2,671,700)  $(1,157,400)  $(1,998,900)  $ 1,205,700
                                                ============  ============  ============  ============

PER SHARE DATA
NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED
   FROM CONTINUED OPERATIONS                    $     (0.14)  $     (0.07)  $     (0.12)  $      0.12
   FROM EFFECT OF ACCOUNTING CHANGE                   (0.02)           --            --            --
   BASIC AND DILUTED                            $     (0.16)  $     (0.07)  $     (0.12)  $      0.12
                                                ============  ============  ============  ============

BASIC  AND DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                            17,117,374    17,099,276    17,075,320    10,448,505
                                                ============  ============  ============  ============

          The accompanying notes are an integral part of these statements.

                                  CRESTED CORP.
                        STATEMENT OF SHAREHOLDERS' DEFICIT

                                                       Additional                    Total
                                    Common Stock        Paid-In     Accumulated
                                 -------------------
                                                                                  Shareholders'
                                   Shares    Amount     Capital       Deficit       Deficit
                                 ----------  -------  -----------  -------------  ------------
 Balance May 31, 2000            10,316,664  $10,400  $ 8,747,200  $(13,499,900)  $(4,742,300)

 Issuance of stock to directors      40,000       --        9,600            --         9,600

 Release of forfeitable status       50,000      100       33,700            --        33,800

 Issuance of common stock
    to retire debt                6,666,666    6,700    2,993,300            --     3,000,000

 Net income                              --       --           --     1,205,700     1,205,700
                                 ----------   ------   ----------   ------------   -----------
 Balance May 31, 2001            17,073,330   17,200   11,783,800   (12,294,200)     (493,200)

 Issuance of stock to directors      25,946       --       11,400            --        11,400

 Net loss                                --       --           --    (1,998,900)   (1,998,900)
                                 ----------   ------   ----------   ------------   -----------
 Balance May 31, 2002            17,099,276   17,200   11,795,200   (14,293,100)   (2,480,700)

 Net loss                                --       --           --    (1,157,400)   (1,157,400)
                                 ----------   ------   ----------   ------------   -----------
 Balance December 31, 2002       17,099,276   17,200   11,795,200   (15,450,500)   (3,638,100)

 Issuance of stock to directors      18,822       --        9,600            --         9,600

 Net loss                                --       --           --    (2,671,700)   (2,671,700)
                                 ----------   ------   ----------   ------------   -----------
 Balance December 31, 2003       17,118,098  $17,200  $11,804,800  $(18,122,200)  $(6,300,200)
                                 ==========  =======  ===========  =============  ============

Total Shareholders' Deficit at December 31, 2003, December 31, 2002 May 31, 2002 and May 31, 2001 does not include 15,000 shares currently issued but forfeitable if certain conditions are not met by the recipients.

          The accompanying notes are an integral part of this statement.

                                  CRESTED CORP.
                            STATEMENTS OF CASH FLOWS

                                                        For the     For the seven
                                                      year ended    months ended       For the year ended
                                                      December 31,  December 31,            May 31,
                                                      ------------  ------------  --------------------------

                                                          2003          2002          2002          2001
                                                      ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $(2,671,700)  $(1,157,400)  $(1,998,900)  $ 1,205,700
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Equity in loss of affiliates                      2,114,600     1,055,000     1,823,900     2,496,700
      Deferred GMMV purchase option                            --            --            --    (2,000,000)
      Accretion of asset retirement obligation             90,900            --            --            --
      Cumulative effect of accounting change              293,800            --            --            --
      Noncash compensation                                  9,600            --        11,400         9,600
      Decrease in asset retirement obligation             (79,800)           --            --            --
      Net changes in assets and liabilities                    --         2,100            --            --
                                                      ------------  ------------  ------------  ------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:                                  (242,600)     (100,300)     (163,600)    1,712,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                 --            --            --       138,500
  Investment in affiliates                               (611,800)     (892,900)   (1,656,800)   (2,360,300)
                                                      ------------  ------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES:                   (611,800)     (892,900)   (1,656,800)   (2,221,800)

CASH FLOWS FROM FINANCING ACTIVITES:
  Net activity on debt to affiliate                       854,400       993,200     1,820,500       510,000
                                                      ------------  ------------  ------------  ------------

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                                    --            --           100           200

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       3,300         3,300         3,200         3,000
                                                      ------------  ------------  ------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $     3,300   $     3,300   $     3,300   $     3,200
                                                      ============  ============  ============  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                       $         -   $         -   $         -   $         -
                                                      ============  ============  ============  ============

  Income tax paid                                     $        --   $        --   $        --   $        --
                                                      ============  ============  ============  ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of stock to outside directors              $     9,600   $        --   $    11,400   $     9,600
                                                      ============  ============  ============  ============

  Issuance of stock for affiliate debt                $        --   $        --   $        --   $ 3,000,000
                                                      ============  ============  ============  ============

          The accompanying notes are an integral part of these statements.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001


A.     BUSINESS  ORGANIZATION  AND  OPERATIONS:

     Crested Corp. (the "Company" or "Crested") was incorporated in the State of Colorado on September 18, 1970. It engages in the acquisition, exploration, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and/or methane gas primarily through equity investees. Principal mineral interests are in coalbed methane, uranium, gold and molybdenum. Only coalbed methane was producing during the year ended December 31, 2003. The Company also holds various real estate properties. These properties are managed through a non consolidated joint venture discussed below and in Note B.

     The Company and U.S. Energy Corp. ("USE"), an approximate 71.5% shareholder of the Company, were engaged in the standby and maintenance of two uranium properties, one a joint venture with Kennecott Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second known as Sheep Mountain Partners ("SMP"). Both of these ventures have been involved in significant litigation (see Note J). Sutter Gold Mining Company ("SGMC"), a Wyoming corporation, manages the Company's and USE's interest in gold properties. Rocky Mountain Gas, Inc. ("RMG"), was formed in fiscal 2000 to consolidate all coalbed methane gas operations of the Company and USE. The Company owns and controls approximately 39.8% of RMG as of December 31, 2003.

     The Company changed its year end to December 31 from May 31 effective December 31, 2002.

MANAGEMENTS  PLAN

     The Company has generated significant net losses prior to and including the year ended December 31, 2003 resulting in an accumulated deficit of $18,122,200 at December 31, 2003. The Company also has a working capital deficit of $9,405,000 at December 31, 2003 that includes $9,408,300 due to USE. The Company experienced negative cash flows from operations of $242,600, $100,300 and $163,000 for the year ended December 31, 2003, the seven months ended December 31, 2002 and the fiscal year ended May 31, 2002, respectively. The Company had positive cash flows from operations during the fiscal year ended May 31, 2001 of $1,712,000. At December 31, 2003, the Company does not have sufficient cash or cash flows from operations to meet its obligations. All of these factors raise substantial doubt about the Company's ability to continue as a going concern during the upcoming year.

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

     In order to improve the liquidity of the Company, management intends to do the following:

 x Collect amounts due under the terms of certain notes receivable that it shares the cash proceeds of with USE and their subsidiaries. These notes receivable are as a result of the sale of certain coalbed methane interests and real estate interests to non-affiliated entities.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

 x Assist RMG in obtaining financing for the development of its coalbed methane properties and the acquisition of additional developed and undeveloped coalbed methane properties.
 x Raise equity funds through private placements of RMG common stock. x Concluding the litigation with Nukem, Inc. ("Nukem") at December 31, 2003, the Company and USE were awarded a $20 million plus judgment against Nukem and its affiliates. Nukem has appealed this judgment to the Tenth Circuit Court of Appeals.

B.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

INVESTMENTS

     Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method. The Company accounts for its 3.7% investment in USE using the equity method because the Company is controlled by USE. The Company's investment in SGMC, RMG and USECC Joint Venture ("USECC") are accounted for using the equity method (see Note E).

CASH  EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PROPERTIES  AND  EQUIPMENT

     The Company capitalizes all costs related to the acquisition, exploration and development of mineral properties. Capitalized costs are charged to operations when the properties are determined to have declined in value or have been abandoned. The Company currently has no net capitalized costs associated with mineral properties.

     Oil and gas properties are accounted for using the full cost method. Capitalized costs plus any future development costs are amortized by the units-of-production method using proved reserves. Capitalized costs are subject to an impairment test which limits capitalized costs less accumulated amortization and related deferred income taxes to the present value of future net revenues using current prices and operating costs discounted at 10%.

     Depreciation of vehicles, machinery and equipment was provided by the straight-line method over the estimated useful lives of the related assets. All such vehicles, machinery and equipment have been fully depreciated.

LONG-LIVED  ASSETS

     The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

financing necessary to develop the mineral interests may result in asset impairment. As of December 31, 2003, management believes no impairment of the Company's long-lived assets exists.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying amount of cash equivalents and other current assets approximates fair value because of the short term nature of those instruments. It is not practicable to determine fair value of debt to affiliate carried at $9,408,300 and $8,553,900 respectively at December 31, 2003 and 2002.

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

USE  OF  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

RECENT  ACCOUNTING  PRONOUNCEMENTS

     SFAS 143 Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligation." The statement requires the Company to record the fair value of the reclamation liability on its shut down mining and gas properties as of the date that the liability is incurred. The statement further requires that the Company review the liability each quarter and determine if a change in estimate is required as well as accrete the total liability on a quarterly basis for the future liability.

     The Company will also deduct any actual funds expended for reclamation during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut down mining properties, it has no remaining book value for these properties.

     The following is a reconciliation of the total liability for asset retirement obligations

     Balance  December  31,  2002                     $       748,400
     Impact  of  adoption  of  SFAS  No.  143                 293,800
     Addition  to  Liability                                     --
     Liability  Settled                                       (79,800)
     Accretion  Expense                                        90,900
                                                      ---------------
     Balance  December  31,  2003                     $     1,053,300
                                                      ===============

     The  following  table  shows the Company's net income (loss) and net income
(loss) per share on a pro forma basis as if the provisions of SFAS No. 143 had been applied retroactively in all periods presented.

                                                      Seven Month
                                        Year ended       ended
                                        December 31,  December 31,         Year ended

                                            2003          2002          2002         2001
                                        ------------  ------------  ------------  -----------
NET INCOME (LOSS):
  Reported net income (loss)
    from continuing operations          $(2,377,900)  $(1,157,400)  $ (1,998,900) $1,205,700
  Pro-Forma adjustments
    net of tax                                   --       (34,900)      (57,100)     (52,500)
                                        ------------  ------------  ------------  -----------
  Pro-Forma net income (loss)           $(2,377,900)  $(1,192,300)  $(2,056,000)  $1,153,200
                                        ============  ============  ============  ===========

PER SHARE OF COMMON STOCK:
  Reported net income (loss) basic
    from continuing operations          $     (0.14)  $     (0.07)  $     (0.12)  $     0.12
  Pro-Forma adjustments
    net of tax                                   --            --            --        (0.01)
                                        ------------  ------------  ------------  -----------
  Pro-Forma net income (loss) basis     $     (0.14)  $     (0.07)  $     (0.12)  $     0.11
                                        ============  ============  ============  ===========

  Reported net income (loss) diluted    $     (0.14)  $     (0.07)  $     (0.12)  $     0.12
  Pro-Forma adjustments                          --            --            --        (0.01)
                                        ------------  ------------  ------------  -----------
  Pro-Forma net income (loss) diluted   $     (0.14)  $     (0.07)  $     (0.12)  $     0.11
                                        ============  ============  ============  ===========

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

C.   RELATED-PARTY  TRANSACTIONS:

     The Company does not have employees, but utilizes USE's employees and pays for one-half of these costs under the USECC Joint Venture Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. As of December 31, 2003, December 31, 2002 and May 31, 2002 and 2001, the Board of Directors of USE contributed 76,294, 43,867, 70,075 and 53,837shares of USE stock to the ESOP at prices of $3.10, $3.08, $3.29 and $5.35 per share, respectively. The Company is responsible for one-half of the value of these contributions or $118,300, $67,600, $118,400 and $144,000 for the year ended December 31, 2003 and the seven months ended December 31, 2002 and the years ended May 31, 2002 and 2001, respectively, which was advanced through debt to affiliate. As of December 31, 2003, all shares of USE stock that have been contributed to the ESOP have been allocated. The estimated fair value of shares that are not vested is approximately $84,800.

D.   INVESTMENTS  IN  AFFILIATES:

     The  Company's  investments  in  affiliates  are  as  follows:

                                                   December 31,       At May 31,
                                               --------------------   ----------

                                     Ownership   2003       2002         2002
                                     --------- --------   ---------   ----------
     RMG                                39.8% $     --    $ 447,500   $ 605,200
     USECC                              50.0% 4,367,100   5,422,400   5,426,800
     SGMC                                1.5%   (85,500)    (85,500)    (85,500)
     Yellow Stone Fuels Corp. ("YSFC")  13.2%  (130,100)   (130,100)   (130,100)
     USE                                 3.7%       --          --          --
     Others                            various    6,700       6,700       6,700

     At December 31, 2003 and 2002 and May 31, 2002, investments of $4,373,800, $5,876,600 and $6,038,700, respectively, are presented as investments in affiliates in the accompanying balance sheets. A liability of $215,600 has been presented as a commitment to fund equity investees as of December 31, 2003, 2002 and May 31, 2002 for these investments in affiliates that the Company must fund.

     Equity (loss) gain from investments accounted for by the equity method is as follows:



            Year Ended     Seven Months Ended
            December 31,      December 31,            Year Ended May 31,
          ---------------    -------------    ----------------------------------

               2003              2002              2002                2001
          ---------------    -------------    ---------------    ---------------

USECC     $   (1,667,100)    $   (897,300)    $   (1,639,000)    $   (2,210,600)
SGMC            --            --            --            --                 --
YSFC            --            --            --            --                 --
RMG             (447,500)        (157,700)          (184,900)          (286,100)
USE             --            --            --            --                 --
          ---------------    -------------    ---------------    ---------------
          $   (2,114,600)    $ (1,055,000)    $   (1,823,900)    $   (2,496,700)
          ===============    =============    ===============    ===============

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

                       CONDENSED COMBINED BALANCE SHEETS:
                                EQUITY INVESTEES

                                      Year Ended  Seven Months Ended  Year Ended
                                      December 31,   December 31,       May 31,
                                     -------------   ------------   ------------
                                            2003          2002          2002
                                     -------------   ------------   ------------

     Current assets                  $ 17,871,200   $  20,112,900   $ 18,601,900
     Non-current assets                11,753,700      16,619,900     22,256,700
                                     -------------   ------------   ------------
                                     $ 29,624,900   $  36,732,800   $ 40,858,600
                                     =============   ============   ============

     Current liabilities             $  3,641,600   $  5,872,700    $  4,787,300
     Reclamation and other liabilities 12,120,700     12,404,700      11,897,800
     Excess in assets                  13,862,600     18,455,400      24,173,500
                                     -------------   ------------   ------------
                                     $ 29,624,900   $ 36,732,800    $ 40,858,600
                                     =============   ============   ============

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS:
                                EQUITY INVESTEES

                      Year Ended   Seven Months Ended
                      December 31,    December 31,        Year Ended May 31,
                      ------------   -------------  -------------   ------------
                          2003           2002            2002           2001
                      ------------   -------------  -------------   ------------
     Revenues         $  1,021,700   $    563,500   $  1,250,500    $ 8,249,900
     Costs and expenses (8,881,600)    (3,939,200)    (8,565,500)   (10,794,400)
     Other income
     and expenses         (422,200)      (309,600)       682,500        242,600
                      ------------   -------------  -------------   ------------
Net loss              $ (8,282,100)  $ (3,685,300)  $ (6,632,500)   $(2,301,900)
                      =============  =============  =============   ============

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

     As a result of sustained depressed uranium prices, the GMMV properties were maintained on a shut down basis. During fiscal 2000, certain differences arose in the GMMV and Kennecott sued the Company and USE. On September 11, 2000, the parties settled all disputes and Kennecott paid the Company and USE $3.25 million and assumed reclamation liability for the Sweetwater Mill, Jackpot and Big Eagle Mine properties. (See Note J).

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

SMP

     During fiscal 1989, Crested and USE, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to a subsidiary of Nukem Inc., CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past thirteen years. See Note J for the status of the related litigation/arbitration.

     Due to the litigation and arbitration proceedings involving SMP, the Company has expensed all of its costs related to SMP and has no carrying value of its investment in SMP at December 31, 2003, December 31, 2002 and May 31, 2002. (See Note J).

PHELPS  DODGE

     During prior years, the Company and USE conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December 1999. The properties have not been placed into production as of December 31, 2003.

     Amax and later Cyprus Amax paid the Company and USE an annual advance royalty of 50,000 (25,000 lbs. each) pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation and made its first advance royalty payment to the Company and USE during the first quarter of 2001. Phelps Dodge is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $60,300 of revenue from the advance royalty payments during the fiscal year ended May 31, 2001. If Phelps Dodge formally decides to place the properties into production, it is obligated to pay $2,000,000 to the Company and USE.

     Per the contract with AMAX, the Company and USE are to receive 15% of the first $25,000,000, or $3,750,000, if the properties are sold, which the Company and USE believe occurred when Phelps Dodge purchased Cyprus Amax. Phelps Dodge filed suit against the Company and USE on June 19, 2002 regarding these matters. (See Note J).

SUTTER  GOLD  MINING  COMPANY

     Sutter Gold Mining Company ("SGMC") was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

     SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine development costs since inception were capitalized. Due to the decline in the spot price for gold and the lack of adequate financing, SGMC has put the property on a shut down status and has taken an impairment on the associated assets.

     During fiscal 2000, a visitor's center was developed and became operational. SGMC has leased the visitor's center to partially cover stand-by costs of the property. At December 31, 2003, the spot market price for gold had attained levels that management believes will allow SGMC to produce gold from the property on

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

an economic basis. This conclusion is based on engineering analysis completed on the property. Management of SGMC is therefore pursuing the equity capital market and non-affiliated investors to obtain sufficient capital to complete the development of the mine, construct a mill and place the property into production. However, there can be no assurance that any funds will be obtained and the development of the mine will occur. (See Note N).

PLATEAU  RESOURCES  LIMITED

     During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary, Canyon Homesteads, Inc., in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At December 31, 2003, Plateau has a cash security in the amount of $6.8 million to cover reclamation and annual licensing of the properties (see Note J). Although the Company has no ownership in Plateau, Directors of the Company and USE have agreed to divide equally a portion of certain reclamation obligations above a defined amount, and will share equally in the cash flows derived from operations.

     The Company and USE are currently evaluating the best utilization of Plateau's assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to uranium market prices.

     Due to uranium market conditions in 2002, Plateau decided to change the license status from operational back to reclamation and filed a new reclamation plan. The Nuclear Regulatory Commission (NRC) reviewed the revised reclamation and decommissioning plan and agreed to a $6.1 million reclamation plan. Therefore, Plateau received about $2.9 million of excess reclamation bond funds on the Shootaring Canyon Uranium Mill. During the year ended December 31, 2003, management of Plateau determined that the mine and mill properties should be reclaimed.

     On August 1, 2003, the Company and USE sold interests in the Ticaboo Townsite in southern Utah as a result of Plateau entering into a Stock Purchase Agreement to sell all the outstanding shares of Canyon Homesteads, Inc. ("Canyon") to The Cactus Group LLC, a newly formed Colorado limited liability company. The Cactus Group purchased all of the outstanding stock of Canyon for $3,370,000. Of that amount, $349,300 was paid in cash at closing and the balance of $3,120,700 is to be paid under the terms of a promissory note.

     Pursuant to the note agreement, the Company and USE are to receive $5,000 per month for the months of November 2003 to March 2004 and $10,000 for the months of November 2004 to March 2005 and $24,000 per month for the months of April to October 2004 and $24,000 per month on a monthly basis after March of 2005 from The Cactus Group until August of 2008, at which time, a balloon payment of $2.8 million is due. The note is secured with all the assets of The Cactus Group and Canyon along with personal guarantees by the six principals of The Cactus Group. As additional consideration for the sale, the Company will also receive the first $210,000 in gross proceeds from the sale of either single family or mobile home lots in Ticaboo. The Company shares these cash flows on a 50-50 basis with USE.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

ROCKY  MOUNTAIN  GAS,  INC.

     During fiscal 2000, the Company and USE organized Rocky Mountain Gas, Inc. ("RMG") to enter into the coalbed methane gas/natural gas business. RMG is engaged in the acquisition of coalbed methane gas properties and the future exploration, development and production of methane gas from those properties. At December 31, 2003, RMG is owned 39.8% by the Company and 47.5% by USE.

     On January 3, 2000, RMG entered into an agreement with Quantum Energy, L.L.C. (Quantum formed a subsidiary "Quaneco" to conduct its business with RMG)) to purchase a 50% working interest and 40% net revenue interest in approximately 185,000 acres of unproven leasehold interests in the Powder River Basin of southeastern Montana. RMG also acquired a 100% working interest (82% revenue interest) in 65,247 net mineral acres in southwest Wyoming during the year ended May, 31, 2000


CCBM
----

     On July 10, 2001, RMG completed a sale of gas properties to CCBM, Inc., a Delaware corporation, which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS "CRZO"). The agreement between CCBM and RMG is to finance the further development of coalbed methane acreage currently owned by RMG in Montana and Wyoming, and to acquire and develop more acreage in Wyoming and the Powder River Basin of Montana.

     RMG is the designated operator under a Joint Operating Agreement ("JOA") between RMG and CCBM, which will govern all operations on the properties subject to a Purchase and Sale Agreement between RMG and CCBM, subject to pre-existing JOA's with other entities, and operations or properties in the area of mutual interest ("AMI"). CCBM has the right to participate in other properties RMG may acquire under the area of mutual interest ("AMI").

     RMG assigned CCBM an undivided 50% interest in all of RMG's existing coalbed methane properties (with the exception of Castle Rock of which only a 6.25% working interest was assigned) for a sales price of $7,500,000 in the form of a non-recourse promissory note payable in principal amounts of $125,000 per month plus interest at an annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. This note is accounted for on a cash basis because it is non-recourse with its principal payments reducing the natural gas properties in accordance with the full cost method of accounting. The balance due under the note at December 31, 2003 is $863,200 due to a principal reduction of approximately $1.5 million. (See Pinnacle below) The properties sold to CCBM consisted of the Kirby, Oyster Ridge, Clearmont, Sussex, Finley, Baggs North, and Gillette North properties. CCBM's 50% undivided interest is pledged back to RMG to collateralize the promissory note.

     To start development, and as part of the consideration for the acquisition, CCBM agreed to pay $5,000,000 to drill and complete from 30 to 60 wells on the coalbed properties. RMG is "carried" for its 50% interest in these wells, and will not be required to pay any of such costs. After the initial $5,000,000 has been spent, RMG and CCBM each will pay for their 50% share of costs in subsequent wells, and also will pay for their 50% share of operating costs for the wells drilled and completed in this drilling program. Without CCBM's consent, none of the drilling funds can be used for operations associated with water disposal wells, gas compression beyond 100 PSIG, or for facilities downstream of compression beyond 100 PSIG. CCBM will earn a 50% working interest in each well location (80 acres) and gas production therefrom, regardless of the status of payments on the promissory note. The balance under the work commitment at December 31,

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

2003 was $305,100. In 2003, a portion of these interests were exchanged for common stock of Pinnacle Gas Resources (See Pinnacle below).

Bobcat
------

     On April 12, 2002, RMG signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming. The contract closed on June 4, 2002. RMG paid the seller $500,000 cash and another $150,000 by having USE issue 37,500 shares of its restricted common stock to the seller; CCBM paid $500,000 cash to the seller and CRZO issued its restricted shares of common stock valued at $150,000. The properties are located approximately 25 miles north of Gillette, in Campbell County, Wyoming. In 2003, these interests were exchanged for common stock of Pinnacle Gas Resources (see Pinnacle below).

Pinnacle
--------

     On June 23, 2003, a Subscription and Contribution Agreement was executed by RMG, CCBM, and the seven affiliates of Credit Suisse First Boston Private Equity ("CSFB Parties"). Under the Agreement, RMG and CCBM contributed certain of their respective interests, having an estimated fair value of approximately $7.5 million each, carried on RMG's books at a cost of $922,600, comprised of (1) leases in the Clearmont, Kirby, Arvada and Bobcat CBM project areas and (2) oil and gas reserves in the Bobcat project area, to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation ("Pinnacle"). In exchange for the contribution of these assets, RMG and CCBM each received 37.5% of the common stock of Pinnacle ("Pinnacle Common Stock") as of the closing date and options to purchase Pinnacle Common Stock ("Pinnacle Stock Options"). The CFSB contributed $5.0 million for 25% of the common stock of Pinnacle.

      CSFB also contributed approximately $13.0 million of cash to Pinnacle in return for the Redeemable Preferred Stock of Pinnacle ("Pinnacle Preferred Stock"), and warrants to purchase Pinnacle Common Stock ("Pinnacle Warrants"). The CSFB Parties also agreed to contribute additional cash, under certain circumstances, of up to approximately $11.8 million to Pinnacle to fund future drilling, development and acquisitions. The CSFB Parties currently have greater than 50% of the voting power of the Pinnacle capital stock through their ownership of Pinnacle Common Stock and Pinnacle Preferred Stock.

     Currently, on a fully diluted basis, assuming that all parties exercised their Pinnacle Warrants and Pinnacle Options, the CSFB Parties, RMG and CCBM would have ownership interests of approximately 46.2%, 26.9% and 26.9%, respectively. On a fully-diluted basis, assuming the additional $11.8 million of cash was contributed by the CSFB Parties and all Pinnacle Warrants and Pinnacle Options were exercised by all parties, the CSFB Parties would own 54.6% of Pinnacle and RMG and CCBM would each own 22.7% of Pinnacle.

     Prior to and in connection with its contribution of assets to Pinnacle, CCBM paid RMG approximately $1.8 million in cash as part of its outstanding purchase obligation on the coalbed methane property interests CCBM previously acquired from RMG. CCBM was also given a credit of $1,250,000 against the note payable pursuant to the original Purchase and Sale Agreement which allowed CCBM to recover $1,250,000 from 20% of RMG's net revenue interest from any production from the properties contributed to Pinnacle. After these payments and credits, there was a balance of approximate $1.2 million remaining on the note receivable from CCBM to RMG. At December 31, 2003, the balance on the note

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

receivable for CCBM was $863,200. The principal reductions to the note receivable from CCBM reduced the monthly principal payments to $53,000. The receipt of payments from CCBM on the note receivable are accounted for on a cash basis because it is non-recourse.

     Pinnacle is a private corporation. Only such information about Pinnacle as its board of directors elects to release is available to the public. All other information about Pinnacle is subject to confidentiality agreements between Pinnacle, RMG, and the other parties to the June 2003 transaction.

F.  OIL  AND  GAS  INFORMATION:

     Costs related to the oil and gas activities of the Company were incurred as follows:


     For  the     For  the  seven     For  the
     year  ended     months  ended     year  ended
                                         December 31,   December 31,   May  31,
                                        -------------- -------------- ----------
                                             2003           2002        2002
                                          ---------      ---------    ---------
     Company's share of equity method
       investees' cost of property acquisition,
       exploration and development        $ 103,800      $ 288,400    $ 228,100
                                          =========      =========    =========

     The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities as follows:

                                                December 31,            May 31,
                                          ------------------------    ----------

                                             2003           2002        2002
                                          ---------      ---------    ---------
     Proved oil and gas properties        $ 886,800      $  886,800   $  886,800
        Less accumulated depreciation,
        depletion and amortization          886,800         886,800      886,800
                                          ---------      ----------   ----------

                                          $     --       $       --   $       --
                                          =========      ==========   ==========
     Company's share of equity method investees'
        net capitalized costs             $ 470,900      $1,961,600   $2,585,800
                                          =========      ==========   ==========

No depreciation, depletion or amortization expense was recorded for the year ended December 31, 2003, the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001 respectively.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

G.  DEBT:

     Obligations of the Company consist of advances payable to USE, which are due upon demand. The obligation is due to U.S. Energy for funding a majority of the operations of USECC, of which 50% is the responsibility of the Company. All advances payable to USE are classified as current as of December 31, 2003, December 31, 2002 and May 31, 2002 as a result of USE's unilateral ability to modify the repayment terms.

                                               December 31,            May 31,
                                        --------------------------  ------------

                                            2003          2002          2002
                                        ------------  ------------  ------------
     Advances payable - U.S. Energy
       balance payable  in full on
       demand (see Note A)              $  9,408,300  $  8,553,900  $  7,560,700
                                        ============  ============  ============

     As of December 31, 2003, the Company and USE had a $ 750,000 line of credit with a commercial bank. The line of credit bears interest at a variable rate (5% as of December 31, 2003). The weighted average interest rate for the year ended December 31, 2003 was 5.12%. As of December 31, 2003, there was no outstanding balance due under the line of credit. This line of credit is secured by a share of the net proceeds of fees from production of oil wells and certain assets of USECC.

H.     INCOME  TAXES:

       The components of deferred taxes as of December 31, 2003 and 2002 and May 31, 2002 are as follows:

                                                 December 31,          May 31,
                                          ------------------------- ------------
                                              2003         2002         2002
                                          ------------ ------------ ------------
     Deferred tax assets:
       Deferred compensation              $     3,400  $   172,700  $   131,200
       Deferred gains                         106,100      106,100      106,100
       Non-deductible allowances              104,600      288,500      288,500
       Net operating loss carry-forwards    5,085,900    4,306,400    3,636,200
       Tax credits                             15,000       15,000       15,000
       Tax basis in excess of book basis         --           --         57,000
                                          ------------ ------------ ------------
     Total deferred tax assets              5,315,000    4,888,700    4,234,000

     Deferred tax liabilities:
       Basis difference of investments       (235,600)    (131,800)        --
       Development and exploration costs      (36,100)     (36,100)     (36,100)
                                          ------------ ------------ ------------
     Total deferred tax liabilities          (271,700)    (167,900)     (36,100)
                                          ------------ ------------ ------------

     Net deferred tax assets
     - all non-current                      5,043,300    4,720,800    4,197,900

     Valuation Allowance                   (5,043,300)  (4,720,800)  (4,197,900)
                                          ------------ ------------ ------------
     Net deferred tax asset               $      --    $      --    $      --
                                          ============ ============ ============

     At December 31, 2003, the Company had available, for federal income tax purposes, net operating loss carry-forwards of approximately $14,959,000 which expire from 2006 through 2022. The Company has

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company's ability to generate future taxable income to utilize the NOL carry-forwards. In addition, the use of the NOL carry-forwards may be limited by Internal Revenue Service provisions governing significant change in company ownership.

     The valuation allowance increased $322,500 for the year ended December 31, 2003, increased $522,900 for the seven months ended December 31, 2002 and increased (decreased) $255,900 and $(1,490,000) for the years ended May 31, 2002 and 2001, respectively.

     The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                               Seven
                                Year Ended Months Ended
                               December 31, December 31,   Year Ended May 31,
                               ------------ -----------  -----------------------

                                   2003         2002        2002        2001
                               ------------ -----------  ---------- ------------
     Expected federal income tax
        expense (benefit)      $ (808,500)  $ (394,000)  $(679,600)  $  410,000
     Losses from subsidiaries not
        consolidated for tax purposes,
        utilization of net operating
        losses and other          486,000     (128,900)    423,700    1,080,000
     Valuation allowance          322,500      522,900     255,900   (1,490,000)
                               ------------ -----------  ---------- ------------
     Income taxes              $      --    $      --    $     --   $      --
                               ============ ===========  ========== ============

     There were no taxes payable as of December 31, 2003, 2002 or, May 31, 2002 or 2001.

I.     SHAREHOLDERS'  EQUITY:

     The Boards of Directors of the Company from time to time, issued stock bonuses to certain directors, employees and third parties. These shares are forfeitable to the Company until earned. The Company is responsible for the compensation expense related to these issuances. For the year ended December 31, 2003, the seven months ended December 31, 2002 and the years ended May 31, 2002 and 2001, the Company did not recognize compensation expense resulting from these issuances. A schedule of forfeitable shares for Crested is set forth in the following table:

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

       Issue                    Number               Issue         Total
       Date                   of Shares              Price      Compensation
       -----                  ---------              -----      ------------

     June 1990                  25,000               $1.06     $     26,562
     December 1990               7,500                 .50            3,750
     January 1993                6,500                 .22            1,430
     January 1994                6,500                 .28            1,828
     January 1995                6,500                 .19            1,230
     January 1996                5,000               .3125            1,600
     January 1997                8,000               .9375            7,500
     Release of Earned Shares  (50,000)                            (33,800)
                              --------                         -----------
     Balance at
      December 31, 2003          15,000                        $     10,100
                              =========                        ============


J.   COMMITMENTS,  CONTINGENCIES  AND  OTHER:

LEGAL  PROCEEDINGS

     Material pending proceedings are summarized below. Certain of the Company's affiliates are involved in ordinary routine litigation incidental to their business. Other proceedings which were pending during the year ended December 31, 2003 have been settled or otherwise finally resolved.

SHEEP  MOUNTAIN  PARTNERS  ARBITRATION/LITIGATION

     In 1991, disputes arose between the Crested and USE d/b/a/ USECC, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded. In February 1994, all of the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

     After 73 hearing days, the Panel entered an Order and Award on April 18, 1996 and clarified the Order on July 3, 1996, finding generally in favor of Crested and USE on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS republics. The Panel also awarded SMP damages of $31,355,070 against Nukem. USECC filed a petition for confirmation of the Order and on June 27, 1997, the U.S. District Court confirmed the Panel's Orders in its Second Amended Judgment.

     Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("CCA"). On October 22, 1998, the 10th CCA issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem. The 10th CCA held that the Panel's Awards "clearly retains both a constructive trust and a damage award," and the
                                                 ---
Arbitration Awards and the Second Amended Judgment were "clear and unambiguous."

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

     On February 8, 1999, the U.S. District Court ordered Nukem to pay USECC the balance of the damage award. Nukem did so, but then moved for a satisfaction of judgment without accounting for the monies earned in the Constructive Trust. The District Court denied Nukem's motion and Nukem filed its second appeal to the 10th CCA. On October 16, 2000, the 10th CCA again affirmed the order of the District Court. The 10th CCA held that Nukem had not "provided an accounting of the partnership assets," finding that "the district court order presented for our review does not decide which CIS contracts are covered by the constructive trust."

     On November 3, 2000, USECC filed a motion for a further accounting of the Constructive Trust. On February 15, 2001, the District Court entered an Order of Reference appointing a Special Master to "conduct an accounting" of the Constructive Trust. The accounting was conducted and on May 1, 2003, the Special Master filed his Report with the District Court. Both parties filed objections to the Report. On July 30, 2003, the U.S. District Court adopted the Report in part and rejected it in part. Judgment was then entered by the Court on August 1, 2003 in favor of USECC and against Nukem in the amount of $20,044,183.

     On August 15, 2003, Nukem filed a "Motion to Remand to the Arbitration Panel or in the Alternative, to Alter, Amend and/or Correct the Court's August 1, 2003 Judgment and July 30, 2003 Order," and a "Motion to Correct Certain Findings or Statements in the Court's Order of July 30, 2003." On the same day, USECC filed a motion under Fed.R.Civ.P. 52(b) and 59(e) to alter or amend the July 30, 2003 Order and the August 1, 2003 Judgment. The District Court denied the parties' motions on September 10 and 11, 2003, respectively. Nukem's appeal and USECC's cross-appeal followed. Nukem's opening brief was filed on January 16, 2004 and on February 24, 2004, USECC filed an opening brief in its cross-appeal and an answer to Nukem's brief. Nukem has until March 29, 2004 or any extensions thereof to file an answer to USECC's opening brief. USECC may then file a reply brief 14 days after service of Nukem's answer. Management believes that the ultimate outcome of this matter will not have an adverse affect on the Company's financial condition or result of operations.

CONTOUR  DEVELOPMENT  LITIGATION

     On July 28, 1998, USE and Crested filed a lawsuit in the U. S. District Court of Colorado in Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The parties settled the litigation in 2004. In the settlement, USE and Crested received $25,000 in cash; two lots in the City of Gunnison, Colorado (one of which has been sold for a net of $65,326 and the other lot is under contract to sell for $180,000), and an additional five development lots covering 175 acres north of Gunnison, Colorado.

     See "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

PHELPS  DODGE  LITIGATION

     Crested and USE, d/b/a USECC, were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (PD) and its subsidiary, Mt. Emmons Mining Company (MEMCO), over contractual obligations in USECC's agreement

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

with PD's predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

     The litigation stems from agreements that date back to 1974 when Crested and USE leased the mining claims from AMAX Inc., PD's predecessor company. The mining claims cover one of the world's largest and richest deposits of molybdenum discovered by AMAX. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties.

     The complaint filed by PD and MEMCO seeks a determination that PD's acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, Crested and USE would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Minerals Co. USECC's counter and cross-claims allege that in 1999, PD formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest of Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and PD stock exceeding $1 billion and making Cyprus Amax a subsidiary of PD. Therefore, USECC asserts the acquisition of Cyprus Amax by PD was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

     The other issue in the litigation is whether USECC must, under terms of a 1987 Royalty Deed, accept PD's and MEMCO's conveyance of the Mt. Emmons properties back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. PD's and MEMCO's claim seek to obligate USECC to assume the operating costs of the water treatment plant. USECC refuses to have the water treatment plant included in the return of the properties because, the USECC counterclaim argues, the properties must be in the same condition as when they were acquired by AMAX before the water treatment plant was constructed by AMAX.

     As added counterclaims, USECC seeks (i) damages for PD's breach of covenants of good faith and fair dealing; (ii) damages for PD's failure to develop the Mt. Emmons properties and not protecting USECC's rights as a reversionary owner of the mining rights to the properties, (iii) damages for unjust enrichment of PD; (iv) damages for breach of the PD's fiduciary duties owed to USECC as reversionary owner of the property, and for neglecting to maintain the mining rights and interests in the properties.

     On March 17, 2003, PD filed additional motions for partial summary judgment on various claims. On January 22, 2004, the District Court heard the motions and responses of USECC and additional briefs were thereafter filed with the Court. The Court is considering the motions. Management believes that the ultimate outcome of this matter will not have an adverse affect on the Company's financial condition or result of operations.


ROCKY  MOUNTAIN  GAS,  INC.  (RMG)

LITIGATION  INVOLVING  LEASES  ON  COALBED  METHANE  PROPERTIES  IN  MONTANA

     On or about April 1, 2001, RMG was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA against the United States Bureau of Land Management ("BLM"), RMG, certain of its affiliates (including Crested and USE) and some 20 other defendants. The plaintiff is seeking to

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

cancel oil and gas leases issued to RMG et. al. by the BLM in the Powder River Basin of Montana and for other relief.

     The basis for the complaint appears to be that the BLM's regulations require the BLM to respond to objections filed by persons owning land or lease rights adjacent to the coalbed properties which the BLM is offering to lease to the public. The argument of plaintiff appears to be that if objections are not responded to by the BLM prior to issuing CBM leases, the leases are invalid. Based on this argument, the plaintiff appears to have been successful in forcing cancellation of some CBM leases granted to others in the Powder River Basin of Montana, because the BLM did not respond to some objecting adjacent landowners. However, all of the BLM leases in Montana held by RMG (none are held by USE or Crested in their own corporate names) are at least four years old, and there is no record of any objections being made to the issue of those leases.

     Based on filings in the case to date, it appears that the BLM is taking the initiative in responding to the plaintiff. We believe RMG's leases were validly issued in compliance with BLM procedures, and do not believe the plaintiff's lawsuit will adversely affect any of RMG's Montana BLM leases.

LAWSUITS  CHALLENGING  BLM'S  RECORDS  OF  DECISIONS

     Three lawsuits are currently pending in the Montana Federal District Court challenging BLM's Records of Decisions for the Powder River Basin Oil and Gas EIS (PRB-EIS) for the Wyoming portion of the basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and billings Resource Management Plans in Montana. Neither the Company, nor RMG is a party to any of these lawsuits.

LITIGATION  INVOLVING  DRILLING  ON  A  COALBED  METHANE  LEASE

     A drilling company, Eagle Energy Services, LLC filed a lien on RMG's leasehold in southwestern Wyoming for drilling services performed at RMG's Oyster Ridge Property and filed a lawsuit foreclosing the lien. Eagle Energy's bank, Community First National Bank of Sheridan, Wyoming, filed a similar suit for the same amount on an assignment from Eagle Energy against RMG, Eagle Energy Services, LLC and others who guaranteed a loan to Eagle Energy in Civil Action No. C02-9-328 in the 4th Judicial District of Sheridan County, Wyoming. Eagle Energy's claim is for a contract to drill a well for coalbed methane. RMG terminated the agreement because of the dangerous conditions of Eagle Energy's equipment and other reasons. The claim against RMG is for $49,309. Negotiations to settle the lien and lawsuits are pending. Management believes that the ultimate outcome of the matters will not have a material effect on the Company's financial condition or result of operations.

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

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

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

     As of December 31, 2003, estimated reclamation obligations related to the above mentioned mining properties total $7,264,700. Crested's portion of this obligation is $1,053,300, which is reflected on the balance sheet of the Company. The remaining balance of $6,211,400 is an obligation of USE and its other affiliates, (excluding Crested). The Company is obligated for 50% of any reclamation costs in excess of current estimated reclamation obligations. The Company, however, does not expect that estimated reclamation costs will be exceeded.

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

     SMP
     ---

     The Company and USE are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, USE and the regulatory authorities during the year ended December 31, 2003 and the balance in the reclamation liability account at December 31, 2003 of $2,106,600 (2 accrued by Crested) is believed by management to be adequate. The Company and USE are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building, and by posting cash bonds.

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

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

     SUTTER  GOLD  MINING  COMPANY
     -----------------------------

     SGMC's mineral properties are currently in a shut down status and have never been in production. SGMC has recorded a reclamation liability as of December 31, 2003 that is covered by a $27,400 reclamation cash bond.

     PLATEAU  RESOURCES,  LIMITED
     ----------------------------

     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. As of December 31, 2003, the reclamation liability on the Plateau properties was $5,364,000. Plateau held a cash deposit for reclamation in the amount of $6,778,700.

EXECUTIVE  COMPENSATION

     The Company and USE are committed to pay the surviving spouse or dependant children of certain of their officers one years' salary and an amount to be determined by the Boards of Directors, for a period of up to five years thereafter. This commitment applies only in the event of the death or total disability of those officers who are full-time employees of the Company at the time of total disability or death. Certain officers and employees have employment agreements with the Company and USE. The maximum compensation due under these agreements for the officers covered by the agreement for the first year after their deaths, should they die in the same year, is $311,400 at December 31, 2003.

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

K.   TRANSITION  PERIOD  COMPARATIVE  DATA

     The following table presents certain financial information for the seven months ended December 31, 2002 and 2001, respectively:

                                                    Seven  Months  Ended
                                                        December  31,
                                                 --------------------------

                                                     2002          2001
                                                 ------------  ------------
                                                               (Unaudited)
     Revenues                                     $        --   $        --

     Costs and expenses                               102,400       117,000
                                                 ------------  ------------
     Loss before equity in affiliates                (102,400)     (117,000)

     Equity in loss in affiliates                  (1,055,000)     (998,200)
                                                 ------------  ------------
     Loss before income taxes                      (1,157,400)   (1,115,200)

     Provision for income taxes                            --            --
                                                 ------------  ------------
     Net loss                                     $(1,157,400)  $(1,115,200)
                                                 ============  ============

     PER SHARE DATA:
       Revenues                                     $        --   $        --

       Costs and expenses                                  0.01          0.01
                                                   ------------  ------------
       Loss before equity loss                            (0.01)        (0.01)

       Equity in loss of affiliates                       (0.06)        (0.06)
                                                   ------------  ------------
       Loss before income taxes                           (0.07)        (0.07)

       Provision for income taxes                            --            --
                                                   ------------  ------------
       Net loss basic and diluted                   $     (0.07)  $     (0.07)
                                                   ============  ============

     Weighted average common shares outstanding

       Basic and diluted                             17,099,276    17,073,330
                                                   ============  ============

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

M.   SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

                                                     Three  Months  Ended
                                    ------------------------------------------------------
                                      March 31,      June 30,   September 30, December 31,
                                        2003          2003          2003          2003
                                    ------------  ------------  ------------  ------------

Operating revenues                  $        --   $        --   $        --   $        --

Operating loss                          (59,200)      (75,200)      (64,200)      (64,700)

Equity in loss from affiliate          (373,500)   (1,026,800)     (371,200)     (343,100)
                                    ------------  ------------  ------------  ------------

Net loss                            $  (726,500)  $(1,102,000)  $  (435,400)  $  (407,800)
                                    ============  ============  ============  ============

Loss per share, basic and diluted   $     (0.04)  $     (0.06)  $     (0.03)  $     (0.02)
                                    ============  ============  ============  ============

Basic and diluted weighted average
shares outstanding                   17,115,137    17,118,098    17,118,098    17,118,098
                                    ============  ============  ============  ============




                                                     Three  Months  Ended
                                    ------------------------------------------------------
                                      May  31,    February  28, November  30,  August 31,
                                        2002          2002          2001          2001
                                    ------------  ------------  ------------  ------------
Operating revenues                  $        --   $        --   $        --   $        --

Operating loss                          (37,300)      (38,300)      (51,400)      (48,000)

Equity in loss from affiliate          (505,800)     (502,800)     (237,100)     (578,200)
                                    ------------  ------------  ------------  ------------

Net loss                            $  (543,100)  $  (541,100)  $  (288,500)  $  (626,200)
                                    ============  ============  ============  ============

Loss per share, basic and diluted   $     (0.03)  $     (0.03)  $     (0.02)  $     (0.04)
                                    ============  ============  ============  ============

Basic and diluted weighted average
    shares outstanding               17,073,330    17,073,330    17,073,330    17,073,330
                                    ============  ============  ============  ============

                                  CRESTED CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, 2002 AND MAY 31, 2002, 2001
                                  (Continued)

N.   SUBSEQUENT  EVENT

ROCKY  MOUNTAIN  GAS,  INC.

     On January 30, 2004, the Company's affiliate, RMG, acquired Wyoming coalbed methane (CBM) properties from a non-affiliated party. The purchase price of $6.8 million was paid with $5.0 million of cash, $500,000 in a 30 day secured note, $600,000 in restricted USE stock and $700,000 in restricted RMG stock. RMG financed $3.7 million of the cash component from a recently established $25 million credit facility arranged by Petrobridge Investment Management, LLC (Petrobridge), a mezzanine lender headquartered in Houston, TX. As defined by the agreement, terms under the credit facility include the following: (1) Advances under the credit facility are subject to lenders approval; (2) All revenues from oil and gas properties securing the credit facility will be paid to a lock box controlled by the lender. All disbursements for lease operating costs, revenue distributions and operating expenses will require approval by the lender before distributions are made; and (3) The Company must maintain certain financial ratios and production volume, among other things.

     The properties acquired include 247 completed wells of which 138 wells were producing at the time of the acquisition, approximately 6.0 million cubic feet of gas per day (Mmcfd) (approximately 3.2 Mmcfd net to RMG) and 40,120 undeveloped fee acres, of which RMG owns 100%. RMG will operate 89% of the wells and owns an average 58% working interest in the producing wells and a 100% working interest in all of the undeveloped acreage. The properties purchased serve as the sole collateral for the credit facility. With the acquisition, RMG's gross and net acreage holdings increase to approximately 264,300 and 128,200, respectively.

SUTTER  GOLD  MINING  CO.

     On January 5, 2004, the Company and USE through Sutter entered into a Letter of Intent to merge, via a reverse takeover, with Globemin Resources, Inc. a public company headquartered in Vancouver, Canada. Pursuant to the Letter of Intent, after the reverse takeover is closed, Sutter plans on raising equity funds and begin further exploration work on the properties and the construction of a new secondary access raise to comply with US Mine Safety Health Administration regulations and improve ventilation as well as to better define known mineralization. The exploration work will be run through the Comet mineralized zone as soon as funds are made available through equity or debt financing. The current resource production plan is to produce initially, a stockpile of mineralized material sufficient to operate a mill at 300 tons-per-day (tpd) while the mill is being built. The second stage of development will be to construct a conventional 300 tpd mill on site, which will be designed so that it can easily be expanded to accommodate the planned production of 500 tpd. Closing of the reverse takeover is subject to negotiation and approval of the share exchange agreement by the Directors and Shareholders of both companies, and approval by Canadian regulatory authorities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

ITEM  9A.     CONTROLS  AND  PROCEDURES

     The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

                                    PART III

     In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of December 31, 2003, we will file such information under cover of a Form 10-K/A.

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the captions "Proposal 1: Election of Directors," Filing of Reports Under Section 16(a)," and "Business Experience and Other Directorships of Directors and Nominees." The information regarding the remaining executive officers follows:

     The company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Daniel P. Svilar, Secretary, 877 N. 8th W., Riverton, WY 82501.

INFORMATION  CONCERNING  EXECUTIVE  OFFICERS  WHO  ARE  NOT  DIRECTORS.

     The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of Crested who is not also a director.

     ROBERT SCOTT LORIMER, age 53, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both of these companies since May 25, 1991, their Treasurer since December 15, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of Use or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

ITEM  11.     EXECUTIVE  COMPENSATION.

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the caption "Director's Fees and Other Compensation."

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the caption "Principal Holders of Voting Securities."

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the caption "Certain Relationships and Related Transactions."

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

     (1)  -  (4)     Grant  Thornton LLP billed us as follows for the year ended
December  31,  2003  and  the  seven  months  ended  December  31,  2002:

                             Year Ended             Seven Months Ended
                          December 31, 2003       Ended December 31, 2002

     Audit Fees(a)          $     27,600               $     24,100

     Audit-Related Fees(b)  $     --                   $     --

     Tax Fees(c)            $     5,500                $     2,800

     All Other Fees(d):     $     --                   $     --

(a) Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission ("SEC").

(b) For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2003, and 2002, respectively.

(c) For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended
December  31,  2003  and  2002,  respectively.

(d) For services in respect of any and all other reports as required by the SEC and other governing agencies.

     (5)(i) Our audit committee approves the terms of engagement before we engage Grant Thornton for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by the audit committee. These pre-approval policies and procedures are detailed as to the category of service and the audit committee is kept informed of each service provided. These policies and procedures, and the work performed pursuant thereto, do not include delegation any delegation to management of the audit committees responsibilities under the Securities Exchange Act of 1934.

     (5)(ii) The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees, which services were delivered pursuant to pre-approval policies and procedures established by the audit committee, in 2003 (and the seven months ended December 31, 2002) were: Audit-Related Fees 83% (90%); Tax Fees 17% (10%); and All Other Fees 0% (0%).

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, REPORTS AND FORM 8-K.

(a)     The following financial statements are filed as a part of this Report as
Item  8:

                                                                        Page No.
                                                                       ---------
(1)     Financial  Statements

        Registrant  and  Affiliate

        Report  of  Independent  Public  Accountants
        Grant  Thornton  LLP . . . . . . . . . . . . . . . . . . . . . . . . .45

        Balance  Sheets  -  December  31,  2003  and  2002
           May  31,  2002. . . . . . . . . . . . . . . . . . . . . . . . . . .46

        Statements  of  Operations
        for  the  Year  ended  December  31,  2003,  the  seven  months  ended
        December 31, 2002 and the Years Ended May 31, 2002 and 2001. . . . . .47

        Statements  of  Shareholders'
        Deficit for the Year ended December 31, 2003, the seven months ended
        December 31, 2002 and the Years Ended May 31, 2002 and 2001. . . . . .48

        Statements  of  Cash  Flows
        for the Year ended December 31, 2003, the seven months ended
        December 31, 2002 and the Years Ended May 31, 2002 and 2001. . . . . .49

        Notes  to  Financial  Statements. . . . . . . . . . . . . . . . . .50-71

(2) All other schedules have been omitted because the required information is inapplicable or is shown in the notes to financial statements.

(3)     Exhibits  Required  to  be  Filed.

     Exhibit                                                          Sequential
       No.             Title  of  Exhibit                              Page  No.
     ------            ------------------                             ----------

     3.1       Restated  Articles of Incorporation. . . . . . . . . . . . . .[1]

     3.1(a)    Articles of Amendment to the Articles
               of Incorporation of Rocky Mountain Gas, Inc.
               (to establish Series A Preferred Stock in March 2004). . . . . .*

   3.2-3.3     [intentionally  left  blank]

     3.4       By-Laws. . . . . . . . . . . . . . . . . . . . . . . . . . . .[2]

     4.1       USE  1998  Incentive  Stock  Option  Plan
               and  Form  of  Stock  Option  Agreement. . . . . . . . . . . .[6]

     4.2       Form  of  Stock  Option  Agreement  and
               Schedule,  Options  granted  1992. . . . . . . . . . . . . . .[4]

     4.3       Form  of  Stock  Option  Agreement  and
               Schedule,  Options  granted  1/96. . . . . . . . . . . . . . .[4]

     4.4       USE  Restricted  Stock  Bonus  Plan
               as  Amended  through  2/94). . . . . . . . . . . . . . . . . .[4]

     4.5       Amendment  to  USE  1998  Incentive  Stock  Option  Plan
               (To  Include  Family  Transferability  of  Options
               Under  SEC  Rule  16b)). . . . . . . . . . . . . . . . . . . .[9]

     4.6       Form  of  Stock  Option  Agreement  and
               Schedule,  Options  granted  January 10,  2001). . . . . . . .[9]

     4.7       USE  1996  Stock  Award  Program  (Plan)). . . . . . . . . . .[5]

     4.8       USE  Restated  1996  Stock  Award  Plan  and  Amendment
               to  USE  1990  Restricted  Stock Bonus  Plan). . . . . . . . .[5]

     4.9       USE  2001  Stock  Award  Plan). . . . . . . . . . . . . . . .[10]

     10.1      Promissory  Note from  Crested  to  USE  (5/31/97)). . . . . .[5]

     10.2      Management  Agreement  -  USE  -  CC). . . . . . . . . . . . .[3]

     10.3      Joint  Venture  Agreement  -  Registrant and USE). . . . . . .[2]

  10.4-10.58   [intentionally  left  blank]

     10.59     Closing  Agreement  -  Addendum  to  Agreement
               for Purchase and Sale of Assets (see Exhibit 10.60). . . . . .[9]

     10.60     Agreement  for  Purchase  and  Sale  of  Assets
               (Rocky Mountain Gas, Inc. and Quantum  Energy LLC)). . . . . .[7]

     10.61     Purchase  and  Sale  Agreement
               CCBM,  Inc.  (subsidiary  of  Carrizo  Oil  &  Gas,  Inc.)
               and  Rocky  Mountain  Gas,  Inc.) . . . . . . . . . . . . . .[10]

  10.62-10.66  [intentionally left blank]

     10.67     Contribution and Subscription Agreement (to which
               RMG, Pinnacle Gas Resources and others are parties). . . . . [22]

     10.68     Purchase and Sale Agreement, with three amendments
               (for purchase of Hi-Pro assets). . . . . . . . . . . . . . . [24]

     10.69     Credit Agreement (mezzanine credit facility with
               Petrobridge Investment Management). . . . . . . . . . . . . .[24]

     14.0      Code of Ethics. . . . . . . . . . . . . . . . . . . . . . . . .*

     21        Subsidiaries  of Registrant). . . . . . . . . . . . . . . . . [9]

     23.0      Consent of Netherland, Sewell & Associates, Inc., independent petroleum  engineers. . . . . . . . . . . . . . . . . . . . . .*

     31.1      Certification under Rule 13a-14(a) John L. Larsen . . . . . . .*

     31.2      Certification under Rule 13a-14(a) Robert Scott Lorimer . . . .*

     32.1      Certification under Rule 13a-14(b) John L. Larsen . . . . . . .*

     32.2      Certification under Rule 13a-14(b) Robert Scott Lorimer. . . . *

*  Filed herewith

By  Reference
-------------

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

[8]       [intentionally left blank]

[9] Incorporated by reference from the like-number exhibit of the Registrant's Form 10-K for the year ended May 31, 2001.

[10] Incorporated by reference from the like-number exhibit of the Registrant's Form 10-K for the year ended May 31, 2002.

[11]-[21] [intentionally left blank]

[22] Incorporated by reference from the exhibit filed with the Registrant's Form 8-K, filed July 22, 2003

[23]      [intentionally left blank]

[24] Incorporated by reference from the exhibit filed with the Registrant's Form 8-K, filed February 17, 2004.

(b)       Reports  filed  on  Form  8-K.

          During the fourth quarter ended December 31, 2003, the Registrant filed one report on Form 8-K dated December 24, 2003.

(c)       Required exhibits follow the signature page and are listed above under
          Item  15  (a)(3).

(d) Required financial statement of significant 50% or less owned investee will be filed by an amendment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CRESTED  CORP.
(Registrant)


Date:     March  26,  2004                 By:        /s/  John  L.  Larsen
                                                     ---------------------------
                                                     JOHN  L.  LARSEN,
                                                     Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:     March  26,  2004                 By:       /s/  John  L.  Larsen
                                                    ---------------------------
                                                    JOHN L. LARSEN, Director


Date:     March  26,  2004                 By:       /s/  Daniel  P.  Svilar
                                                    ---------------------------
                                                    DANIEL P. SVILAR, Director


Date:     March  26,  2004                 By:       /s/  Michael  D.  Zwickl
                                                    ---------------------------
                                                    MICHAEL D. ZWICKL, Director


Date:     March  26,  2004                 By:       /s/  Robert Scott Lorimer
                                                    ---------------------------
                                                    ROBERT SCOTT LORIMER,
                                                    Principal Financial Officer
                                                    and Chief Accounting Officer