Form 10-Q
period 2004-03-31
CRESTED CORP
filed 2004-05-17
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2004 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     ____________

Commission  file  number  0-8773
                                  CRESTED CORP.
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)

              Colorado                                       84-0608126
-------------------------------------------        -----------------------------
(State  or  other  jurisdiction  of                     (I.R.S.  Employer
incorporation  or  organization)                       Identification  No.)

   877 North 8th West, Riverton, WY                             82501
-------------------------------------------        -----------------------------
(Address of  principal  executive  offices)               (Zip  Code)

Company's telephone number, including area code:          (307)  856-9271
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

                                 YES     NO
                                    ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at May 17, 2004
-------------------------------------------        -----------------------------
Common  stock,  $0.001  par  value                       17,133,098  Shares

                                  CRESTED CORP.

                                      INDEX

                                                                       Page  No.
PART  I.  FINANCIAL  INFORMATION

ITEM  1.  Financial  Statements.

          Condensed  Balance  Sheets  (Unaudited)
            March  31,  2004  and  December  31,  2003 . . . . . . . . . . . . 3

          Condensed  Statements  of  Operations  (Unaudited)
            Three  Months  Ended  March  31,  2004  and  2003. . . . . . . . . 4

          Condensed  Statements  of  Cash  Flows  (Unaudited)
            Three  Months  Ended  March  31,  2004  and  2003. . . . . . . . . 5

          Notes  to  Condensed  Financial  Statements  (Unaudited) . . . . . 6-7

ITEM  2.  Management's  Discussion  and  Analysis  of
            Financial  Condition  and  Results  of  Operations . . . . . .  8-10

ITEM  4.  Controls  and  Procedures. . . . . . . . . . . . . . . . . . . . .  10

PART  II. OTHER  INFORMATION

ITEM  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  11

ITEM  6.  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . .  11

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

          Certifications . . . . . . . . . . . . . . . . . . . . . . . . . 13-16

                          PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                  CRESTED CORP.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS


                                                             March 31,     December 31,
                                                               2004            2003
                                                           -------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents                                $      3,300   $       3,300

INVESTMENTS IN AFFILIATES                                     4,815,000       4,373,800

PROPERTIES AND EQUIPMENT                                        896,800         896,800
  Less accumulated depreciation,
  depletion and amortization                                   (886,800)       (886,800)
                                                           -------------  --------------
                                                                 10,000          10,000
                                                           -------------  --------------
Total assets                                               $  4,828,300   $   4,387,100
                                                           =============  ==============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current debt to affiliate                                $ 10,359,400   $   9,408,300
  Asset retirement obligation                                    50,000              --
                                                           -------------  --------------
                                                             10,409,400       9,408,300

COMMITMENT TO FUND EQUITY INVESTEES                             215,600         215,600

ASSET RETIREMENT OBLIGATION                                   1,020,800       1,053,300

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
  15,000 shares issued, forfeitable until earned                 10,100          10,100

SHAREHOLDERS' DEFICIT
  Preferred stock, $.001 par value;
     100,000 shares authorized none issued or outstanding            --              --
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 17,118,098
    shares issued and outstanding                                17,200          17,200
  Additional paid-in capital                                 11,804,800      11,804,800
  Accumulated deficit                                       (18,649,600)    (18,122,200)
                                                           -------------  --------------
                                                             (6,827,600)     (6,300,200)
                                                           -------------  --------------
Total liabilities and shareholders' deficit                $  4,828,300   $   4,387,100
                                                           =============  ==============


            See accompanying notes to condensed financial statements.

                                  CRESTED CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                              --------------------------
                                                  2004          2003
                                              ------------  ------------
REVENUES:                                     $        --   $        --

 COSTS AND EXPENSES:
   Accreation of asset retirement obligation       17,500        22,700
   General and administrative                      40,000        36,500
                                              ------------  ------------
                                                   57,500        59,200
                                              ------------  ------------

 LOSS BEFORE EQUITY LOSS, PROVISION
   FOR INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                    (57,500)      (59,200)

 EQUITY IN LOSS OF AFFILIATES                    (469,900)     (373,500)
                                              ------------  ------------

 LOSS BEFORE PROVISION FOR INCOME
  TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                    (527,400)     (432,700)

 PROVISION FOR INCOME TAXES                            --            --
                                              ------------  ------------

 LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNING CHANGE                            (527,400)     (432,700)

 CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                   --      (293,800)
                                              ------------  ------------

 NET LOSS                                     $  (527,400)  $  (726,500)
                                              ============  ============

 PER SHARE DATA
 NET LOSS PER SHARE, BASIC AND DILUTED
   FROM CONTINUED OPERATIONS                  $     (0.03)  $     (0.02)
   FROM EFFECT OF ACCOUNTING CHANGE                    --         (0.02)
   BASIC AND DILUTED                          $     (0.03)  $     (0.04)
                                              ============  ============

 BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                          17,118,098    17,115,137
                                              ============  ============


            See accompanying notes to condensed financial statements.

                                  CRESTED CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   Three months ended
                                                        March 31,
                                                 ----------------------

                                                    2004        2003
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(527,400)  $(726,500)
  Adjustments to reconcile net loss to net cash
    used in by operating activities:
      Equity in loss of affiliates                 469,900     373,500
      Accretion of asset retirement obligation      17,500      22,700
      Non cash cummulative effect
        of accounting change                            --     293,800
      Noncash compensation                              --       9,600
                                                 ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES              (40,000)    (26,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates                        (911,100)   (170,700)

CASH FLOWS FROM FINANCING ACTIVITES:
  Net activity on debt to affiliate                951,100     197,600
                                                 ----------  ----------

NET INCREASE IN
  CASH AND CASH EQUIVALENTS                             --          --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                3,300       3,300
                                                 ----------  ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $   3,300   $   3,300
                                                 ==========  ==========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                  $      --   $      --
                                                 ==========  ==========

  Income tax paid                                $      --   $      --
                                                 ==========  ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of stock to outside directors         $      --   $   9,600
                                                 ==========  ==========


            See accompanying notes to condensed financial statements.

                                  CRESTED CORP.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     1) The Condensed Balance Sheet as of March 31, 2004 and the Condensed Statements of Operations and Cash Flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company without audit. The Condensed Balance Sheet at December 31, 2003, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principle in 2003) necessary to fairly present the financial position of the Company as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2003 Form 10-K. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     3) Debt at March 31, 2004 and December 31, 2003, consists of debt payable to the Company's parent U.S. Energy Corp. ("USE") of $10,359,400 and $9,408,300, respectively

     4) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic and diluted earnings per common share is based on the weighted average number of common shares outstanding during the period. The Company has no outstanding stock options or warrants.

     5) The Company has mine properties that are in a shut down mode in central Wyoming for which it is responsible for one half of the reclamation expense. The Company records the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred with a corresponding increase in the properties. The reclamation liabilities are reviewed each quarter to determine whether estimates of timing or cash flows have changed as well the accretion of the total liability on a quarterly basis for the passage of time.

     The Company will also deduct from the accrued liability any actual funds expended for reclamation during the quarter in which it is expended. As a result of the Company taking impairment allowances in prior periods on its shut down mining properties, it has no remaining net book value for the properties and has no economic benefits to be received in future periods. All changes in estimates will therefore be charged to operations in the quarter in which they are recorded.

     6) The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

     The following is a reconciliation of the total liability for asset retirement obligations (unaudited)

     Balance  December  31,  2003             $1,053,300
     Addition  to  Liability                         --
     Liability  Settled                              --
     Accretion  Expense  -  8% discount rate      17,500
                                              ----------
     Balance  March  31,  2004                $1,070,800
                                              ==========

     These reclamation activities are scheduled to be completed over the next several years. The Company cannot predict the exact amount of such future asset retirement obligations. Estimated future reclamation costs are based upon the Company's best engineering estimates considering legal and regulatory requirements.

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

     7) On January 30, 2004, Rocky Mountain Gas, Inc., an equity investee of the Company, closed on the acquisition of the assets of Hi-Pro, Production LLC for $6,800,000. The transaction was structured as an asset purchase.

     8) On July 30, 2003, U.S. Energy Corp. ("USE") and Crested Corp. ("Crested") received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of USE and Crested in the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, USE and Crested filed a Notice of Cross-Appeal to the 10th Circuit. As of April 30, 2004 all briefs from both parties had been filed with the 10th Circuit Court of Appeals. It is not known when or if the 10th Circuit Court of Appeals will hear oral arguments or when it will make its rulings. In the event the Company and USE prevail, one half the award belongs to the Company. A significant portion of the award may be used to retire indebtedness to USE.

                                  CRESTED CORP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF  OPERATIONS.
--------------

     The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2004 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003.

FORWARD  LOOKING  STATEMENTS
----------------------------

     This Report on Form 10Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report, are forward-looking statements. In addition, when ever words like "expect", "anticipate: or "believe" are used, we are making forward looking statements. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

OVERVIEW  OF  BUSINESS
----------------------

     The Company has interests in a uranium mine and mill in Southern Utah; uranium mines in central Wyoming; a gold property in California; coalbed methane properties in southwestern Wyoming and the Powder River Basin of Wyoming and Montana and various real estate properties. The mine properties are all in a shut down mode. All these businesses are operated in conjunction with the Company's parent, U.S. Energy Corp. ("USE") through a joint venture between the two companies, the USECB Joint Venture ("USECB"). The Company accounts for USECB using the equity method of accounting.

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

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     During the three months ended March 31, 2004, the Company incurred $951,100 in additional debt to its parent, USE. This debt was incurred as a result of USE advancing funds on behalf of the Company to fund its portion of cash obligations in the various business ventures in which the two companies jointly participate.

     The Company continues to have low cash reserves and is unable to pay its ongoing administrative costs as well as fund its cash commitments to various businesses that it and USE operate jointly. The Company must negotiate favorable terms on the debt due to USE to continue to operate.

     The Company anticipates that the ultimate resolution of the litigation with Nukem, Inc. will improve its liquidity (see "Capital Resources" below). The Company also will participate equally in any benefits or liabilities, which may come from the outcome of litigation that the Company and USE have pending with Phelps Dodge Corporation.

     Operations during the three months ended March 31, 2004 and 2003, consumed $40,000 and $26,900, respectively. The uses of cash in operations was the Company's portion of audit fees, professional services in connection with the on-going litigation and other administrative expenditures. Financing activities during the three months ended March 31, 2004 and 2003, generated $951,100 and $197,600, respectively, as the Company borrowed money from USE to fund its cash commitments. Cash consumed in investing activities of $911,100 at March 31, 2004 and $170,700 at March 31, 2003 was as a result of the Company using the cash borrowed from USE to fund its portion of operating costs in investments jointly owned with USE.

CAPITAL  RESOURCES
------------------

     The Company and USE have a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At March 31, 2004, the total amount of the line of credit was available to the Company and USE and has been renewed to June 2004. The line of credit is used for short term working capital needs associated with operations.

     The Company's cash resources at March 31, 2004 will not be sufficient to sustain operations during the balance of 2004. The Company will continue to rely upon funding from USE to meet its operating, administration and capital requirements. It is not anticipated that during 2004 operations will generate significant capital resources.

     On August 1, 2003, the Company and USE received a judgment from the United States District of Colorado in the amount of $20,044,184 against Nukem, Inc. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. Nukem filed a motion to alter and amend portions of the Order and Judgment and a motion to remand the case to the Arbitration Panel. USE and Crested also filed a motion to alter and amend certain portions of the Order and Judgment. The motions were overruled. In the event that the Company and USE prevail, one half of the award belongs to the Company.

     To generate capital resources the Company and USE may continue to sell surplus equipment or an interest in their various mineral properties, which are jointly owned with USE.

CAPITAL  REQUIREMENTS
---------------------

     The Company and USE jointly fund the holding costs of the Sheep Mountain uranium mines; the Plateau uranium mine and mill; costs associated with their joint real estate and the development of the Rocky Mountain Gas, Inc. ("RMG") natural gas properties.

     The Company and USE, through RMG, have obligations to make delay rental payments on RMG's portion of natural gas leases. RMG has entered into various agreements with industry partners where a portion or all of its drilling commitments on the natural gas properties are carried. The Company and USE through RMG continue to seek additional funding sources to expand their natural gas business.

     The Company owes USE $10,359,400 as a result of USE funding operating and capital expansion expenses. The Company does not have the resources to repay this debt and must continue to negotiate terms with USE or find some other means of retiring the debt. To date, USE has not called the debt and has agreed not to call the debt. Should the Company and USE prevail in the Nukem litigation, a significant portion of the Company's portion of the award may be used to retire a portion or all of this indebtedness.

     It is anticipated that approximately $50,000 will be expended for the reclamation of any of the Company's interests in uranium properties in Wyoming during 2004. The Company will borrow its portion of these reclamation funds from USE. The Company and USE are required to provide the necessary capital to perform the reclamation work on these properties. The estimated reclamation costs on these Wyoming uranium properties are covered by a reclamation bond, which is secured by a pledge of certain of the Company and USE's real estate assets. The reclamation bond amount is reviewed annually for sufficiency by State of Wyoming regulatory agencies.

RESULTS  OF  OPERATIONS
-----------------------

     The Company had no revenues during the three months ended March 31, 2004 and 2003.

     Costs and expenses for the three months ended March 31, 2004 decreased to $57,500 compared to costs of $59,200 recognized during the three months ended March 31, 2003. The Company recorded equity losses from USECC and RMG of $469,900 and $373,500 during the three months ended March 31, 2004 and 2003, respectively. The primary reason for the increase in the equity losses from USECC and RMG are the costs associated with the purchase of Hi-Proof RMG Pinnacle Gas Resources, Inc., a minority owned affiliate. The Company recorded $293,800 as the cumulative effect of accounting changes as a result of the adoption of SFAS 143 during the three months ended March 31, 2003.

     The Company recorded a net loss of $527,400 during the three months ended March 31, 2004, as compared to a net loss of $726,500 for the three months ended March 31, 2003.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

     Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission ("SEC") Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

     On July 30, 2003, U.S. Energy Corp. ("USE") and Crested Corp. ("Crested") received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of USE and Crested in the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, USE and Crested filed a Notice of Cross-Appeal to the 10th Circuit. As of April 30, 2004 all briefs from both parties had been filed with the 10th Circuit Court of Appeals. It is not known when or if the 10th Circuit Court of Appeals will hear oral arguments or when it will make its rulings.

     No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 1 of its Form 10-K for the year ended December 31, 2003.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS       NONE
          -----------------------------------------------

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                    Not  applicable
          ----------------------------------

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   Not  applicable
          ---------------------------------------------------

ITEM  5.  OTHER  INFORMATION                                    Not  applicable
          ------------------

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)     Exhibits.

          31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
          31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
          32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K. The Company filed two reports on Form 8-K for the quarter ended March 31, 2004. The events reported were as follows:

             1. The report filed on February 17, 2004, under Items 2 and 7, Referenced the Company's subsidiary, Rocky Mountain Gas, Inc. (RMG) purchasing coalbed methane properties in the Power River Basin of Wyoming.

             2. The 8/KA report filed on March 5, 2004, under Items 2 and 7, Referenced the Company's subsidiary, Rocky Mountain Gas, Inc. (RMG) purchasing coalbed methane properties in the Power River Basin of Wyoming.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        CRESTED  CORP.
                                        (Company)



Date:  May  17,  2004                   By:     /s/John  L.  Larsen
                                           -------------------------------------
                                           JOHN  L.  LARSEN,
                                           CHAIRMAN  and  CEO




Date:  May  17,  2004                   By:     /s/Robert  Scott  Lorimer
                                           -------------------------------------
                                           ROBERT  SCOTT  LORIMER
                                           Principal  Financial  Officer  and
                                           Chief  Accounting  Officer