Form 10-K/A
period 2003-12-31
CRESTED CORP
filed 2004-07-01
CIK 25657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FORM 10-K/A
                                Amendment No. 1


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To  Board  of  Directors  U.S.  Energy  Corp.  and  Crested  Corp.:

We have audited the accompanying balance sheets of USECB Joint Venture (a Wyoming Joint Venture) as of December 31, 2003 and 2002 and May 31, 2002, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 2003, the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of USECB Joint Venture as of December 31, 2003 and 2002 and May 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2003, the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note A to the financial statements, the Partnership has experienced significant losses from operations during three of the periods presented. These factors raise substantial doubt about the ability of the partnership to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT  THORNTON  LLP

Oklahoma  City,  Oklahoma
June  20,  2004

                              USECB JOINT VENTURE
                                 BALANCE SHEETS
                                     ASSETS


                                          DECEMBER 31,    DECEMBER 31,     MAY 31,
                                              2003            2002           2002
                                         --------------  --------------  ------------
  CURRENT ASSETS:
    Cash                                 $     176,200   $     525,000   $   536,800
    Accounts receivable,
      net of allowance of $27,800                9,900              --        37,500
    Inventory                                   21,800           9,700        23,900
    Current portion of notes receivable         56,100         148,600       229,000
    Prepaid insurance                           98,500         137,400        57,500
                                         --------------  --------------  ------------
     TOTAL CURRENT ASSETS                      362,500         820,700       884,700

  PROPERTIES AND EQUIPMENT
    Land and improvements                      561,200         561,200       743,900
    Buildings and improvements               4,498,200       4,498,300     4,706,200
    Equipment                                3,403,000       3,371,100     3,227,000
    Other                                       35,900          35,900        35,900
                                         --------------  --------------  ------------
                                             8,498,300       8,466,500     8,713,000
    Less accumulated depreciation           (3,796,200)     (3,513,200)   (3,524,800)
                                         --------------  --------------  ------------
                                             4,702,100       4,953,300     5,188,200

  OTHER ASSETS
    Restricted cash                            247,500         145,300       154,700
    Notes receivable
      Trade                                      8,500          17,300        36,800
      Related parties                        5,756,100       7,786,200     7,497,900
    Deposits and other                         355,400         351,100       348,300
                                         --------------  --------------  ------------
                                             6,367,500       8,299,900     8,037,700
                                         --------------  --------------  ------------
                                         $  11,432,100   $  14,073,900   $14,110,600
                                         ==============  ==============  ============

                              USECB JOINT VENTURE
                                 BALANCE SHEETS
                            LIABILITIES AND CAPITAL


                                           DECEMBER 31,   DECEMBER 31,     MAY 31,
                                               2003           2002          2002
                                           -------------  -------------  -----------
  CURRENT LIABILITIES:
    Accounts payable                       $     436,700  $     317,200  $   327,100
    Accrued expenses                              97,600         96,600       11,900
    Current portion of long-term debt            136,800        202,100      295,400
    Other current liabilities                      5,000          5,000        5,000
                                           -------------  -------------  -----------
  TOTAL CURRENT LIABILITIES                      676,100        620,900      639,400

  HEALTH INSURANCE OBLIGATIONS                   247,500        176,700      149,100

  LONG TERM DEBT, net of current portion       1,271,100      1,637,300    1,516,100

  COMMITMENTS AND CONTINGENCIES (Note F)

  CAPITAL
    U. S. Energy                               4,618,700      5,819,500    5,903,000
    Crested Corp                               4,618,700      5,819,500    5,903,000
                                           -------------  -------------  -----------
                                               9,237,400     11,639,000   11,806,000
                                           -------------  -------------  -----------
                                           $  11,432,100  $  14,073,900  $14,110,600
                                           =============  =============  ===========

                              USECB JOINT VENTURE
                            STATEMENTS OF OPERATIONS

                                              SEVEN MONTHS
                                   YEAR ENDED    ENDED
                                  DECEMBER 31, DECEMBER 31,      YEAR ENDED MAY 31,

                                     2003          2002          2002          2001
                                 ------------  ------------  ------------  ------------
  OPERATING REVENUES:
    Commercial operations        $   103,700   $    94,000   $   231,100   $    98,600
    Sale of uranium                       --            --            --       334,300
    Management fees                  427,100       197,500       378,900       533,600
                                 ------------  ------------  ------------  ------------
                                     530,800       291,500       610,000       966,500

  OPERATING COSTS AND EXPENSES:
     Commercial operations           237,900       146,500       230,600       294,200
     Mine holding costs            1,500,500       596,600     1,465,300     2,495,300
     General and Administrative    2,448,500     1,412,900     2,662,800     2,801,800
                                 ------------  ------------  ------------  ------------
                                   4,186,900     2,156,000     4,358,700     5,591,300
                                 ------------  ------------  ------------  ------------

  OPERATING LOSS                  (3,656,100)   (1,864,500)   (3,748,700)   (4,624,800)

  OTHER INCOME & EXPENSES
    Sale of Assets                     1,200       160,700       693,400       512,200
    Interest Income                   42,500        25,500        42,500        59,000
    Other                                 --        27,800        13,400        89,300
    Litigation settlement                 --            --            --     7,132,800
    Interest Expense                (194,600)      (83,100)     (197,300)     (219,300)
                                 ------------  ------------  ------------  ------------
                                    (150,900)      130,900       552,000     7,574,000
                                 ------------  ------------  ------------  ------------

  (LOSS) INCOME FROM
    CONTINUING OPERATIONS         (3,807,000)   (1,733,600)   (3,196,700)    2,949,200

  DISCONTINUED OPERATIONS                 --            --       (81,300)     (237,700)
                                 ------------  ------------  ------------  ------------

  NET (LOSS) INCOME              $(3,807,000)  $(1,733,600)  $(3,278,000)  $ 2,711,500
                                 ============  ============  ============  ============

                               USECB JOINT VENTURE
                            STATEMENTS OF CASH FLOWS


                                                                           SEVEN MONTH
                                                       YEAR ENDED          PERIOD ENDED        FISCAL YEAR ENDED
                                                     DECEMBER 31,          DECEMBER 31,        YEAR ENDED MAY 31,
                                                     ------------          ------------    --------------------------

                                                          2003               2002              2002          2001
                                                     --------------  --------------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                  $  (3,807,000)  $        (1,733,600)  $(3,278,000)  $ 2,711,500
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Depreciation, depletion and amortization             303,000               172,300       357,800       630,300
      Gain on sale of assets                                (1,200)             (160,700)     (693,400)     (512,200)
      Write off of properties                                   --                21,500            --            --
      Change in other assets                                (4,300)               (2,800)      (17,700)       (2,300)
      Change in health insurance obligations                70,800                27,600        35,700       (97,000)
      Net changes in components of working capital
        Accounts receivable                                 (9,900)               37,500     1,248,600      (262,000)
        Inventory                                          (12,100)               14,200         4,700         5,100
        Current portion of notes receivable                 92,500                80,400            --            --
        Prepaid insurance                                   38,900               (79,900)       (7,200)      (33,900)
        Accounts payable                                   119,500                (9,900)     (485,800)      (17,700)
        Deferred income                                         --                    --            --    (4,000,000)
        Accrued expenses                                     1,000                84,700       (12,700)      (60,500)
                                                     --------------  --------------------  ------------  ------------
NET CASH USED IN
  OPERATING ACTIVITIES                                  (3,208,800)           (1,548,700)   (2,848,000)   (1,638,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment              32,800               557,200     1,073,700     1,948,600
  Purchase of property and equipment                       (83,400)             (355,400)     (176,700)   (1,645,400)
  Net activity on restricted cash                         (102,200)                9,400       (77,100)      142,100
  Net activity on notes receivable affiliates            2,030,100              (288,300)      128,600    (2,013,300)
  Proceeds advanced on notes receivable                         --                    --      (260,500)      (16,300)
  Payments from notes receivable                             8,800                19,500        37,000       147,500
                                                     --------------  --------------------  ------------  ------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                   1,886,100               (57,600)      725,000    (1,436,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners                            1,405,400             1,566,600     3,313,600     1,572,800
  Proceeds from third party debt                           150,500               392,800       379,100     2,138,800
  Repayments of debt                                      (582,000)             (364,900)   (1,087,700)     (581,300)
                                                     --------------  --------------------  ------------  ------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                     973,900             1,594,500     2,605,000     3,130,300
                                                     --------------  --------------------  ------------  ------------




                              USECB JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                           SEVEN MONTH
                                                       YEAR ENDED          PERIOD ENDED        FISCAL YEAR ENDED
                                                     DECEMBER 31,          DECEMBER 31,        YEAR ENDED MAY 31,
                                                     ------------          ------------    --------------------------

                                                          2003               2002              2002          2001
                                                     --------------  --------------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                              $    (348,800)  $           (11,800)  $   482,000   $    54,800

CASH AND CASH EQUIVALENTS
  AT THE BEGINNING OF THE PERIOD                           525,000               536,800        54,800            --
                                                     --------------  --------------------  ------------  ------------

CASH AND CASH EQUIVALENTS
  AT THE END OF THE PERIOD                           $     176,200   $           525,000   $   536,800   $    54,800
                                                     ==============  ====================  ============  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                      $     194,600   $            83,100   $   197,300   $   219,300
                                                     ==============  ====================  ============  ============

                               USECB JOINT VENTURE
                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      FROM MAY 31, 2000 TO DECEMBER 31, 2003

                             U.S. Energy    Crested Corp.      Total
                            -------------  ---------------  ------------
 Balance May 31, 2000       $  3,743,050   $    3,743,050   $ 7,486,100

 Capital contributions           786,400          786,400     1,572,800

 Net income                    1,355,750        1,355,750     2,711,500
                            -------------  ---------------  ------------
 Balance May 31, 2001          5,885,200        5,885,200    11,770,400

 Capital contributions         1,656,800        1,656,800     3,313,600

 Net loss                     (1,639,000)      (1,639,000)   (3,278,000)
                            -------------  ---------------  ------------
 Balance May 31, 2002          5,903,000        5,903,000    11,806,000

 Capital contributions           783,300          783,300     1,566,600

 Net loss                       (866,800)        (866,800)   (1,733,600)
                            -------------  ---------------  ------------
 Balance December 31, 2002     5,819,500        5,819,500    11,639,000

 Capital contributions           702,700          702,700     1,405,400

 Net loss                     (1,903,500)      (1,903,500)   (3,807,000)
                            -------------  ---------------  ------------
 Balance December 31, 2003  $  4,618,700   $    4,618,700   $ 9,237,400
                            =============  ===============  ============

                              USECB JOINT VENTURE

                          NOTES TO FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001

A.     BUSINESS  ORGANIZATION  AND  OPERATIONS:

     USECB Joint Venture was formed in the State of Wyoming on August 1, 1981. USECB (the "Partnership" or "USECB") is equally owned by U. S. Energy Corp. ("USE") and its subsidiary Crested Corp. ("Crested"). As such it manages the acquisition, exploration, holding, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and methane gas. Principal mineral interests held by USE and Crested are in coalbed methane, uranium, gold and molybdenum. The uranium and gold properties are currently all in a shut down status. USE and Crested also hold various real and personal properties used in commercial activities.

     The Partnership has generated significant net losses prior to and including the year ended December 31, 2003. The Partnership also has a working capital deficit of $313,600 at December 31, 2003. The Partnership experienced negative cash flows from operations of $3,208,800, $1,545,700, $2,848,000 and $1,638,700
for the year ended December 31, 2003, the seven months ended December 31, 2002 and the fiscal year ended May 31, 2002 and 2001, respectively. At December 31, 2003, the Partnership does not have sufficient cash or cash flows from operations to meet its obligations. All of these factors raise substantial doubt about the Partnership's ability to continue as a going concern during the upcoming year.

     The Partnership has historically relied on, and continues to rely on, contributions from USE and Crested to fund its current operating requirements. It is uncertain whether this funding will continue. The Partnership has certain assets that are unencumbered that could be sold to generate cash. However, there can be no assurances that any funds generated from the sale of assets will be sufficient to meet the Partnership's obligations.

     The year end for USECB was changed to December 31 effective December 31, 2002.

B.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

CASH  EQUIVALENTS

     The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Partnership maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits. At December 31, 2003, the Partnership had its cash and cash equivalents with one financial institution. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

RESTRICTED  CASH

     Under its health insurance plan for employees, the partnership deposits cash in a restricted account to fund the payment of potential insurance claim obligations.

ACCOUNTS  RECEIVABLE

     The majority of the Partnership's accounts receivable are due from affiliates of USE and Crested. The Partnership determines any required allowance by considering a number of factors including length of time accounts receivable are past due and the Partnership's previous loss history. The Partnership writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

INVENTORIES

     Inventories consist of aviation fuel and gold and silver bullion. Inventories are stated at lower of cost or market using the average cost method.

PROPERTIES  AND  EQUIPMENT

     Land, buildings, improvements, machinery and equipment are carried at cost. Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years. Following is a breakdown of the lives over which assets are depreciated.

               Office Equipment                     3 to 5 years
               Field Tools and Hand Equipment       5 to 7 years
               Vehicles and Trucks                  3 to 7 years
               Heavy Equipment                      7 to 10 years
               Service Buildings                    20 years
               Corporate Headquarters' Building     45 years

LONG-LIVED  ASSETS

     The Partnership evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Partnership's financial position and results of operations.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying amount of cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The recorded amounts for short-term and long-term debt, approximate fair market value due to the variable nature of the interest rates on the short term debt, and the fact that interest rates remain generally unchanged from issuance of the long term debt.

REVENUE  RECOGNITION

     Revenues from real estate operations are from the rental of office space in office buildings in Riverton, Wyoming. Airport operations consist of the sale of aviation fuel, repair and maintenance of aircraft and rental of hanger space. All these revenues are reported on a gross revenue basis and are recorded at the time the service is provided.

     Revenues from mineral sales consist of the sale of uranium to a delivery contract and the sale of that contract to a third party supplier. The sale of uranium is reported on a net basis. The Partnership purchased all uranium delivered under supply contracts from the open market as all of USE and Crested's uranium operations are shut down.

     Management fees are recorded as a percentage of actual costs for services provided for affiliated entities for which the Partnership provides management services. The Partnership is also paid a management fee for overseeing oil production on the Fort Peck Reservation in Montana. Management fees are recorded when the service is provided.

INCOME  TAXES

     No provision for income taxes is recorded in the financial statements of the Partnership due to the fact that it is a joint venture and, therefore, not subject to income tax. The tax effects of the Partnership's operations accrue to the members.

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

RECLASSIFICATIONS

     Certain reclassifications have been made in the prior periods financial statements in order to conform with the presentation for the 2003 year.


RECENT  ACCOUNTING  PRONOUNCEMENTS

     The Partnership has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Partnership.

C.     RELATED  PARTY  TRANSACTIONS:

     The Partnership provides management and administrative services for affiliates under the terms of various management agreements. The Partnership operates the Glen L. Larsen office complex; holds interests in various mineral operations; conducts oil and gas operations; and transacts all operating and payroll expenses for USE and Crested and their subsidiaries.

D.     DEBT:

LINES  OF  CREDIT
-----------------

     The Partnership has a $750,000 line of credit from a commercial bank. The line of credit has a variable interest rate (5.0% as of December 31, 2003). The weighted average interest rate for the year ended December 31, 2003 was 5.12%. As of December 31, 2003, none of the line of credit had been borrowed. The line of credit is collateralized by certain real property and a share of the net proceeds of fees from production from certain oil wells and matured on June 1, 2004. Effective June 29, 2004, the line of credit had been extended through December 31, 2004.

-------------------------

     The components of long-term debt as of December 31, 2003, 2002 and May 31, 2002 are as follows:


                                                   December  31,        May  31,
                                             ------------------------  -----------

                                                2003         2002         2002
                                             -----------  -----------  -----------
Installment notes to financial institutions
  collateralized by equipment; interest
  at 5.0% to 9.0%, matures in 2004-2009      $1,407,900   $1,839,400   $1,611,600
Less current portion                           (136,800)    (202,100)    (295,400)
                                             -----------  -----------  -----------
                                             $1,271,100   $1,637,300   $1,316,200
                                             ===========  ===========  ===========

     Principal requirements on long-term debt are $136,800, $104,200; $107,200; $1,046,300; $11,700 and $1,700 for the years ended December 31, 2004 through 2008, and thereafter, respectively.

E.  COMMITMENTS,  CONTINGENCIES  AND  OTHER:

SHEEP  MOUNTAIN  PARTNERS  ARBITRATION/LITIGATION

     During fiscal 1989, USE and Crested, through the Partnership, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to a subsidiary of Nukem Inc., CRIC. USE, Crested and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium.

     In 1991, disputes arose between USE and Crested and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECB filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded. In February 1994, all of the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

     After 73 hearing days, the Panel entered an Order and Award on April 18, 1996 and clarified the Order on July 3, 1996, finding generally in favor of USE and Crested on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS Republics. The Panel also awarded SMP damages of $31,355,070 against Nukem. USECB filed a petition for confirmation of the Order and on June 27, 1997, the U.S. District Court confirmed the Panel's Orders in its Second Amended Judgment.

     Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("CCA"). On October 22, 1998, the 10th CCA issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem. The 10th CCA held that the Panel's Awards "clearly retains both a constructive trust and a damage award," and the
                                                 ---
Arbitration Awards and the Second Amended Judgment were "clear and unambiguous."

     On February 8, 1999, the U.S. District Court ordered Nukem to pay USECB the balance of the damage award. Nukem did so, but then moved for a satisfaction of judgment without accounting for the monies earned in the Constructive Trust. The District Court denied Nukem's motion and Nukem filed its second appeal to the 10th CCA. On October 16, 2000, the 10th CCA again affirmed the order of the District Court. The 10th CCA held that Nukem had not "provided an accounting of the partnership assets," finding that "the district court order presented for our review does not decide which CIS contracts are covered by the constructive trust."

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

     On August 15, 2003, Nukem filed a "Motion to Remand to the Arbitration Panel or in the Alternative, to Alter, Amend and/or Correct the Court's August 1, 2003 Judgment and July 30, 2003 Order," and a "Motion to Correct Certain Findings or Statements in the Court's Order of July 30, 2003." On the same day, USECC filed a motion under Fed.R.Civ.P. 52(b) and 59(e) to alter or amend the July 30, 2003 Order and the August 1, 2003 Judgment. The District Court denied the parties' motions on September 10 and 11, 2003, respectively. Nukem's appeal and USECC's cross-appeal followed. All required briefs have been filed by both parties for consideration by the Tenth Circuit Court of Appeals. Management believes that the ultimate outcome of this matter will not have an adverse affect on the Partnership's financial condition or results of operations.

F.     DISCONTINUED  OPERATIONS.

     During the third quarter of the fiscal year ended May 31, 2002, USECB made the decision to discontinue its drilling/construction segment. The assets associated with this business segment were sold and or converted for use elsewhere by USECB. The financial statements for the fiscal year ended May 31, 2001 have been revised to present the effect of discontinued operations.

G.     TRANSITION  PERIOD  COMPARATIVE  DATA



                                             Seven  Months  Ended
                                                December  31,
                                          --------------------------

                                              2002          2001
                                          ------------  ------------
                                                        (Unaudited)

Revenues                                  $   291,500   $   258,300

    Cost and Expenses                       2,156,000     2,782,800
                                          ------------  ------------
    Operating Loss                         (1,864,500)   (2,524,500)

    Other Income and Expenses                 130,900       411,100
                                          ------------  ------------
  Loss before Discontinued Operations      (1,733,600)   (2,113,400)

    Discontinued Operations, net of tax            --       (99,600)
                                          ------------  ------------

  Net Loss                                $(1,733,600)  $(2,213,000)
                                          ============  ============

H.     SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)



                                                            Three  Months  Ended
                                ----------------------------------------------------------------------------

                                    December 31,       September 30,        June 30,           March 31,
                                       2003                2003               2003               2003
                                --------------------  ----------------  -----------------  -----------------

Operating Revenues              $           107,400   $       124,600   $        163,500   $        135,300
                                ====================  ================  =================  =================

Operating (loss)                $        (1,436,200)  $    (1,244,000)  $       (250,900)  $       (725,000)
                                ====================  ================  =================  =================

(Loss) income from operations   $        (1,502,600)  $    (1,276,200)  $       (290,400)  $       (737,800)

Discontinued operations         $                --   $            --   $             --   $             --
                                --------------------  ----------------  -----------------  -----------------

Net loss                        $        (1,502,600)  $    (1,276,200)  $       (290,400)  $       (737,800)
                                ====================  ================  =================  =================


                                                       Month Ended                Three Months Ended
                                                   --------------------  -----------------------------------
                                                       December 31,        November 30,        August 31,
                                                           2002                2002               2002
                                                   --------------------  ----------------  -----------------

Operating Revenues                                 $            65,900   $       115,900   $        109,700
                                                   ====================  ================  =================

Operating (loss)                                   $          (356,000)  $      (848,900)  $       (659,600)
                                                   ====================  ================  =================

(Loss) income from operations                      $          (392,800)  $      (671,700)  $       (669,100)

Discontinued operations                            $                --   $            --   $             --
                                                   --------------------  ----------------  -----------------

Net (loss)                                         $          (392,800)  $      (671,700)  $       (669,100)
                                                   ====================  ================  =================


                                                               Three Months Ended
                                ----------------------------------------------------------------------------
                                       May 31,           February 28,      November 30,       August 31,
                                        2002                2002              2001               2001
                                --------------------  ----------------  -----------------  -----------------

Operating Revenues              $           114,800   $        36,100   $        328,400   $        130,700
                                ====================  ================  =================  =================

Operating (loss)                $          (834,000)  $      (977,100)  $       (754,800)  $     (1,182,800)
                                ====================  ================  =================  =================

(Loss) income from operations   $          (675,400)  $    (1,015,500)  $       (372,100)  $     (1,133,700)

Discontinued operations         $            33,700   $       (19,500)  $       (102,100)  $          6,600
                                --------------------  ----------------  -----------------  -----------------

Net (loss) income               $          (641,700)  $    (1,035,000)  $       (474,200)  $     (1,127,100)
                                ====================  ================  =================  =================

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

        Notes  to  Financial  Statements. . . . . . . . . . . . . . . . . .50-71


        Report  of  Independent  Public  Accountants
        Grant  Thornton  LLP  . . . . . . . . . . . . . . . . . . . . . . . . 72

        USECB Joint Venture Balance Sheets December 31, 2003 and 2002
        May 31, 2002  . . . . . . . . . . . . . . . . . . . . . . . . . . .73-74

        USECB  Joint  Venture  Statements  of  Operations
        for the Year ended December 31, 2003,
        the seven months ended December 31, 2002
        and the years Ended May 31, 2002 and 2001 . . . . . . . . . . . . . . 75

        USECB  Joint  Venture  Statements  of  Cash  Flows
        for  the  Year ended December 31, 2003,
        the seven months ended December 31, 2002
        and  the  years  Ended  May  31,  2002  and  2001 . . . . . . . . .76-77

        USECB Joint Venture Statements of Changes in Partners' Capital
        from May 31, 2000 to December 31, 2003  . . . . . . . . . . . . . . . 78

        USECB Joint Venture Notes to Financial Statements . . . . . . . . .79-84


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