Form 10-Q
period 2004-06-30
CRESTED CORP
filed 2004-08-13
CIK 25657

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2004 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     ____________

Commission  file  number  0-8773
                                  CRESTED CORP.
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)

         Colorado                                            84-0608126
------------------------------------           ---------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification  No.)

     877 North 8th West, Riverton, WY                           82501
--------------------------------------------   ---------------------------------
    (Address of principal executive offices)               (Zip  Code)

Company's telephone number, including area code:            (307)  856-9271
                                               ---------------------------------

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
                                  YES  X     NO
                                     -----     -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  YES        NO  X
                                     -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  YES        NO
                                     -----     -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at August 13, 2004
          -----                              -------------------------------
Common stock, $0.001 par value                      17,133,098  Shares

                                  CRESTED CORP.

                                      INDEX

                                                                 Page  No.
PART  I.   FINANCIAL INFORMATION

ITEM  1.   Financial  Statements.

           Condensed Balance Sheets (Unaudited)
             June 30, 2004 and December 31, 2003 . . . . . . . . . . . . . . . 3

           Condensed Statements of Operations (Unaudited)
             Three Months and Six Months Ended June 30, 2004 and  2003 . . . . 4

           Condensed Statements of Cash Flows (Unaudited)
             Six Months Ended June 30, 2004 and 2003 . . . . . . . . . . . . . 5

           Notes to Condensed Financial Statements (Unaudited) . . . . . . . 6-7

ITEM  2.   Management's Discussion and Analysis of
             Financial Condition and Results of  operations . . . . . . . . 8-10

ITEM  4.   Controls and  Procedures . . . . . . . . . . . . . . . . . . . . . 10

PART  II.  OTHER INFORMATION

ITEM  1.   Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 11

ITEM  6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 11

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

           Certifications  . . . . . . . . . . . . . . . . . . . . . . . . 13-16

                                  CRESTED CORP.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS


                                                       June 30,      December 31,
                                                         2004            2003
                                                    --------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents                         $       3,300   $       3,300

INVESTMENTS IN AFFILIATES                               5,254,400       4,373,800

PROPERTIES AND EQUIPMENT                                  896,800         896,800
  Less accumulated depreciation,
  depletion and amortization                             (886,800)       (886,800)
                                                    --------------  --------------
                                                           10,000          10,000
                                                    --------------  --------------
                                                    $   5,267,700   $   4,387,100
                                                    ==============  ==============


                                  CRESTED CORP.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                        June 30,     December 31,
                                                             2004            2003
                                                    --------------  --------------
CURRENT LIABILITIES:
  Current debt to affiliate                         $  11,210,500   $   9,408,300
  Asset retirement obligation                              50,000              --
                                                    --------------  --------------
                                                       11,260,500       9,408,300

COMMITMENT TO FUND EQUITY INVESTEES                       215,600         215,600

ASSET RETIREMENT OBLIGATION                             1,074,500       1,053,300

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
  15,000 shares issued, forfeitable until earned           10,100          10,100

SHAREHOLDERS' DEFICIT
  Preferred stock, $.001 par value; 100,000 shares
    authorized none issued or outstanding                      --              --
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 17,118,098
    shares issued and outstanding                          17,200          17,200
  Additional paid-in capital                           11,804,800      11,804,800
  Accumulated deficit                                 (19,115,000)    (18,122,200)
                                                    --------------  --------------
                                                       (7,293,000)     (6,300,200)
                                                    --------------  --------------
                                                    $   5,267,700   $   4,387,100
                                                    ==============  ==============

                                  CRESTED CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                              --------                    --------

                                                         2004          2003          2004          2003
                                                     ------------  ------------  ------------  ------------
REVENUES:                                            $        --   $        --   $        --   $        --

 COSTS AND EXPENSES:
   Accreation of asset retirement obligation              27,900        22,700        45,400        45,400
   Change in estimate of asset retirement obliation       25,800            --        25,800            --
   General and administrative                             92,900        52,500       132,900        89,000
                                                     ------------  ------------  ------------  ------------
                                                         146,600        75,200       204,100       134,400
                                                     ------------  ------------  ------------  ------------

 LOSS BEFORE EQUITY LOSS, PROVISION
   FOR INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                          (146,600)      (75,200)     (204,100)     (134,400)

 EQUITY IN LOSS OF AFFILIATES                           (318,800)   (1,026,800)     (788,700)   (1,400,300)
                                                     ------------  ------------  ------------  ------------

 LOSS BEFORE PROVISION FOR INCOME
  TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                           (465,400)   (1,102,000)     (992,800)   (1,534,700)

 PROVISION FOR INCOME TAXES                                   --            --            --            --
                                                     ------------  ------------  ------------  ------------

 LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNING CHANGE                                   (465,400)   (1,102,000)     (992,800)   (1,534,700)

 CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                          --            --            --      (293,800)
                                                     ------------  ------------  ------------  ------------

 NET LOSS                                            $  (465,400)  $(1,102,000)  $  (992,800)  $(1,828,500)
                                                     ============  ============  ============  ============

 PER SHARE DATA
 NET LOSS PER SHARE, BASIC AND DILUTED
   BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                               $     (0.03)  $     (0.06)  $     (0.06)  $     (0.09)
   FROM EFFECT OF ACCOUNTING CHANGE                           --            --            --         (0.02)
                                                     ------------  ------------  ------------  ------------
   BASIC AND DILUTED                                 $     (0.03)  $     (0.06)  $     (0.06)  $     (0.11)
                                                     ============  ============  ============  ============

 BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                                 17,118,098    17,099,276    17,118,098    17,116,634
                                                     ============  ============  ============  ============

                                  CRESTED CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Six months ended
                                                          June 30,
                                                 ------------  ------------
                                                     2004          2003
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (992,800)  $(1,828,500)
  Adjustments to reconcile net loss to net cash
    used in by operating activities:
      Equity in loss of affiliates                   788,700     1,400,300
      Settlement of asset retirment obligations       25,800            --
      Accretion of asset retirement obligation        45,400        45,400
      Non cash cummulative effect
        of accounting change                              --       293,800
      Noncash compensation                                --         9,600
                                                 ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES               (132,900)      (79,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates                        (1,669,300)     (693,100)

CASH FLOWS FROM FINANCING ACTIVITES:
  Net activity on debt to affiliate                1,802,200       772,500
                                                 ------------  ------------

NET INCREASE IN
  CASH AND CASH EQUIVALENTS                               --            --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  3,300         3,300
                                                 ------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $     3,300   $     3,300
                                                 ============  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                  $        --   $        --
                                                 ============  ============

  Income tax paid                                $        --   $        --
                                                 ============  ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of stock to outside directors         $        --   $     9,600
                                                 ============  ============

                                  CRESTED CORP.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     1) The Condensed Balance Sheet as of June 30, 2004 and the Condensed Statements of Operations for the three and six months ended June 30, 2004 and 2003, and Statements of Cash Flows for the six months ended June 30, 2004 and 2003 have been prepared by the Company without audit. The Condensed Balance Sheet at December 31, 2003, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principle adopted in 2003) necessary to fairly present the financial position of the Company as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2003 Form 10-K. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     3) Debt at June 30, 2004 and December 31, 2003, consists of debt payable to the Company's parent U.S. Energy Corp. ("USE") of $11,210,500 and $9,408,300, respectively. This debt has been incurred as a result of USE funding the Company's portion of joint operations and investments. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE. USE has agreed not to call the note prior to the settlement of lawsuit with Nukem, Inc. in which USE and the Company have a $20 million judgment. The Nukem case is currently pending before the 10th Circuit Court of Appeals. The Company and USE may enter into some interim payment of a portion of the debt by the issuance of equity.

     4) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic and diluted earnings per common share is based on the weighted average number of common shares outstanding during the period. The Company had no outstanding stock options or warrants at December 31, 2003 and June 30, 2004. The Company's management has adopted an Incentive Stock Option Plan (ISOP). 2,000,000 shares of common stock are reserved for grant under the ISOP. Approval of the ISOP will be sought from the shareholders at the September 2, 2004 Annual Meeting. No options have been granted under the ISOP as of June 30, 2004.

     5) The Company has uranium properties that are in a shut down mode in central Wyoming for which it is responsible for one half of the reclamation expense. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

     The Company records the estimated fair value of the reclamation liability on its shut down uranium properties as of the date that the liability is incurred with a corresponding increase in the properties. Actual results could differ from those estimates. The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation is sufficient to complete the reclamation work required.

     The Company deducts actual funds expended from the accrued liability during the quarter in which it is expended. As a result of the Company having no remaining net book value for the properties and has no economic benefits to be received in future periods all changes in estimates are charged to operations in the quarter in which they are recorded.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited)

          Balance  December  31,  2003                    $1,053,300
          Addition  to  Liability                             25,800
          Liability  Settled                                    --
          Accretion  Expense  -  8%  discount  rate           45,400
                                                       -------------
          Balance  June  30,  2004                        $1,124,500
                                                          ==========

     These reclamation activities are scheduled to be completed over the next several years.

     6) The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

     7) On July 30, 2003, the Company and USE received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of the Company and USE in the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, USE and Crested filed a Notice of Cross-Appeal to the 10th Circuit. The 10th Circuit Court of Appeals has scheduled oral arguments for September 27, 2004. In the event the Company and USE prevail, one half the award belongs to the Company. A significant portion of the award may be used to retire indebtedness to USE.

                                  CRESTED CORP.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS.
-------------

     The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2004 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003.

FORWARD LOOKING STATEMENTS
--------------------------

     This Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report, are forward-looking statements. In addition, whenever words like "expect", "anticipate" or "believe" are used, we are making forward looking statements. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

OVERVIEW OF BUSINESS
--------------------

     The Company has interests through affiliates and its relationship with U.S. Energy Corp. ("USE"), a majority shareholder of the Company, in a uranium mill in Southern Utah; uranium properties in central Wyoming; a gold property in California; coalbed methane properties in southwestern Wyoming and the Powder River Basin of Wyoming and Montana and various real estate properties. The uranium and gold properties are all in a shut down mode. All these businesses are operated in conjunction with USE through a joint venture between the two companies, the USECB Joint Venture ("USECC"). The Company accounts for USECC using the equity method of accounting.

CRITICAL ACCOUNTING POLICIES
----------------------------

     RECLAMATION LIABILITIES - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties under SFAS 143 based on the estimated future reclamation costs as determined by internal and external experts. The present value of the obligation is accreted each period as the date of obligation settlement approaches. The Company deducts actual funds expended from the accrued liability during the quarter in which it is expended. As a result of the Company having no remaining net book value for the properties and has no economic benefits to be received in future periods all changes in estimates are charged to operations in the quarter in which they are recorded.

CONTRACTUAL OBLIGATIONS
-----------------------

     There have been no material changes outside the ordinary course of business in the Company's contractual obligation from those discussed in the Company's annual report on Form 10-K for the year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     The Company has reviewed all current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse effect on the financial statements of the Company when adopted.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the six months ended June 30, 2004, the Company incurred $1,802,200 in additional debt to USE. This debt was incurred as a result of USE advancing funds on behalf of the Company to fund its portion of cash obligations in the various business ventures in which the two companies jointly participate. The Company also relies on advances from USE to pay its ongoing administrative costs. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE. USE has agreed not to call the note prior to the settlement of lawsuit with Nukem, Inc. in which USE and the Company have a $20 million judgment. The Nukem case is currently pending before the 10th Circuit Court of Appeals. The Company and USE may enter into some interim payment of a portion of the debt by the issuance of equity.

     The Company anticipates that the ultimate resolution of the litigation with Nukem, Inc. will improve its liquidity (see "Capital Resources" below). The Company also will participate equally in any benefits or liabilities, which may come from the outcome of litigation that the Company and USE have pending with Phelps Dodge Corporation.

     Operations during the six months ended June 30, 2004 and 2003, consumed $132,900 and $79,400, respectively. The uses of cash in operations was the Company's portion of audit fees, professional services in connection with audit and litigation fees, the settlement of asset retirement obligations and other administrative expenditures. Cash consumed in investing activities of $1,699,300 at June 30, 2004 and $693,100 at June 30, 2003 was used to increase the Company's investment in USECC and RMG. Financing activities during the six months ended June 30, 2004 and 2003, consisted of borrowings from USE in the amounts of $1,802,200 and $772,500, respectively.

CAPITAL RESOURCES
-----------------

     The Company and USE have a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At June 30, 2004, the total amount of the line of credit was available to the Company and USE and has been renewed to December 2004. The line of credit is used for short term working capital needs associated with operations.

     Funding for Rocky Mountain Gas ("RMG") drilling commitments are provided by cash that RMG has on hand and third party working interest owners. In addition, the Company, USE and RMG are seeking additional financing in the form of either debt or equity. RMG also has a $25,000,000 Credit Agreement with an investment banking firm for the purchase of coalbed methane properties. During the first quarter of 2004, RMG used $3,750,000 of this credit agreement to purchase coalbed methane producing properties in the Powder River Basin of Wyoming. All net proceeds from the property's projected production are swept to retire the $3,750,000 obligation.

     The Company's cash resources at June 30, 2004 will not be sufficient to sustain operations during the balance of 2004. The Company will continue to rely upon funding from USE to meet its operating, administration and capital requirements. It is anticipated that during 2004 operations will not generate significant capital resources.

     On August 1, 2003, the Company and USE received a judgment from the United States District of Colorado in the amount of $20,044,184 against Nukem, Inc. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. Nukem filed a Notice of Appeal to the 10th Circuit Court of Appeals on October 3, 2003. On October 15, 2003 the Company and USE filed a Notice of Cross-Appeal to the 10th Circuit Court of Appeals. Oral Arguments for the case have been set for September 27, 2004. In the event that the Company and USE prevail, one half of the award belongs to the Company. A significant portion of the award may be used to retire indebtedness to USE.

CAPITAL REQUIREMENTS
--------------------

     The Company and USE jointly fund the holding costs of the Sheep Mountain uranium properties (Wyoming); the Plateau uranium property and mill (Utah); costs associated with their joint real estate, and the development of RMG's coalbed methane gas properties.

     RMG has drilling commitments during 2004 in the amount of $1,100,000. Although no assurance can be given that the drilling will result in additional production. Management of RMG has made every effort to maximize the information that can be obtained from the commitment of these funds.

     The Company owes USE $11,210,500 as a result of USE funding operating and investment expenses. The Company does not have the resources to repay this debt and must continue to negotiate terms with USE or find some other means of retiring the debt. To date, USE has not called the debt and has agreed not to call the debt. Should the Company and USE prevail in the Nukem litigation, a significant portion of the Company's portion of the award may be used to retire a portion or all of this indebtedness.

     It is anticipated that approximately $100,000 will be spent on reclamation of the Company's and USE's interests in uranium properties in Wyoming during the last six months of 2004. The estimated reclamation costs on these Wyoming uranium properties are covered by a reclamation bond, which is secured by a pledge of certain real estate assets. As the reclamation liability is reviewed regularly by government regulatory agencies, the actual final amount of the liability could change.

RESULTS OF OPERATIONS
---------------------

     The Company had no revenues during the three and six months ended June 30, 2004 and 2003.

     Costs and expenses for the six months ended June 30, 2004 increased to $204,100 compared to costs of $134,400 recognized during the six months ended June 30, 2003. This increase came as a result of increased fees associated with professional services and a charge to earnings due to excess monies expended on reclamation from those planned in the amount of $25,800.

     The Company recorded an equity loss from USECC of $788,700 during the six months ended June 30, 2004 as compared to equity losses of $756,000 from USECC and $644,300 from RMG or a total of $1,400,300 during the six months ended June 30, 2003. The primary reason for the decrease in the equity losses was as a result of the discontinuation of the recognition of RMG's equity losses due to no value remaining on the books of the Company for its investment in RMG.

     The Company recorded $293,800 as the cumulative effect of accounting changes as a result of the adoption of SFAS 143 during the six months ended June 30, 2003. No similar transaction was recognized during the six months ended June 30, 2004.

     The Company recorded a net loss of $992,800 or $0.06 per share during the six months ended June 30, 2004, as compared to a net loss of $1,828,500 or $0.11 per share for the six months ended June 30, 2003.

ITEM  4.  CONTROLS AND PROCEDURES
          -----------------------

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

     During the six months covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

     a. On July 30, 2003, U.S. Energy Corp. ("USE") and Crested Corp. ("Crested") received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of USE and Crested in the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, USE and Crested filed a Notice of Cross-Appeal to the 10th Circuit. Oral arguments are scheduled before a panel of the 10th Circuit for September 27, 2004.

     b. The U. S. District Court of Colorado entered various orders in the case of Phelps Dodge Corporation et. al. vs. Crested Corp. and U. S. Energy Corp. The orders addressed three motions for partial summary judgment by Phelps Dodge as follows: 1) granted Phelps Dodge's request for partial summary judgment that the 1999 merger of Cyprus Amax and CAV Corp. was not a sale that triggered an obligation of PD to pay $3.75 million to USECC.; 2) held in favor of USECC that there are genuine issues of fact that require a trial on the issue whether USECC must accept transfer of the Mount Emmons Water Treatment Plant along with the mining properties, and 3) granted Phelps Dodge's request for partial summary judgment that certain USECC counterclaims for breach of contract, unjust enrichment, negligence, and a accounting by dismissed.

     No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 1 of its Form 10-K for the year ended December 31, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               None
         -----------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         Not applicable.
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     Not applicable.
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                       Not applicable.
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

      (a)   Exhibits.

           31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
           31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e) / 15d-15(e)
           32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
           32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

      (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K for the quarter ended June 30, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                              CRESTED  CORP.
                                              (Company)



Date: August 13, 2004                       By:  /s/John  L.  Larsen
                                               -------------------------------
                                                 JOHN L. LARSEN,
                                                 CHAIRMAN and CEO




Date: August 13, 2004                       By:  /s/Robert Scott Lorimer
                                               -------------------------------
                                                 ROBERT SCOTT LORIMER
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer