Form 10-Q
period 2004-09-30
CRESTED CORP
filed 2004-11-15
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2004 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________

Commission file number 0-8773

CRESTED CORP.
(Exact Name of Company as Specified in its Charter)

Colorado	84-0608126
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

877 North 8th West, Riverton, WY	82501
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:	(307) 856-9271

Not Applicable
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
YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ☐    NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2004
Common stock, $.001 par value	17,152,298 Shares

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Balance Sheets (Unaudited)
	September 30, 2004 and December 31, 2003	3

	Condensed Statements of Operations (Unaudited)
	Three Months and Nine Months Ended September 30, 2004 and 2003	4

	Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2004 and 2003	5

	Notes to Condensed Financial Statements (Unaudited)	6-7

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	8-11

ITEM 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	12

ITEM 2.	Changes in Securities and Use of Proceeds	12

ITEM 3.	Defaults upon Senior Securities	12

ITEM 4.	Submission of Matters to a Vote of Security Holders	12-13

ITEM 5.	Other Information	13

ITEM 6.	Exhibits and Reports on Form 8-K	13

	Signatures	14

	Certifications	See Exhibits

2

CRESTED CORP.
Condensed Balance Sheets
(Unaudited)
ASSETS

	September 30,	December 31,
	2004	2003

CURRENT ASSETS:
Cash and cash equivalents	$3,800	$3,300

INVESTMENTS IN AFFILIATES	5,348,300	4,373,800

PROPERTIES AND EQUIPMENT	896,800	896,800
Less accumulated depreciation,
depletion and amortization	(886,800)	(886,800)
	10,000	10,000
	$5,362,100	$4,387,100

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current debt to affiliate	$11,651,400	$9,408,300
Asset retirement obligation	50,000	--
	11,701,400	9,408,300

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	1,097,200	1,053,300

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value; 100,000 shares
authorized none issued or outstanding	--	--
Common stock, $.001 par value; 100,000,000 shares
authorized; 17,137,298 and 17,118,098
shares issued and outstanding	17,200	17,200
Additional paid-in capital	11,809,600	11,804,800
Accumulated deficit	(19,489,000)	(18,122,200)
	(7,662,200)	(6,300,200)
	$5,362,100	$4,387,100

The accompanying notes are an integral part of these statments.
3

CRESTED CORP.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

REVENUES:	$--	$--	$--	$--

COSTS AND EXPENSES:
Accreation of asset retirement obligation	22,800	22,800	68,100	68,200
Change in estimate of asset retirement obliation	--	--	25,800	--
General and administrative	50,600	41,400	183,600	130,400
	73,400	64,200	277,500	198,600

LOSS BEFORE EQUITY LOSS, PROVISION
FOR INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	(73,400)	(64,200)	(277,500)	(198,600)

EQUITY IN LOSS OF AFFILIATES	(300,600)	(371,200)	(1,089,300)	(1,771,500)

LOSS BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	(374,000)	(435,400)	(1,366,800)	(1,970,100)

PROVISION FOR INCOME TAXES	--	--	--	--

LOSS BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	(374,000)	(435,400)	(1,366,800)	(1,970,100)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	--	--	--	(293,800)

NET LOSS	$(374,000)	$(435,400)	$(1,366,800)	$(2,263,900)

PER SHARE DATA
NET LOSS PER SHARE, BASIC AND DILUTED
BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	$(0.02)	$(0.03)	$(0.08)	$(0.11)
FROM EFFECT OF ACCOUNTING CHANGE	--	--	--	(0.02)
BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.08)	$(0.13)

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,124,639	17,099,276	17,120,278	17,117,129

The accompanying notes are an integral part of these statements.
4

CRESTED CORP.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,366,800)	$(2,263,900)
Adjustments to reconcile net loss to net cash
used in by operating activities:
Equity in loss of affiliates	1,089,300	1,771,500
Change in estimate of asset retirment obligations	25,800	--
Accretion of asset retirement obligation	68,100	68,100
Non cash cummulative effect
of accounting change	--	293,800
Noncash compensation	4,800	9,600
NET CASH USED IN OPERATING ACTIVITIES	(178,800)	(120,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliates	(2,063,800)	(791,000)

CASH FLOWS FROM FINANCING ACTIVITES:
Net activity on debt to affiliate	2,243,100	911,900

NET INCREASE IN
CASH AND CASH EQUIVALENTS	500	--

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,300	3,300

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$3,800	$3,300

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--

Income tax paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to outside directors	$4,800	$9,600

The accompanying notes are an integral part of these statements.
5

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)

1) The Condensed Balance Sheet as of September 30, 2004 and the Condensed Statements of Operations for the three and nine months ended September 30, 2004 and 2003 and Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 have been prepared by the Company without audit. The Condensed Balance Sheet at December 31, 2003, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principle adopted in 2003) necessary to fairly present the financial position of the Company as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2003 Form 10-K. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

3) The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

4) Debt at September 30, 2004 and December 31, 2003, consists of debt payable to the Company's parent U.S. Energy Corp. ("USE") of $11,651,400 and $9,408,300, respectively. This debt has been incurred as a result of USE funding the Company’s portion of joint operations and investments. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE. USE has agreed not to call the note prior to the settlement of the lawsuit with Nukem, Inc. ("Nukem") in which USE and the Company have been awarded a $20 million judgment. Oral arguments in the Nukem case were heard by a three Judge panel of the 10th Circuit Court of Appeals on September 27, 2004.

5) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic and diluted earnings per common share are based on the weighted average number of common shares outstanding during the period. The Company had no outstanding stock options or warrants at December 31, 2003 and September 30, 2004. The Company's management has adopted an Incentive Stock Option Plan (ISOP) and 2,000,000 shares of common stock are reserved for grant under the ISOP. Approval of the ISOP was granted by the shareholders at the September 2, 2004 Annual Meeting. No options have been granted under the ISOP as of September 30, 2004.

6) The Company has uranium properties that are in a shut down mode in central Wyoming for which it is responsible for one half of the reclamation expense.

CRESTED CORP.
Notes to Condensed Financial Statements (Unaudited)
(Continued)

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

The Company deducts actual funds expended from the accrued liability during the quarter in which it is expended. As a result of the Company having no remaining net book value for the properties and has no economic benefits to be received in future periods, all changes in estimates are charged to operations in the quarter in which they are recorded.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited)

Balance December 31, 2003	$1,053,300
Addition to Liability	25,800
Liability Settled	--
Accretion Expense - 8% discount rate	68,100
Balance September 30, 2004	$1,147,200

These reclamation activities are scheduled to be completed over the next several years.

7) The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

8) During the nine months ended September 30, 2004, the Company issued 19,200 shares of common stock to its outside directors as compensation for services rendered during calendar 2003. The following table details the dollar values and the number of shares issued.

			Additional
	Common Stock		Paid In
	Shares	Amount	Capital
Balance December 31, 2003	17,118,098	$17,200	$11,804,800
Issuance of stock to directors	19,200	--	4,800
Balance September 30, 2004	17,137,298	$17,200	$11,809,600

CRESTED CORP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2004 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003.

Overview of Business

The Company has interests through affiliates and its relationship with U.S. Energy Corp. (“USE”), a majority shareholder of the Company, in a uranium mill in Southern Utah; uranium properties in central Wyoming; a gold property in California; coalbed methane properties in southwestern Wyoming and the Powder River Basin of Wyoming and Montana, and various real estate properties. The uranium and gold properties are all in a shut down mode. Due to the increases in the market price for uranium and gold, the Company and USE are seeking financing and or industry partners to place the properties into production. All these businesses are operated in conjunction with USE through a joint venture between the two companies, the USECB Joint Venture ("USECC"). The Company also owns a 39.1% interest in Rocky Mountain Gas, (“RMG”) a coalbed methane company which operates in Wyoming. The Company accounts for USECC and RMG using the equity method of accounting.

Liquidity and Capital Resources

During the three and nine months ended September 30, 2004, the Company incurred $440,900 and $2,243,100, respectively in additional debt to USE. This debt was incurred as a result of USE advancing funds on behalf of the Company to fund its portion of cash obligations in the various business ventures in which the two companies jointly participate. The Company also relies on advances from USE to pay its ongoing administrative costs. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE. USE has agreed not to call the note prior to the settlement of the lawsuit with Nukem, Inc. ("Nukem") in which USE and the Company have been awarded a $20 million judgment. On September 27, 2004, a three Judge panel of the 10th Circuit Court of Appeals heard oral arguments in the Nukem case.

The Company anticipates that the favorable resolution of the litigation with Nukem will improve its liquidity (see "Capital Resources" below). The Company also will participate equally in any benefits or liabilities, which may come from the outcome of litigation that the Company and USE have pending with Phelps Dodge Corporation.

Operations during the nine months ended September 30, 2004 and 2003, consumed $178,800 and $120,900, respectively. The uses of cash in operations was the Company’s portion of professional services in connection with audit and litigation fees, and other administrative expenditures. Cash consumed in investing activities of $2,063,800 at September 30, 2004 and $791,000 at September 30, 2003 was used to increase the Company’s investment in USECC and RMG. Financing activities during the nine months ended September 30, 2004 and 2003, consisted of borrowings from USE in the amounts of $2,243,100 and $911,900, respectively.

CRESTED CORP.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Continued)
Capital Resources

The Company and USE have a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and USE. At September 30, 2004, the total amount of the line of credit was available to the Company and USE and matures in December 2004. The line of credit is used for short term working capital needs associated with operations.

Funding for RMG drilling commitments are provided by cash from either RMG or USECC and third party working interest owners. In addition, the Company, USE and RMG are seeking financing in the form of either debt or equity. RMG has a $25,000,000 Credit Agreement with an investment banking firm for the purchase of coalbed methane properties. During the first quarter of 2004, RMG used $3,750,000 of this credit agreement to purchase coalbed methane producing properties in the Powder River Basin of Wyoming. All net proceeds from the property's projected production are swept to retire the $3,750,000 obligation. RMG also borrowed an additional $363,500 under this credit facility during the nine months ended September 30, 2004 for remedial and enhancement work on the properties it acquired.

The Company's cash resources at September 30, 2004 will not be sufficient to sustain operations during the balance of 2004. The Company will continue to rely upon funding from USE to meet its operating, administration and capital requirements. It is anticipated that during 2004, operations will not generate significant capital resources to fund operations or retire any of the debt due USE.

On August 1, 2003, the Company and USE received a judgment from the United States District of Colorado in the amount of $20,044,183 against Nukem. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. Nukem filed a Notice of Appeal to the 10th Circuit Court of Appeals on October 3, 2003. On October 15, 2003 the Company and USE filed a Notice of Cross-Appeal to the 10th Circuit Court of Appeals. Oral Arguments for the case were heard on September 27, 2004 by a three Judge panel of the 10th Circuit Court of Appeals. In the event that the Company and USE prevail, one half of the award belongs to the Company. A significant portion of the award may be used to retire indebtedness to USE.

Capital Requirements

The Company and USE jointly fund the holding costs of the Sheep Mountain uranium properties (Wyoming); the Plateau uranium property and mill (Utah); costs associated with their joint real estate, and the development of RMG’s coalbed methane gas properties.

The Company owes USE $11,651,400 as a result of USE funding operating and investment expenses. The Company does not have the resources to repay this debt and must continue to negotiate terms with USE or find some other means of retiring the debt. To date, USE has not called the debt and has agreed not to call the debt at least until the Nukem lawsuit is resolved. Should the Company and USE prevail in the Nukem litigation, a significant portion of the Company’s portion of the award may be used to retire a portion or all of this indebtedness.

CRESTED CORP.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Continued)

It is anticipated that approximately $100,000 will be spent on reclamation of the Company's and USE’s interests in uranium properties in Wyoming during the next twelve months, of which the Company is responsible for one half or $50,000. The estimated reclamation costs on these Wyoming uranium properties are covered by a reclamation bond, which is secured by a pledge of certain real estate assets.

As the reclamation liability is reviewed regularly by government regulatory agencies, the actual final amount of the liability could change.

Results of Operations

The Company had no revenues during the three and nine months ended September 30, 2004 and 2003.

Costs and expenses for the three and nine months ended September 30, 2004 increased by $9,200 and $78,900, respectively over the three and nine months ended September 30, 2003. These increases came as a result of increased fees associated with professional services and a charge to earnings due to excess monies expended on reclamation from those planned.

The Company recorded an equity loss from USECC of $1,089,300 during the nine months ended September 30, 2004 as compared to equity losses of $1,080,600 from USECC and $690,900 from RMG or a total of $1,771,500 during the nine months ended September 30, 2003. Equity losses recognized by the Company during the three months ended September 30, 2004 likewise decreased by $70,600 to $300,600 at September 30, 2004 as compared to $371,200 as of September 31, 2003. The primary reason for the decrease in the equity losses was as a result of the discontinuation of the recognition of RMG’s equity losses due to no value remaining on the books of the Company for its investment in RMG.

The Company recorded $293,800 as the cumulative effect of accounting change as a result of the adoption of SFAS 143 during the nine months ended September 30, 2003. No similar item was recognized during the nine months ended September 30, 2004.

The Company recorded a net loss of $1,366,800 or $0.08 per share during the nine months ended September 30, 2004, as compared to a net loss of $2,263,900 or $0.13 per share for the nine months ended September 30, 2003. There was also a reduction of $61,400 in the loss recognized during the three months ended September 30, 2004 when compared to the loss recognized during the three months ended September 30, 2003.

Forward Looking Statements

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

CRESTED CORP.
Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Continued)
Critical Accounting Policies

Reclamation Liabilities - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties under SFAS 143 based on the estimated future reclamation costs as determined by internal and external experts. The present value of the obligation is accreted each period as the date of obligation settlement approaches. The Company deducts actual funds expended from the accrued liability during the quarter in which it is expended. As a result of the Company having no remaining net book value for the properties and has no economic benefits to be received in future periods, all changes in estimates are charged to operations in the quarter in which they are recorded.

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

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the nine months covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

a. On July 30, 2003, U.S. Energy Corp. ("USE") and Crested Corp. ("Crested") received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of USE and Crested in the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, USE and Crested filed a Notice of Cross-Appeal to the 10th Circuit. The 10th Circuit Court of Appeals heard oral arguments on September 27, 2004. No ruling was issued by the 10th Circuit Court of Appeals as of November 15, 2004.

b. The U. S. District Court of Colorado entered various orders in the case of Phelps Dodge Corporation et. al. vs. Crested Corp. and U. S. Energy Corp. The orders addressed three motions for partial summary judgment by Phelps Dodge as follows: 1) granted Phelps Dodge's request for partial summary judgment that the 1999 merger of Cyprus Amax and CAV Corp. was not a sale that triggered an obligation of PD to pay $3.75 million to USECC.; 2) held in favor of USECC that there are genuine issues of fact that require a trial on the issue whether USECC must accept transfer of the Mount Emmons Water Treatment Plant along with the mining properties, and 3) granted Phelps Dodge's request for partial summary judgment that certain USECC counterclaims for breach of contract, unjust enrichment, negligence, and an accounting be dismissed. A trial date of November 29, 2004 has been set by the U.S. District Court of Colorado.

No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 1 of its Form 10-K for the year ended December 31, 2003.

ITEM 2. Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2004, the Company issued 19,200 shares to its independent director for services rendered during calendar 2003.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
On September 2, 2004, the annual meeting of shareholders was held for the election of five directors. Daniel P. Svilar, Michael D. Zwickl, Harold F. Herron, Keith G. Larsen and John L. Larsen were elected as directors for specified terms or until their successor is duly appointed and qualified. With respect to the election of the directors, the votes cast were as follows:

Name of Director	Term Expires	For	Abstain

Daniel P. Svilar	2005	15,515,043	134,431
Michael D. Zwickl	2005	15,514,248	135,226
Harold F. Herron	2006	15,515,118	134,356
Keith G. Larsen	2006	15,516,018	133,456
John L. Larsen	2007	15,519,218	130,256

The Company's Board of Directors consists of the five members elected.

During the annual meeting of shareholders, there were four other issues voted upon:

	Votes For	Votes Against	Abstain
Increase the number of shares of common stock authorized to 100,000,000	15,411,539	228,444	20,491

Allow share holder to remove directors only for cause	13,098,618	226,204	15,826

Approval of an Incentive Stock Option Plan and reserving 2,000,000 for the plan	13,113,133	203,671	18,641

Appointment of Grant Thornton LLP as independent auditors for calendar 2004	15,489,098	129,215	33,361

ITEM 5. Other Information

    Not applicable.

ITEM 6. Exhibits and reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRESTED CORP.
(Company)

Date: November 15, 2004	By:	/s/John L. Larsen
JOHN L. LARSEN,
CHAIRMAN and CEO

Date: November 15, 2004	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer