Form 10-K
period 2004-12-31
CRESTED CORP
filed 2005-04-15
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year Ended December 31, 2004
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the
transition period from ___________ to ___________

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
YES ☐    NO ☒

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 31, 2005 computed by reference to the average of the bid and asked prices of the Registrant's common stock as reported by National Quotation Bureau on Pink Sheets for the week then ended, was approximately $9,436,421.

Class	Outstanding at March 31, 2005
Common stock, $.001 par value	17,152,298 Shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report

Proxy Statement for the Meeting of Shareholders to be held in June 2005, into Part III of the filing.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations; the disclosures about Rocky Mountain Gas, Inc. ("RMG") and plans for developing its coalbed methane ("CBM") acreage and its possible acquisition by a Canadian company; the disclosures about possible exploration and other programs for uranium and molybdenum properties; and the disclosures about Sutter Gold Mining Inc., formerly Globemin Resources Inc., and its plans for a gold property in California. Whenever words like "expect," "anticipate" or "believe" are used, we are making forward-looking statements.

Although we believe that our forward-looking statements are reasonable, we don't know if our expectations will prove to be correct. Important future factors that could cause actual results to differ materially from expectations will depend on:

For CBM gas, whether current plans to merge RMG into (or sell its assets to) a Canadian company will be successfully completed. If those plans are successfully completed, Crested Corp. will hold an equity interest in an oil and gas company with interest in CBM, but Crested Corp. would not be directly involved in operations. If those plans are not successfully completed and RMG remains in the gas business, results of operations will depend on domestic gas prices; results of exploration drilling; the amounts of gas we will be able to produce; the availability of permits to drill and operate CBM wells; whether and when gas transmission lines will be built in reasonable proximity to the properties being developed; and whether and on what terms the capital necessary to continue holding and developing the properties can be obtained.

For the uranium properties, market prices for uranium oxide, whether and on what terms capital can be obtained to develop the properties (and for the uranium mill in Utah, refurbish and put the mill into operation); and the availability of permits to mine the properties, and for the Utah mill obtain an operating license.

For the gold properties held by Sutter Gold Mining Inc., formerly Globemin Resources Inc., whether certain permits can be obtained from the State of California, and whether and on what terms capital can be obtained for further exploration, mining and processing operations.

For the molybdenum property, that the Company expects to receive back from Phelps Dodge Corporation, the Colorado regulatory requirements which we will have to comply with to operate a water treatment plant on the properties, whether adequate water rights for mine development and operation will be obtained from Phelps Dodge or others, and whether permits and bonding for a mine can be obtained, and whether Crested Corp. and U.S. Energy Corp. can raise the necessary capital and/or enter into a joint venture or other arrangement with a third party to put the property into production.

The forward-looking statements should be considered in the context of all the information in this Annual Report.

PART I

Item 1 and Item 2. Business and Properties.

(a) General.

Crested Corp. ("Crested") is a Colorado corporation (formed in 1970) in the business of acquiring, exploring, developing and/or selling or leasing mineral properties. Crested Corp. and U.S. Energy Corp. ("USE") originally were independent companies, with two common affiliates (Max T. Evans and John L. Larsen; Mr. Evans died in February 2002). In 1980, Crested and USE formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). From time to time, USE has funded many of Crested's obligations because Crested did not have the funds to pay its own obligations. Crested has paid a portion of this debt by issuing common stock to USE. At December 31, 2004, Crested owed $9,650,900 to USE.

Historically, our business strategy has been, and will continue to be, acquiring grass roots and/or developed mineral properties when commodity prices are low (such as they have been in natural gas, gold, uranium and molybdenum), then operating, selling, leasing or joint venturing the properties, or selling the companies we set up to hold and explore or develop the properties to other companies in the mineral sector when prices are moving upward.

Typically, projects initially are acquired, financed and operated by Crested and USE in their joint venture (see below). From time to time, some of the projects are then transferred to separate companies organized for that purpose, with the objective of raising capital from an outside source for further development and/or joint venturing with other companies. Examples of this corporate strategy are, for gold properties, Sutter Gold Mining Inc. (formerly Globemin Resources Inc., a publicly traded British Columbia company, which acquired Sutter Gold Mining Company, and then changed its name to Sutter Gold Mining Inc.); and Rocky Mountain Gas, Inc. for CBM. Additional subsidiaries may be organized in the future such as U.S. Uranium Ltd. for uranium and U.S. Moly Corp. for molybdenum. Initial ownership of these subsidiaries is by Crested and USE, with additional stock (plus options) held by their officers, directors and employees.

In 2002 and 2003, Crested's primary business focus was in the CBM business conducted through its subsidiary Rocky Mountain Gas, Inc. ("RMG"). In 2004 and into 2005, commodity prices for the minerals in all our properties (and for molybdenum, the property that we expect to receive back from Phelps Dodge Corporation) increased significantly. Accordingly, in 2004 and continuing into 2005, our business activity has been expanding to include the gold, uranium and molybdenum properties.

Principal executive offices of Crested and USE are located in the Glen L. Larsen building at 877 North 8th West, Riverton, Wyoming 82501, telephone 307-856-9271. RMG has a field office in Gillette, Wyoming. Sutter Gold Mining Inc. has an office in Sutter Creek, California.

In this Annual Report, "we," "Company" or "Crested" refer to Crested Corp. including U.S. Energy Corp. ("USE") and other subsidiaries unless otherwise specifically noted. The Company's fiscal year ends December 31.

RMG

Preferred Stock - 2004. In the first quarter 2004, RMG raised $1,800,000 of equity financing from the sale of shares of Series A Preferred Stock in RMG, and warrants to purchase shares of common stock of USE, to institutional investors. Proceeds were used to pay part of the Hi-Pro acquisition price, and for RMG working capital. Terms of the securities:

1.	600,000 shares of Series A Preferred Stock at $3.00 per share, 10% cumulative annual dividend payable at RMG's election in cash or shares of common stock of RMG (at $3.00 per share) or shares of common stock of USE (at 90% of USE's volume weighted average price for the five days, referred to as the "set price"). The Series A Preferred Stock was convertible at the holder's election into shares of common stock of RMG, at $3.00 per share, or shares of common stock of USE at the set price, until February 2006.

2.	Warrants to purchase 150,000 shares of common stock of USE, at the set price.

As of March 3, 2005, all Series A Preferred Stock including dividends has been converted to and paid with USE common stock (894,299 shares), and all warrants have been exercised (150,000 shares of USE common stock).

Purchase of the Hi-Pro Production, LLC ("Hi-Pro") Properties. In 2004, RMG organized a wholly-owned subsidiary RMG I, LLC for the purchase of producing and non-producing CBM properties (the "Hi-Pro properties) near Gillette, Wyoming. RMG and USE participated in raising equity capital and mezzanine financing for this transaction.

Agreement for Acquisition of RMG by Enterra Energy Trust. As of April 11, 2005, RMG entered into a binding agreement with Enterra Energy Trust (("Enterra"), listed on the Toronto Stock Exchange and the Nasdaq National Market), for the acquisition of RMG by Enterra for cash and Enterra units. Enterra would acquire RMG including approximately $3.49 million owed by RMG to its lenders.

Sutter Gold Mining Inc.

In 2004, Sutter Gold Mining Company, a majority-owned subsidiary with gold properties in California, was acquired by Globemin Resources Inc., a British Columbia corporation which is traded on the TSX Venture Exchange (“TSX-V) under its new name, Sutter Gold Mining Inc. A total of Cdn $1,061,800 of equity capital has been raised to continue exploration work on the properties.

Molybdenum

In February 2005, the United States District Court in Colorado issued an order authorizing Phelps Dodge to return mining claims at Mt. Emmons (near Crested Butte, Colorado) to Crested and USE, including a water treatment plant and the responsibility for operating it. The mining claims contain a world class molybdenum deposit. In 2005, Crested and USE expect to receive back from Phelps Dodge Corporation the patented and unpatented mining claims containing the molybdenum deposit. There are no current plans to put these properties into production but various strategies are being evaluated, including putting the property into production, or selling or leasing the property to (or joint venturing the property with) other entities. These strategies will require resolution of significant permitting issues and substantial amounts of capital. In 2005, we expect to transfer the properties to a new subsidiary, U.S. Moly Corp.

Uranium

In December 2004, Crested and USE agreed to sell a 50% interest in the Sheep Mountain (Wyoming) uranium properties to Bell Coast Capital Corp., now named Uranium Power Corp. ("UPC"), a British Columbia company trading on the TSX Venture Exchange, for $4,050,000 and 4,000,000 shares of UPC common stock payable by installments through December 2007. The parties signed a Mining Venture Agreement with UPC as of April 11, 2005 for the Sheep Mountain property and other properties to be acquired. UPC may provide initial funding of up to $10,000,000 for up to 20 different projects.

Plateau Resources Limited (a wholly-owned subsidiary of USE) agreed in December 2004 to lease uranium properties now controlled or owned (and to be acquired) by a third party in reasonable proximity to Plateau’s Shootaring Canyon Mill ("Shootaring Mill"), a uranium mill in southeastern Utah. The purpose of this agreement is to obtain uranium properties for future mining to supply the Shootaring Mill, which we plan to put into production.

In 2005, we expect to transfer the uranium claims, and Plateau Resources Limited to a new subsidiary, U.S. Uranium Ltd. We have filed a request with the State of Utah for an operational license to reopen and operate the Shootaring Mill.

Summary Information about the Subsidiaries. Most operations are conducted through subsidiaries, the USECC Joint Venture with USE, and jointly-owned subsidiaries of Crested and USE.

	Percent	Primary
Subsidiary	Owned by Crested(1)	Business Conducted
Rocky Mountain Gas, Inc.(2)	39.8%	CBM - active
U.S. Energy Corp.	3.4%
Uranium and molybdenum (inactive and shut down, with limited reactivation in uranium planned for 2005), gold (being reactivated on a limited basis), exploration and production activities on CBM properties.

Sutter Gold Mining Inc.(2)	1.2%	Gold (California) - inactive - being reactivated
USECC Joint Venture	50.0%	Uranium and molybdenum (inactive and shut down, with limited reactivation in Wyoming uranium planned for 2005), gold (being reactivated), and CBM. Limited real estate and airport operations.
Pinnacle Gas Resources, Inc.(2)	8.3%	CBM exploration and production - active

(1)	As of December 31, 2004

(2)	Includes ownership of U.S. Energy Corp. in RMG, Sutter Gold Mining Inc., and Pinnacle Gas Resources, Inc.

The foregoing does not include information on ownership of subsidiaries which have been formed but not yet active (U.S. Uranium Ltd. and U.S. Moly Corp.). See Part III of this Report.

Financial information about industry segments.

From June 1, 2002 to December 31, 2003, for technical financial presentation purposes, we operated in two business segments: (i) CBM gas exploration (and holding shut down mines and mineral properties); and (ii) commercial operations (motel, real estate, and airport). By December 31, 2003, all activities in minerals (except CBM) and some of the commercial (motel/real estate/airport) had ceased or were curtailed, and the motel/commercial properties in Utah had been sold.

As of the date of this Annual Report, the primary activities of a material and recurring nature are in CBM. However, in 2004 and continuing in 2005, activities in gold and uranium were initiated, and activities are expected to start up in molybdenum in 2005. If the proposed merger with Enterra is consummated, the investments in CBM (RMG) may be changed from direct involvement in the CBM business to a continuing but passive investment in Enterra, which has conventional producing and non-producing oil and gas properties. Therefore, in 2005 and beyond, we expect to continue to have one active industry segment - exploration and development of mineral properties in gold, molybdenum and uranium.

The principal products of operating units within each of the reportable industry segments for the full years 2004 and 2003, the seven months ended December 31, 2002 and the (former) fiscal year ended May 31, 2002 are shown below. For more information, see note I to the financial statements.

Industry Segments

Principal Products

Minerals:  Acquisition and exploration of CBM properties. This activity is material and recurring, and was our principal business focus in these periods. Sales and leases of other mineral-bearing properties and, from time to time, the production and/or marketing of minerals. Activities in uranium and gold were largely shut down as recurring activities in the periods but uranium and gold are being reactivated at the date of this Report.

Commercial:  Operation of an aircraft fixed based operation (fuel sales, flight instruction and aircraft maintenance) was shut down in the (former) fiscal year 2002. The motel in Utah was sold in 2003. Real estate rental and various contract services continue, including management services for subsidiary companies.

Business and Properties

Coalbed Methane

General.

RMG was incorporated in Wyoming on November 1, 1999 for business in the CBM industry in Wyoming and Montana. RMG is a subsidiary of Crested (owned 39.8% by Crested and 51.3% by USE at December 31, 2004). At December 31, 2004, RMG was indebted to USE in the amount of $6,059,300. The obligation was incurred by RMG's continuing operating deficits (funded by USE) and for USE issuing common stock on conversion of RMG common stock, as well as preferred stock and payment of dividends on the preferred stock. In addition, a small percentage of RMG stock is held by employees, officers and directors of Crested, USE and RMG (plus options to buy more subsidiary stock) as an equity incentive for those persons to work for the subsidiary in addition to their responsibilities to Crested and USE. The shares and options are forfeitable if service is terminated before retirement.

Please see the Glossary in this Annual Report for definitions of certain terms used in the oil and gas industry, and in this Annual Report.

In 2003, RMG transferred all of its interest in certain CBM properties, including a producing property, to Pinnacle Gas Resources, Inc. ("Pinnacle"). At the same time, Carrizo Oil & Gas, Inc.'s wholly owned subsidiary CCBM, Inc. ("CCBM," with which RMG has an agreement to jointly acquire and explore CBM properties) transferred to Pinnacle all of its interest in the same properties, and affiliates of Credit Suisse First Boston contributed equity financing to Pinnacle.

On January 30, 2004, RMG, through its wholly-owned subsidiary RMG I, LLC ("RMG I"), acquired CBM properties in the Powder River Basin of Wyoming. See "Acquisition of Producing and Non-Producing Properties from Hi-Pro." Part of the purchase price was financed under a $25 million mezzanine credit facility.

As of April 11, 2005, the company and its subsidiary Rocky Mountain Gas, Inc. (“RMG”) has entered into a binding agreement with Enterra Energy Trust (“Enterra”) for the acquisition of RMG by Enterra in consideration of $20,000,000, payable pro rata to the RMG shareholders in the amounts of $6,000,000 in cash and $14,000,000 in exchangeable shares of one of the subsidiary companies of Enterra. The shares will be exchangeable for units of Enterra twelve months after closing of the transaction. The Enterra units are traded on the Toronto Stock Exchange and on Nasdaq; the exchangeable shares will not be traded. RMG will be acquired with approximately $3,500,000 of debt owed to its mezzanine lenders.

Closing of the transaction is subject to approval of the RMG shareholders; U.S. Energy Corp. and Crested Corp., the principal shareholders of RMG, have agreed to vote in favor of the acquisition. Closing is further subject to completion of due diligence by Enterra, and to obtaining regulatory and stock exchange approvals.

RMG’s minority equity ownership of Pinnacle Gas Resources, Inc. will not be included in the transaction with Enterra, which has resulted in a decrease in the consideration to be paid by Enterra from the previously-announced $30,000,000, to the $20,000,000 in the definitive agreement signed as of April 11, 2005. However, Enterra will be entitled to be paid up to (but not more than) $2,000,000 if proceeds from a future disposition of the minority equity interest in Pinnacle exceed $10,000,000.

If the transaction with Enterra is not consummated, additional development of the RMG properties will be contingent upon RMG's ability to raise additional capital. If RMG can obtain the necessary capital, RMG may drill exploratory and development wells on the Castle Rock, Oyster Ridge and Hi-Pro properties, and seek to acquire other producing CBM properties, primarily in Wyoming. Financing may be available under the mezzanine credit facility for more acquisitions, if approved by the lenders. As of the filing date of this Annual Report, RMG does not have any agreements to acquire other producing properties.

As of the filing date of this Annual Report, RMG holds leases and options on approximately 237,200 gross mineral acres (not including acreage held by Pinnacle) of federal, state and private (fee) land in the Powder River Basin of Wyoming and Montana, and adjacent to the Green River Basin of Wyoming.

From RMG's inception, through December 31, 2004, 88 exploratory wells have been drilled primarily with funds provided by our industry partner CCBM (and another oil and gas company under a farmout agreement (completed in 2002) for exploration on our Castle Rock, Montana property). Forty-three of the wells were on properties transferred to Pinnacle in mid-2003. The balance of 45 wells, (15 of which have been plugged and abandoned) are on properties held by RMG. Proven reserves have not been established for any of the properties on which the exploratory wells were drilled.

The Castle Rock property in southeast Montana, and the Oyster Ridge property adjacent to the Green River Basin (southwest Wyoming), are large properties which will require the drilling of numerous exploratory wells and extensive dewatering for each group of wells (possibly as much as 3-12 months after drilling and completion) before an assessment of proven reserves can be made.

Among the uncertainties we face in determining if our CBM investments will yield value are the following: Because prices for gas sold in the Powder River Basin are typically lower than national prices, the economics of Powder River Basin properties can be adversely affected disproportionately by lower gas prices nationwide. The Hi-Pro properties and their cash flows after operation costs are pledged to service acquisition debt. To continue exploration efforts, additional capital will be needed. Permitting new wells on undeveloped acreage may be delayed. An unfavorable confluence of these uncertainties could result in a write-down of the carrying value of those properties which may not produce enough gas at low prices to be economic; in a write-down of the carrying value of other properties which need more wells drilled and dewatered to establish or improve the economics of production; and/or the delay (whether from lack of capital or permitting problems) in establishing reserves for the larger prospects where many wells will have to be drilled to assess their value.

Transaction with Pinnacle Gas Resources, Inc.

On June 23, 2003, RMG, CCBM and its parent company Carrizo Oil & Gas, Inc., and seven affiliates of Credit Suisse First Boston Private Equity (the "CSFB Parties") signed and closed agreements for a transaction with Pinnacle. The transaction included: (1) the contribution to Pinnacle by RMG and CCBM of all their ownership of a portion of the CBM properties owned by RMG and CCBM, in exchange for common stock and options to buy common stock in Pinnacle; and (2) $17,640,000 cash to Pinnacle by the CSFB Parties for common stock and series A preferred stock of Pinnacle, and warrants to purchase series A preferred stock of Pinnacle. The CSFB Parties have contributed significant additional capital to Pinnacle since June 2003.

Pinnacle is a private corporation. Only that information about Pinnacle which its board of directors elects to release is available to the public. All other information about Pinnacle is subject to confidentiality agreements between Pinnacle, RMG, and the other Pinnacle shareholders.

At December 31, 2004, RMG's ownership in Pinnacle's common stock was 16.7%. RMG's ownership of Pinnacle on a fully-diluted basis will change if the CSFB Parties fund subsequent capital requests from Pinnacle and/or exercise their warrants to buy equity in Pinnacle (but RMG does not), and/or if RMG and/or CCBM exercise their options to buy equity in Pinnacle, or other events occur.

Prior to and in connection with the Pinnacle transaction, CCBM paid RMG approximately $1.8 million cash to complete its purchase of 50% of RMG's properties, thus enabling CCBM to contribute its interests in the subject properties to Pinnacle as having been fully paid for. See "Continuing Operations of RMG, Continuing Agreement with CCBM, and the AMI Agreement, after the Pinnacle Transaction" below.

Pinnacle is authorized to issue common and preferred stock. Pinnacle has issued series A preferred stock, all held by the CSFB Parties: Liquidation preference of $100.00 per share; 10.5% compounded cumulative annual dividend (12.5% after July 1, 2010); redeemable at Pinnacle's option after July 1, 2004 at a premium declining to par after July 1, 2009 (mandatory redemption if there is a change in control of RMG or CCBM); and with voting rights (a) pari passu with the common stock on regular matters, and (b) as a separate class, to authorize changes in the series A preferred stock, to authorize issuance of stock senior to or in parity with the series A preferred stock, to approve a reorganization or merger of Pinnacle, to approve Pinnacle's sale of substantially all its assets, and similar matters.

Pinnacle's board of directors has eight directors (two each from RMG and CCBM, and four from the CSFB Parties).

In 2003, RMG recorded its equity investment in Pinnacle at the carrying value of its contributed CBM properties (approximately $957,700).

- Continuing Operations of RMG, Continuing Agreement with CCBM, and the AMI Agreement after the Pinnacle Transaction

RMG retained ownership, with CCBM, of the Castle Rock, Oyster Ridge, and Baggs projects, totaling about 189,000 gross acres. The Baggs project was dropped in 2004. RMG and CCBM plan to continue exploration and development activities on Castle Rock and Oyster Ridge.

CCBM paid RMG approximately $1.8 million for CCBM's outstanding purchase obligation (under the July 2001 agreement) on CCBM's interest in those properties it contributed to Pinnacle. The $836,200 balance on the note at December 31, 2003 was paid in 2004.

Also in connection with the transaction, RMG, CCBM, Carrizo, USE and the CSFB Parties signed an area of mutual interest ("AMI") agreement. Pinnacle has the right to acquire from the other parties up to 100% of any interest in oil and gas leases, or interests therein or mineral interests or rights to acquire the same, which the other parties acquire, at the same price paid or payable by the other parties, within the Powder River Basin in Montana and Wyoming (excluding Powder River County, Montana), until the AMI expires on June 23, 2008. The original AMI agreement between CCBM and RMG from July 2001 is superseded by the new AMI agreement, except for areas outside the new AMI agreement territory, wherein the original agreement with CCBM still is in effect. The CCBM AMI expires on June 30, 2005.

Acquisition of Properties from Hi-Pro Production, LLC

On January 30, 2004, RMG I, LLC ("RMG I"), a wholly-owned subsidiary of RMG, purchased CBM properties from Hi-Pro for $6,800,000.

The purchased properties (all located in the Powder River Basin of Wyoming) included 247 completed wells and 18,450 undeveloped fee acres. As of the filing date for this Annual Report, 108 wells now are producing approximately 4.418 million cubic feet (Mmcf) of gas per day (approximately 2.615 Mmcf per day net to RMG I). Sales, net of gas used to run the compressors, are based on Mmbtu (BTU heat content). A portion of Hi - Pro production has low Mmbtu content per Mcf, which has increased overall field operating costs.

RMG I owns an average 58% working (average 46.4% net revenue) interest in the producing wells and proved developed acreage, and a 100% working (average 80% net revenue) interest in all of the undeveloped acreage. The net revenue interest percentage after deduction of the overriding royalty interests held by lenders are 44.66% for the producing and five future wells to the Wyodak coal, and 77% for production from deeper coals and all of the undeveloped acreage.

The transaction was structured as an asset purchase, with RMG I as the purchaser, in connection with the establishment of a mezzanine credit facility for up to $25,000,000 of secured loans to acquire and develop more proven CBM reserves. RMG may utilize RMG I for future acquisitions (none presently under contract). See "Mezzanine Credit Facility." A substantial portion of the cash consideration paid to Hi-Pro was funded with the initial advance on the credit facility. RMG I replaced Hi-Pro as the contract operator for 89% of the wells that were acquired.

RMG negotiated the purchase based on the $7,113,000 present value, discounted 10%, of gas reserves recoverable (and the estimated future net revenues to be derived) from proved reserves in the Hi-Pro properties, as estimated as of November 1, 2003 by Netherland Sewell and Associates, Inc. See "Reserve Data" below for the estimate as of December 31, 2004.

The $6,800,000 purchase price for the Hi-Pro properties reflects a deduction, negotiated by the parties in January 2004, to account for the decrease in gas production from October 2003 due to the impact on production from deferred maintenance on the properties, and the expected cost of such maintenance work after closing.

- Terms of the Purchase. The purchase price of $6,800,000 was paid:

1.	$776,700	cash by RMG
2.	$588,300	net revenues from November 1, 2003 to December 31, 2003, which were retained by Hi-Pro. (1)
3.	$500,000	by USE's 30 day promissory note (secured by 166,667 restricted shares of USE common stock, valued at $3.00 per share).
4.	$600,000	by 200,000 restricted shares of USE common stock (valued at $3.00 per share)
5.	$700,000	by 233,333 restricted shares of RMG common stock (valued at $3.00 per shares).(2)
6.	$3,635,000	cash, loaned to RMG I under the credit facility agreement.(3)
	$6,800,000
	(588,300)	Reverse net revenues from November 1, 2003 to December 31, 2003, which were retained by Hi-Pro
	$6,211,700

(1)
RMG paid all January operating costs at closing. Net revenues from the purchased properties for January 2004 were credited to RMG I's obligations under the credit facility agreement. These net revenues were considered by the parties to be a reduction in the purchase price which RMG otherwise would have paid at the January 30, 2004 closing.

(2)	All these RMG shares have been converted to shares of common stock of USE.
(3)	See "Mezzanine Credit Facility."

Reserve Data

Netherland Sewell and Associates, Inc. ("NSAI," Houston, Texas), independent petroleum engineers, have prepared a report on the proved reserves, as of December 31, 2004, estimating recoverable reserves from the Hi-Pro properties, and the present value (discounted 10%) of future cash flow therefrom. NSAI's report takes into account fixed pricing for some production in 2005, reflects the reduction in RMG's net revenue interests due to the overriding royalty interests held by lenders, and (except for fixed pricing in 2005) is based on the CIG Spot market price of $5.515 per Mmbtu, adjusted by lease for energy content, transportation fees and regional price differentials on December 31, 2004, without price escalation. Following is a summary of the December 31, 2004 reserve report:

		Net Present
	Reserves	Value
	(MCF)	(discounted at 10%)
Proved Developed Producing	1,651,666	$3,486,400
Proved Developed Non-Producing	889,051	$2,304,800
Proved Undeveloped	515,224	$ 723,400
Total	3,055,941	$6,514,600

The present value, discounted 10% value ("PV10 value") was prepared after ad valorem and production taxes on a pre-income tax basis, and is not intended to represent the current market value of the estimated gas reserves purchased from Hi-Pro.

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

The PV10 value takes into account RMG I's contracts to sell 1,000 Mmbtu per day in 2005 at a fixed price of $4.14 per Mmbtu and 500 Mmbtu per day for January 1, 2005 through March 31, 2005 at a fixed price of $8.10 per Mmbtu. From time to time, RMG I may sign fixed price contracts for more production. In addition, gas market prices will vary, possibly by significant amounts, throughout each year, and on an average basis from year to year. For these reasons, the cash flow realized from production likely will vary from the estimates of cash flow used to determine the PV10 value.

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

The business of exploring for, developing, or acquiring reserves is capital intensive. To the extent operating cash flow is reduced and external capital becomes unavailable or limited, RMG's ability to maintain or expand reserves would be impaired. There is no assurance future activities would increase proved reserves. Even if revenues increase because of higher gas prices, increased exploration and development costs could neutralize cash flows from the increased revenues.

Future Plans for the Hi-Pro Properties

In 2004, RMG I drilled one proven undeveloped location to the Wyodak coal, continued a remedial workover program on existing wells, and upgraded gas gathering and pipeline facilities. The workover program cost approximately $250,000 and was funded by the working interest partners. The drilling and gathering upgrade cost approximately $640,000 and was funded with a loan from the mezzanine credit facility. The programs did not substantially increase production revenues from January 2004 levels (due to declines in BTU content from other wells) but the new well did increase proven reserves for the North Field. There are four more undrilled locations on the currently producing properties available for the Wyodak coal. The first coals of interest under the undeveloped acreage are the Anderson and Canyon coals (for example under the Reno property); the Wyodak coal is not present under the undeveloped acreage.

The Wyodak coal formation is 200 to 600 feet from surface. Existing infrastructure for the Wyodak wells in the North and South Fields (gathering lines, compressors, and water disposal) should significantly reduce gathering costs for new wells to the deeper Dannar and Moyer coals (900 to 1,300 feet). Subject to raising capital, a significant number of wells could be drilled and completed to these deeper coals in 2005 and 2006, all on locations now producing from the Wyodak. This activity is contingent upon obtaining future financing. We do not expect that immediate funding for this activity will be available through the mezzanine credit facility, as proven reserves have not yet been established.

No proven reserves have been established for the Dannar and Moyer coals. Because no other operators are producing gas from or dewatering these coals in the vicinity of the Hi-Pro properties, we expect several pods of wells will have to be drilled and completed to these coals, with an extended dewatering period before significant gas production begins.

The Reno property, part of the Hi - Pro acquisition, consists of 760 gross and net acres, all on fee acreage, located in Campbell County, Wyoming, approximately 50 miles south of Gillette. The target coals on the Reno property are the Anderson, which is about 600-650 feet in depth and approximately 40 feet thick and the Canyon which is about 700-850 feet in depth and 35 feet thick.

Four wells were previously drilled by Hi-Pro at Reno which were completed in both the Anderson and Canyon coals. In 2004, RMG I drilled and completed 4 additional wells at Reno, 2 in the Anderson coal and 2 in the Canyon coal.

- Mezzanine Credit Facility.

RMG I has a credit agreement with Petrobridge Investment Management, LLC (Houston, Texas) as lead arranger, and institutional lenders, for up to $25,000,000 of loans. The loan commitment is through June 30, 2006. All loans will have a three year term from funding date.

Funding to acquire and/or improve any project is subject to the lenders' approval of the transaction and RMG I's development plan.

The first loan ($4,340,000 on January 29, 2004) was applied to the Hi-Pro asset purchase ($3,700,000) including transaction costs and professional fees; and for drilling five development wells and production infrastructure upgrades ($640,000).

Loan balance at December 31, 2004 was $3,214,800 plus a discount of $274,100, which is accreted monthly, for a total of $3,488,900.

A summary of certain terms for all loans follows:

1.	Principal is not amortized, but interest must be paid monthly. All revenues from the properties owned by RMG I (including all current and new wells) are paid to a lock box account controlled by the lenders, from which is paid by the lenders, the lease operating costs, revenue distributions, RMG I operating fees and RMG pumping fees (all approved by the lenders). With the exception of operating and pumping fees, no revenues will be available for RMG operations until all loans are paid off.

2.	Secured by all of RMG I's properties and by RMG's equity interest in RMG I.

3.	The lenders, in the aggregate, received an overriding royalty interest of 3% of production from the wells producing when the acquisition was closed, and 3% of production from new wells on an 8/8ths working interest basis, proportionately reduced where less than 100% of the working interest is owned by RMG I. For the Hi-Pro properties, the 3% rate applies to all wells (producing and to be drilled) to the Wyodak formation (an aggregate override of 1.74%), and 3% to all wells to deeper formations (aggregate override to be determined based on working interest ownership by well). Override payments to the lenders are not applied to the loan balances. The percentage of overrides on future properties may vary.

4.	Negative covenants: RMG I will not permit the ratio of (a total debt to EBITDA to exceed 2.00 to 1.00; (b) EBITDA to interest expense and rents (lease expense) to be less than 3.00 to 1.00; (c) current assets to current liabilities to be less than 1.00 to 1.00; or (d) PV10 proved developed producing reserves) to total debt to be less than 1.00 to 1.00. All these rations are to be determined quarterly. In addition, RMG I shall not permit net sales volume of gas from its properties to be less than 270 Mmcf, 230 Mmcf, 230 Mmcf and 210 Mmcf for each quarter in 2004, or less than 180 Mmcf per quarter in 2005 and the first two quarters of 2006.

At December 31, 2004 and as of the date this Annual Report is filed, RMG I is not in compliance with the negative covenants. As a result, the loan was classified at December 31, 2004 as a current liability. To date, the lenders have granted to RMG I conditional waivers of non-compliance; receipt of future waivers is expected but not assured.

At closing of the Hi-Pro acquisition, USE issued to the participating lenders three year warrants to purchase a total of 318,465 shares of common stock of USE (subject to vesting) at $3.30 cash per share. At closing of the Hi-Pro acquisition, warrants on 63,693 shares vested. The remaining warrants will vest at the rate of the right to buy one USE share for each $157 which RMG I subsequently borrows under the credit facility. Regardless of when vested, all warrants will expire on the earlier of January 30, 2007, or the 180th day after USE notifies the warrant holders that USE stock price has achieved or exceeded $6.60 per share for a consecutive 15 business day period.

The preceding is a summary of some of the terms of the credit agreement, and is qualified by the text of the agreement, filed as an exhibit to the Form 10-K for the year ended December 31, 2003.

Volumes, Prices and Gas Operating Expense - Hi - Pro Property

This table shows the volume of gas sold (net of usage to fuel compressors); and average sales prices for gas sold and average production costs calculated on a per mcf basis, for Hi-Pro production in 2004.

Year Ended December 31,
2004
Sales volume (mcf)	728,051
Average sales price per mcf(1)	$4.05
Average cost per mcf(2)	$3.19

(1)	Represents the weighted average of selling 92% of production at fixed contract prices and 8% at the market.

(2)	Includes direct lifting costs (labor, repairs and maintenance, materials and supplies, workover costs, insurance and property, gathering, compression, marketing and severance taxes).

Acquisition and Exploration Capital Expenditures - All Properties Through December 31, 2004

From inception on November 1, 1999 through December 31, 2004, RMG incurred net acquisition (purchase price and holding costs) and exploration costs (drilling and completion) on CBM properties of approximately $8,897,300, which does not include approximately $2,500,000 funded by CCBM on RMG's behalf for leasehold, drilling and completion costs. Unproved properties on the balance sheet at December 31, 2004 reflect the reduction (by $5,706,600) to reflect the reduction of the full cost price as a result of principal payments made by CCBM under its agreement with RMG and by payments from other industry partners. The foregoing does not include $957,700 spent by RMG on properties transferred to Pinnacle, which we recorded at December 31, 2003 as an investment in Pinnacle.

The following table shows certain information regarding the gross costs incurred by RMG.

	Year Ended	Year Ended	Seven Months Ended	Year Ended
	December 31,	December 31,	December 31,	May 31,
	2004	2003	2002	2002
Acquisition costs	$ 6,613,900	$ 107,100	$ 936,200	$ 192,600
Development	1,642,600	158,300	97,200	87,400
	$ 8,256,500	$ 265,400	$ 1,033,400	$ 280,000

The acquisition costs included amounts paid for properties, delay rentals, lease option payments, and general and administrative costs directly attributable to the acquisitions.

The recorded amounts for acquisition and exploration of $8,256,500, $265,400, $1,033,400 and $280,000 represent 26.9%, 1.1%, 3.6% and 1.0% of total assets at December 31, 2004, 2003 and 2003, and May 31, 2002.

We use the full-cost method of accounting for gas properties. Under this method, all acquisition and exploration costs are capitalized in a "full-cost pool" as incurred. Depletion of the pool will be recorded using the unit-of-production method. To the extent capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes exceed the present value (using a 10% discount rate) of estimated future net pre-tax cash flows from proved gas reserves as established by reserve reports, the excess costs will be charged to operations.

All acquisition and exploration costs for a property are capitalized until such time as proven reserves can be established, or not, for the property. If no proven reserves are established, those capitalized costs will be transferred to the amortization basis and be subject to an impairment test. To the extent proven reserves are established for an exploration property to be less than such costs, the costs will be written-down to the amount of present value of the proven reserves. In this event, assets would decrease and expenses would increase. Once incurred, a write-down of gas properties can't later be reversed.

In addition, if future exploration work (in particular the larger prospects) is delayed because of lack of capital or permitting delays, or both, with the result that it cannot be established whether or not proved reserves exist on the properties, the exploration costs for those properties would be written-off.

Coalbed Methane Properties

As of the filing of this Annual Report, we hold leases and options to develop approximately 237,200 gross mineral acres (including 49,493 acres under option - see "Oyster Ridge" below) under leases from the United States Bureau of Land Management, the states of Wyoming and Montana, and private landowners.

Prospects are evaluated for CBM potential using available public and industry data, taking into account proximity to other positions held by RMG and existing or planned gas transmission lines, and whether drilling and production permits can be obtained. Well drilling and testing is done by outside contract drilling companies. Drilling results (cores, gas and water flow rates, and other data) are evaluated by RMG staff, using customary technical methods, to determine if any coal zones encountered should be completed for production. Completion requires setting casing pipe down to the coal zone(s), installing pumps, and installing and setting up the necessary surface equipment (for example, water disposal lines and water holding tanks and/or holding ponds for evaluation wells, pending production permitting), and dewatering the well sufficiently so production can start. The decision whether to complete the well is made by the executive officers of RMG.

Productive Wells

  At December 31, 2004, gross and net productive wells were as shown in the following table. A “productive well” is a well which is producing (or demonstrated to be capable of production but is shut in).

Project	Gross	Net
Hi-Pro Field
North	92	79
South	100	41
Total	192	120

Drilling Activity

The following table shows drilling activity for the two fiscal years ended December 31, 2004 and 2003, from RMG’s inception to December 31, 2004, and total wells at March 15, 2005. The data includes wells which have been plugged and abandoned.

Prospect	Twelve Months Ended 12/31/04	Twelve Months Ended 12/31/03	Inception to 12/31/04	Total Wells at 2/14/05
Castle Rock(2)	4	0	26	26
Oyster Ridge(3)	8	0	15	15
Hi-Pro(1)	4	0	4	4
Total	16	0	45	45

(1)	Does not include any wells drilled by Hi-Pro Production LLC before November 1, 2003, which wells with associated acreage were purchased by RMG in January 2004.
(2)	Includes 12 wells that have been plugged and abandoned.
(3)	Includes 3 wells that have been plugged and abandoned.

Acreage

Acreage as of March 15, 2005 is:

	Total
Property	Gross	Net (RMG)
Castle Rock	123,520	48,772
Oyster Ridge(1)	64,677	40,375
Hi-Pro	49,009	39,521
Total	237,206	128,668

(1) Data for Oyster Ridge assumes we will earn some of the acreage under a drill-to-earn agreement with Anadarko and another oil and gas company. See "Description of Prospects - Oyster Ridge" below.

Under a 2001 agreement, CCBM agreed to pay up to $5,000,000 for drilling and completing CBM wells on the properties owned by RMG and CCBM. This drilling commitment was completed by December 31, 2004. Pursuant to the agreement with CCBM, we have a carried working interest in all of the wells drilled with the CCBM drilling fund on properties owned in July 2001 (after the Pinnacle transaction), including the Castle Rock and Oyster Ridge properties. CCBM has the right to participate up to 50% of the working interest in CBM properties we acquire until the AMI expires on June 30, 2005. We will not receive carried interests from CCBM in future wells on any properties. Also pursuant to the 2001 Agreement, CCBM has bought a 25% working interest in the Anadarko Portion of Oyster Ridge and a 6.25% working interest in Castle Rock.

RMG's leases of United States Bureau of Land Management ("BLM"), state and fee lands will require annual cash payments of approximately $347,500 in 2005 ($206,900 for RMG's portion) to keep undeveloped CBM leases.

Description of Prospects

Leases of federal mineral rights are obtained from the BLM and expire from 2005 to 2009, unless RMG establishes production on the lease, in which event the lease is held so long as CBM or other gas or oil is produced. A royalty interest of 12.5% on the production is paid to the BLM. State leases expire from 2005 to 2009 in Wyoming and Montana, unless RMG establishes production on the lease, in which event the lease is held so long as CBM or other gas or oil is produced. The royalty paid to the State of Wyoming is from 12.5% to 16.67%, and 12.5% to the State of Montana. Annual renewal fees for non-producing Federal leases is $1.50 to $2.00 per acre, and $1.00 and $2.75 for non-producing Wyoming and Montana state leases.

An environmental group has filed a lawsuit against the BLM, RMG and others, challenging the validity of numerous BLM leases in the Powder River Basin of Montana. See Item 3, "Legal Proceedings."

Leases on private (fee) land for CBM and conventional gas expire at various times from 2005 to 2009, and are held so long as the wells are capable of production on the lease. The landowner is paid a royalty from production of 12.5% to 20.0%, depending on the lease terms.

Castle Rock: The Castle Rock project consists of 123,520 gross and 48,772 net acres located in the northeastern portion of the Powder River Basin of Montana, west of Broadus, Montana. Coals present are in the Tongue River member of the Fort Union formation and appear comparable to coals currently being developed by other operators south of the Castle Rock acreage near the Montana/Wyoming border. Currently, there are no pipelines in this area.

Oyster Ridge: The Oyster Ridge project consists of two acreage positions: (1) 46,896 gross acres located in southwestern Wyoming in the Ham's Fork Coal Field adjacent to the Green River Basin; RMG and CCBM have a 100% working interest (75% RMG and 25% CCBM) in 15,185 gross acres within this position, and earn-in rights on 31,711 gross acres held by Anadarko Petroleum, Inc.; and (2) 17,781 gross acres held by another oil and gas company (the "Other Party"), which are at the north and south ends of the Anadarko acreage.

The area is prospective for CBM from the Kemmerer and Adaville coals. The Kern River pipeline, which services southern California, crosses the property. Through December 31, 2004, $1,608,400 has been spent on drilling and completion at Oyster Ridge. RMG is the operator for all the acreage.

(1)    Anadarko Petroleum, Inc. is successor to Union Pacific Land Resources Corporation, which sold the acreage subject to UPLRC's back-in option to third parties, from whom RMG acquired the acreage in December 1999.

The agreement with Anadarko is a drill-to-earn-acreage agreement: We must drill at least four wells each year, each on a new section (640 acres), to earn a lease on each drilled section. Wells drilled by us (with CCBM), have earned 3,200 acres. Four of the 2004 wells were drilled to the Frontier coal and four were drilled to the Adaville coal. These wells warrant further testing and the drilling of more exploratory wells.

31,711 gross acres in the Oyster Ridge project are subject to an option held by Anadarko Petroleum, Inc. to participate as a 25% working interest owner on all wells drilled each year. Anadarko has not yet elected to participate, and has no working interest in the wells drilled to date on this prospect. If Anadarko elects to participate in the future, working interest ownership in affected wells would be 56.25% RMG, 18.75% CCBM, and 25% Anadarko.

(2)    In February 2005, RMG signed an exploration and participation agreement to earn a 65% working interest from the Other Party in 17,781 gross mineral acres held by the Other Party under federal and Wyoming state leases. This agreement replaces a 2004 agreement between the parties.

The earn-in agreement is through December 31, 2011 if not terminated sooner. The agreement has two phases:

Commitment wells. On or before August 15, 2005, RMG will commence to drill, case and complete (at its sole expense) four CBM wells (at least one in the Frontier coal), each on a 640 acre drilling block. RMG must spend at least $300,000 on the total of four wells. Upon completion of the four wells, RMG shall have earned 65% of the Other Party's interest in the drilling block and in one additional section offsetting that block. The Other Party's retained 35% interest in each well will be relinquished until RMG attains payout.

Development program. If the four commitment wells have been completed, RMG may elect to commit to an on-going drilling program, by drilling a minimum of five wells per year on unearned Other Party leases or in drilling blocks containing at least 50% of unearned Other Party lands. The development program is extendable in this manner for up to three additional one-year terms. Each development well will earn RMG 65% of the unearned Other Party leasehold in the drilling block, and in the unearned Other Party leasehold in one offsetting section located nearest to the drilling block.

At payout to RMG of its drilling and completion costs for each commitment well, the Other Party may then back-in for a 35% working interest in the drilling block or keep only its overriding royalty interest (from 3.5% to 5% depending on the acreage). At payout of the first development well in a drilling block, the Other Party may either back in for a 35% working interest in the well or keep only its overriding royalty interest. These elections would not apply to the extent the Other Party elects to participate for a 35% working interest in any development well.

CCBM decided not to participate with us in the Other Party earn-in agreement.

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

CBM production is similar to conventional natural gas production in terms of the physical producing facilities. However, the subsurface mechanisms that allow gas movement to the wellbore are very different. Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. CBM is stored in four ways: 1) as free gas within the micropores (pores with a diameter of less than .0025 inch) and cleats (set of natural fractures in the coal); 2) as dissolved gas in water within the coal; 3) as absorbed gas held by molecular attraction on surfaces macerals (organic constituents that comprise the coal mass), micropores, and cleats in the coal, and 4) as absorbed gas within the molecular structure of the coal molecules. Coals at shallower depths with good cleat development contain significant amounts of free and dissolved gas while the percentage of absorbed methane generally increases with increasing pressure (depth) and coal rank. CBM gas is released by pressure changes when the water in the coal is removed. In contrast to conventional gas wells, new CBM wells initially produce water for several months. As the formation water pressure decreases, methane gas is released from the structure.

Methane production is a direct result of reducing the hydrostatic (water) pressure in the coal formation. Three principal stages are involved:

1.	Drill wells (typically eight or more in a 'pod') down to the same coal formation, in contiguous 80 acre spacing per well; test the water in the formation and test coal samples taken from the formation. Water testing determines if the geochemical environment of the coal seam is conductive to the formation of CBM.
2.	Install gathering lines to hook up and put wells on pump to "dewater" the coal formation. Hydrostatic pressure must be reduced to about 50% of initial pressure before enough data is obtained (water flow rates, CBM gas flows) to determine how much CBM the wells may produce. This dewatering stage may take 3 to 18 months, and in some instances 24 months (where there is no dewatering of the coal seam occurring from wells drilled by others on adjacent properties).
3.	Installing (or have a transmission company install) a compressor and transport lines to carry produced gas to a gas transmission line for sale to end users. Gas production starts gradually then continues to grow in volume as hydrostatic pressure is reduced; optimal production won't occur until hydrostatic pressure is reduced approximately 90% from initial levels.

Coalbed Methane Well Permitting

Operators drilling for CBM are subject to many rules and regulations and must obtain drilling, water discharge and other permits from various governmental agencies depending on the type of mineral ownership and location of the property. Intermittent delays in the permitting process can reasonably be expected throughout the development of all RMG projects. As with all governmental permit processes, there is no assurance that permits will be issued in a timely fashion or in a form consistent with the plan of operations.

Drilling and production operations on our Powder River Basin ("PRB") leases in Wyoming and Montana are subject to environmental rules, requirements and permits issued by various federal authorities for drilling and operating on all land, regardless of ownership, and state and local regulatory agencies for land owned by the state or in fee by private interests. The primary Federal agency with related responsibilities is the BLM which has imposed environmental limitations and conditions on CBM drilling, production and related construction activities on federal leases in the PRB. These conditions and requirements are imposed through Records of Decision issued pursuant to Environmental Impact Statements ("EIS"). The BLM may also impose site-specific conditions on development activities, such as drilling and rights-of-way for the construction of roads, before it approves required applications for permits to drill and plans of development.

In April 2003, the BLM issued Records of Decision finalizing two impact statements: The Powder River Basin Oil and Gas EIS for the Wyoming portion of the basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and Billings Resource Management Plans in Montana. Together, the impact statements authorize the development of some 77,000 CBM gas wells in the Powder River Basin, most of which would be drilled on the Wyoming side of the basin.

With the EIS completed, the BLM will be able to consider drilling or development proposals in the geographic areas studied, however, before any permits are approved, the BLM will conduct an additional round of environmental review to identify site-specific environmental impacts and appropriate mitigation measures. Three lawsuits have been filed challenging the Record of Decisions, however, no stays have been issued. See Item 3, “Legal Proceedings - Rocky Mountain Gas, Inc.”

The state-based environmental agencies have primary jurisdiction over the issuance of permits related to drilling, land, air quality and water discharge. These agencies are:

1	Wyoming Department of Environmental Quality ("WDEQ")
2	Wyoming Oil and Gas Conservation Commission ("WOGCC")
3	Montana Department of Environmental Quality ("MDEQ")
4	Montana Board of Oil and Gas Conservation ("MBOGC")

While the BLM is primarily responsible for issuing broad-based EIS's for each state, its jurisdiction over related matters and the actual issuance of drilling permits is primarily reserved for federal leases. Permits for drilling on state or fee owned land are issued by the WOGCC and MBOGC.

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

The DEQs are primarily responsible for issuing air quality and water discharge permits, among other things. Water disposal has been and is expected to continue to be a significant issue, particularly with respect to CBM gas production, which typically entails substantial water production at least during the dewatering phase of completion of a new well. The primary issue of concern is the salinity content in the produced water, which is measured by the sodium absorption ratio ("SAR"), which, depending upon a location, can range from slightly less than that in surface water to a substantially greater amount. Due to the discrepancies of the SAR content found in water from CBM wells, the disposal of this water is tightly regulated. If the SAR content is low, the water may be used for irrigation, livestock drinking water or even as a water supply for cities. If the SAR content is higher, the water quality does not merit use for drinking water or irrigation and, under these measures, the DEQ has outlined various other methods of water disposal. Man-made reservoirs may also be built near the wells, enabling the wells to drain their water into the ponds (called surface discharge). Additionally, there might be drainages which the produced water can flow into. Finally, the water might be reinjected through wells into the ground below levels from which the water was produced. Thus far, the vast majority of associated water produced has been discharged on the surface, primarily captured in reservoirs and ponds and allowed to evaporate or permeate into the ground.

Overall, RMG has not experienced any difficulty in obtaining air quality and water discharge permits from the WDEQ, and those permits are in place for the Hi-Pro properties. RMG has not yet applied for such permits in Montana.

The following summarizes permits now in place.

Prospect	Remaining Permits
Castle Rock	0
Hi-Pro	8
Oyster Ridge	7

Total	15

Drilling permits issued by the State of Wyoming allow one year for drilling completion; permits issued by the State of Montana allow six months.

Once drilled, all wells producing water in Wyoming are subject to a National Pollution Discharge Elimination System ("NPDES") permit relating to water testing and discharge. All wells in the Castle Rock project also remain subject to the Montana Board of Oil and Gas Commission approval. Upon completion of drilling, wells are subject to monthly reporting regarding status and production to the respective state agencies in which they are located.

Due to the low pressure characteristics of coalbeds, the production of CBM is dependent on the installation of multi-stage compression facilities. Gas is gathered from the wells, and transported to a low level compression station, then on to a high level compression station and finally to the transmission pipeline. The water is commonly collected through another pipeline from each of the wells and either discharged directly into the stream channel or pumped to a surface reservoir.

Companies involved in CBM production generally outsource gas gathering, compression and transmission. RMG will likely continue to outsource most of their compression to third parties at fixed charges based on volume transported.

Gas Markets

Gas production from the Powder River Basin is significant. Since this area is sparsely populated, most of the gas must be exported to distant markets. The existing Wyoming pipeline infrastructure is already substantial and continues to expand with gathering systems and intrastate lines, yet is ultimately dependent on large interstate pipelines. With the exception of a portion of the gathering systems, this pipeline system is typically owned and operated by independent mid-stream energy companies, rather than oil and gas operators. The pipelines generally will not be financed and constructed until appropriate amounts of gas have been proven and committed for transport on the new lines. While the total current take way capacity from the PRB is approximately 1.25 billion cubic feet per day (Bcfd), excess capacity over current production rates does not exist in all locations and not all producers have a ready market for the sale of their gas at all times. Some major producers in the region reserve portions of pipeline capacity beyond their current requirements, resulting in less than stated maximum capacity being available for other producers. In addition, total stated capacity is unavailable at times as pipelines are shut down for maintenance or construction activities.

Based on the existing pipeline systems and the gas sales markets in its area of operations in Wyoming, RMG expects that, at least for the next few years, the markets in which it sells its gas, and the spot prices to which it will be subject, will be dependent upon three major sales points:

1	The Colorado Interstate Gas ("CIG") station near Cheyenne in southeastern Wyoming which primarily feeds regional markets or markets in the Midwest.

2	The Ventura market ("Ventura") located in Ventura, Iowa, which prices gas on the Northern Border pipeline where it interconnects with Northern Natural Gas and feeds markets in the Northern plains and Midwest.

3	The Opal market ("Opal") in southwestern Wyoming, which delivers to the Kern River pipeline for delivery to Utah, Nevada, Arizona and California.

Pipelines That Serve the CIG Market

Two large diameter intrastate pipeline, the Fort Union and the Thunder Creek, were constructed in the Basin in 1999, and gathering system infrastructure has continued to grow significantly. These two major intrastate pipelines currently provide almost 1.1 Bcfd capacity, flowing south out of the Basin to the CIG Hub in Southeast Wyoming.

•	Fort Union. The Fort Union Gas Gathering pipeline consists of a 106 mile, 24 inch, 434 Mmcfd capacity line completed in August 1999 and a 20" pipeline with a capacity of 200 Mmcfd completed in September 2001. It is believed that capacity could be increased by another 200 Mmcfd by adding additional compression to this line.

•	Thunder Creek. Thunder Creek Gas Services pipeline is a 126-mile, 24 inch pipeline which commenced operations on September 1, 1999 with a capacity of 450 Mmcfd.

The Hi-Pro production is delivered to the Thunder Creek pipeline where it is carried south and delivered to the CIG market.

El Paso Corporation's subsidiary Cheyenne Plains Gas Pipeline Co. received approval from the Federal Energy Regulatory Commission in March 2004 for construction of a new 380 mile pipeline from Cheyenne, Wyoming to Greensburg, Kansas, with a capacity of 560 Mmcf per day. Cheyenne Plains has announced its intent to apply to the FERC for permission to enlarge the line to handle 760 Mmcf per day. This line, with the enlarged capacity, was placed in-service in 2005, and may help further narrow the negative price differential for CIG prices compared to national prices.

Pipelines That Serve the Ventura Market

There are currently only two significant pipelines capable of transporting gas out of the Basin to the north, the Bitter Creek pipeline, which connects with the Northern Border interstate pipeline and the Grasslands pipeline. Descriptions are as follows:

•	Bitter Creek. The Bitter Creek pipeline is owned by Williston Basin Interstate Pipeline Company ("WBI"), a subsidiary of MDU Resources Group, Inc. It was completed in 2001 with initial capacity of 150 Mmcfd.

•	Grasslands. In response to the need for expandable access to the Ventura market, the Grasslands pipeline, also owned by WBI, went into service in November 2003. It is a 245 mile, 16 inch line with an initial capacity of 80 Mmcfd and reportably is expandable to 200 Mmcfd.

The Opal Market

The Opal market, in southwestern Wyoming, is a major pipeline connection point, with several intrastate and interstate lines connecting to the major interstate Kern River line with capacity of 1.73 Bcfd, delivering to markets in Utah, Nevada, Arizona and California. If the Oyster Ridge property is put into production, gas could be sold into this market.

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

The negative price differential in the prices realized by Powder River Basin producers in 2004, as compared to prices realized on the national gas market, ranged from 8% to 23%.

Inactive Mining Properties - Uranium

General. We have an interest in uranium-bearing property in Wyoming and participate in the cash flows of another in Utah, and in the Shootaring Mill in Garfield County Utah, and properties in proximity to the mill. All the uranium-bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, USE could develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities with nuclear powered electricity generating plants. Uranium concentrate spot prices have increased substantially to $22 per pound at March 23, 2005, compared to $10 in 2002. However, further increases to sustained higher prices will be needed to warrant putting the properties in production. All of the uranium properties are shut down; work is performed on the mines to prevent flooding and permitting work is done as needed (monitoring and reporting) to keep existing permits in effect.

Over a period of at least 18 months, substantial and expensive work would be required to put the uranium mines into production, including permitting, cleaning rock and other debris from shafts and tunnels, pumping water out of the mines, extending shafts and tunnels, and drill sampling to ascertain whether a commercially viable ore body exists on any of the properties.

A decision to put the uranium properties into production will depend upon uranium prices, mining and milling costs and the ability to raise the necessary funds.

At December 31, 2004, there are no values carried on the balance sheets for uranium properties.

However, we believe the uranium properties we now hold have significant value because uranium prices continue to rise and stabilize at higher prices. Our decision to proceed will be based on our efforts to raise capital through joint ventures or otherwise, to explore the properties further, and put the mines into production and refurbish the Shootaring Mill in Utah. To that end, we have signed an agreement to sell a 50% interest in the Sheep Mountain properties in Wyoming and enter into a joint venture agreement for those properties (and others to be acquired) with Bell Coast Capital Corp., now named Uranium Power Corp. ("UPC"), and a separate agreement to lease and acquire more uranium properties in Utah.

Sheep Mountain - Wyoming

Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming. From December 31, 1988 to June 1, 1998, these properties were held by Sheep Mountain Partners ("SMP") a Colorado general partnership. In February 1988, Crested and USE acquired from Western Nuclear, Inc. unpatented lode uranium mines, mining equipment and mineralized properties (including underground and open pit mines) at Crooks Gap in south-central Fremont County, Wyoming. The mines were first operated by Western Nuclear in the 1970s. USECC mined and milled uranium ore from one of the underground Sheep Mines in 1988 and 1989. In December 1988, USECC sold 50 percent of the interest in the Crooks Gap properties to a subsidiary of Nukem, Inc. and formed Sheep Mountain Partners ("SMP"), in which USECC received an undivided 50 percent interest.

On June 1, 1998, the Crested and USE received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of certain disputes with Nukem, Inc. Other of those disputes remain in litigation - see Item 3, "Legal Proceedings."

We have recorded reclamation liabilities for the SMP properties (see note K to the consolidated financial statements). All historical costs in the SMP properties were offset against a monetary award which was received from Nukem during fiscal 1999. Permits are in place only for standby maintenance of the mines and discharge of waste water pumped from the mines.

At the filing date of this report, we own 139 unpatented lode mining claims and a 644 acre Wyoming State Mineral Lease on Sheep Mountain in the Crooks Gap area.

UPC Joint Venture

Purchase and Sale Agreement. On December 8, 2004, USE and Crested entered into a Purchase and Sale Agreement (the “agreement”) with Bell Coast Capital Corp. now named Uranium Power Corp. ("UPC"), a British Columbia corporation (TSX-V “UCP-V”) for the sale to UPC of an undivided 50% interest in the Sheep Mountain properties. A summary of certain provisions in the agreement follows.

The initial purchase price for the 50% interest in the properties is $4,050,000 and 4,000,000 shares of common stock of UPC, payable by installments.

Initial cash and equity purchase price:

October 29, 2004	$ 175,000	Paid

November 29, 2004	$ 175,000	Paid

June 29, 2005	$ 500,000	and 1,000,000 common shares of UPC stock

June 29, 2006	$ 800,000	and 750,000 common shares of UPC stock

December 29, 2006	$ 800,000	and 750,000 common shares of UPC stock

June 29, 2007	$ 800,000	and 750,000 common shares of UPC stock

December 29, 2007	$ 800,000	and 750,000 common shares of UPC stock

Total	$ 4,050,000	4,000,000 common shares of UPC stock

The cash portion of the initial purchase price will be increased by $3,000,000 (in two $1,500,000 installments) after the uranium oxide price (long term indicator) is at or exceeds $30.00/lb for four consecutive weeks (the “price benchmark”). If the price benchmark is attained on or before April 29, 2006, the first installment will be due six months after price attainment (but not before April 29, 2006). If the price benchmark is attained after April 29, 2006, the first installment will be due six months after attainment. In either event, the second installment will be due six months after the first installment is due. These payment obligations will survive closing of the purchase of the 50% interest in the properties; if the installments are not timely paid, UPC will forfeit all of its 50% interest in the properties, and in the joint venture to be formed.

Crested and USE, and UPC, will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

Closing of the agreement is required on or before December 29, 2007, with UPC’s last payment of the initial purchase price (plus, if applicable, the increase in the cash portion). At the closing, UPC will contribute its 50% interest in the properties, and Crested and USE will contribute their aggregate 50% interest in the properties, to the joint venture (see below), wherein UPC and Crested/USE each hold a 50% interest.

UPC will contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). Crested/USE, and UPC, each will be responsible for 50% of costs on each project in excess of $500,000.

UPC may terminate the agreement before closing, in which event UPC (i) would forfeit all payments made to termination date, (ii) lose all of its interest in the properties to be contributed by USE/Crested under the agreement and (iii) be relieved of its share of reclamation liabilities existing at December 8, 2004.

- Mining Venture Agreement

As of April 11, 2005, the company and Crested (as the USECC Joint Venture) signed a Mining Venture Agreement with UPC to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. The joint venture generally covers uranium properties in Wyoming and other properties identified in the USECC Joint Venture uranium property data base, but excluding the Green Mountain area and Kennecott’s Sweetwater uranium mill, the Shootaring Canyon uranium mill in southeast Utah (and properties within ten miles of that mill), and properties acquired in connection with a future joint venture involving that mill.

The initial participating interests in the joint venture (profits, losses and capital calls) are 50% for the USECC Joint Venture and 50% for UPC, based on their contributions of the Sheep Mountain properties. Operations will be funded by cash capital contributions of the parties; failure by a party to fund a capital call may result in a reduction or the elimination of its participating interest. In addition, a failure by UPC to pay for its 50% interest in the Sheep Mountain properties may result in a reduction or the elimination of UPC’s participating interest. A budget of $567,842 for the seven months ending December 31, 2005 has been approved, relating to reclamation work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. A substantial portion of this work will be performed by (and be paid to) USECC Joint Venture as manager.

The manager of the joint venture is the USECC Joint Venture; the manager will implement the decisions of the management committee and operate the business of the joint venture. UPC and the USECC Joint Venture each have two representatives on the four person management committee, subject to change if the participating interests of the parties are adjusted. The manager is entitled to a management fee from the joint venture equal to a minimum of 10% of the manager’s costs to provide services and materials to the joint venture (excluding capital costs) for field work and personnel, office overhead and general and administrative expenses, and 2% of capital costs. The manager may be replaced if its participating interest becomes less than 50%.

The preceding is a summary of certain provisions of the Mining Venture Agreement and the Purchase and Sale Agreement, and is qualified by reference to those agreements which are filed as exhibits to this Annual Report.

Utah

In August 1993, USE purchased from Consumers Power Company ("CPC") all of the outstanding stock of Plateau, which owns the Shootaring Mill, a uranium processing mill in southeastern Utah for nominal cash consideration and the assumption of various reclamation obligations. The Shootaring Mill holds a source materials license from the NRC.

The Shootaring Mill, in southeastern Utah, occupies 19 acres of a 265 acre plant site. The Shootaring Mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer of 1982. In 1984, Plateau (now a wholly-owned subsidiary of USE) placed the mill on standby because CPC had canceled the construction of an additional nuclear energy plant. Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site.

In 2003 and 2004, reclamation work on uranium properties (the Tony M, Velvet, and Woods Complex, then held by Plateau in San Juan County, Utah) was completed. Plateau had relinquished these properties in 2003 and 2004, but has subsequently leased the Velvet from a third party who staked unpatented mining claims on the property (see below).

With recent improvements in uranium concentrate prices, Plateau has obtained an extension to January 2007 to commence reclamation work at the mill (reclamation costs are bonded, see Note K to the financial statements). Plateau has filed a request with the State of Utah for a permit and licenses to put the mill in operating status.

The Shootaring Mill is owned by Plateau Resources Limited ("Plateau"), a subsidiary of USE. Crested has a 50% interest in Plateau’s cash flows. The Shootaring Mill was designed to process 750 tons of material per day (tpd) and should be capable of operating at 1,000 tpd, once refurbishing is completed.

When refurbished and the operational license is issued, the Shootaring Mill will have the capacity to produce 1.5 million pounds of uranium concentrates annually depending on the grade of material fed to the Shootaring Mill. It will cost at least $25 million to modify the Shootaring Mill’s tailings cell to Utah standards; post additional reclamation bonding; and complete other Shootaring Mill upgrades before production can begin. Additionally, a circuit to process the vanadium which is contained in almost all of the mineralized material is planned to be added to the Shootaring Mill.

Except for the lower grade mineralized material which has been stockpiled at the Shootaring Mill for over ten years, the grades of materials controlled at other properties in the vicinity have not been determined. Until such grades have been established with drilling and testing, and a feasibility study completed on the properties to determine the economics of running the Shootaring Mill to process these materials, we cannot determine if the properties contain any uranium reserves. In any event, the feasibility of the mines, and therefore of operating the Shootaring Mill, will be dependent on sustained high prices for uranium concentrates, and overall, the grades of material available for processing being economic (containing sufficient uranium) at such sustained high prices.

Once required financing is in place, the work is planned to be completed in approximately 18 months after the operating license is granted by the State of Utah, but unforeseen causes may delay the project. Efforts are underway while going through the State of Utah permitting process to raise the necessary financing for the project. However, financing terms have not been finalized, and we cannot predict if and when the financing will be completed.

In addition to the Shootaring Mill site, Plateau holds approximately 200 unpatented lode mining claims which have been acquired through a December 2004 agreement with a third party. Under this agreement, all of the uranium properties currently controlled or owned by the third party have been leased to Plateau (including the Velvet mine, currently shut down), and the third party will assist Plateau in locating additional uranium mineral properties for lease or purchase by Plateau. In return, the third party and Plateau will negotiate a contract mining agreement for the third party to mine and deliver uranium material from those properties to the Shootaring Mill for processing, and pay the third party for that material. In addition to purchasing the material, Plateau will pay the third party a 2.5% gross royalty of the value received by Plateau for uranium concentrates and vanadium recovered at the mill from such material. Plateau has agreed to fund the development of the uranium properties on a project-by-project basis, on terms and in amounts to be agreed upon with the third party.

Included in the properties acquired under the third party agreement is the Velvet Mine, located approximately 178 miles from the Shootaring Mill, which was developed in the 1970s. The prior owner drove several miles of access tunnels (adits) and drifts (access tunnels) and mined material from the workings.

Inactive Mining Properties - Gold

Sutter Gold Mining Inc. In fiscal 1991, USE acquired an interest in gold properties located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name we use for the properties) was owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"). SGMC has been acquired by Globemin Resources Inc., a TSX-V listed company, in a reverse takeover stock exchange transaction in 2004. Globemin has changed its name to Sutter Gold Mining, Inc. ("SGMI"). For information on ownership in SGMI by employees and director of USE, see Part III of this report.

This property has never been in production. We do not have a current feasibility study to support a determination that the Lincoln Project contains gold reserves.

SGMC has taken impairments (write-downs), in the 1990s, totaling $13,098,900, of the carrying value of its gold properties. These two impairments wrote off almost 85% of the investment. We determined that we could not produce gold from these properties at a profit as a result of low market price for gold at the time. This resulted in no value allocated to the Lincoln Project; the remaining assets relating to this property include raw land which is no longer needed for mining activity, and buildings and equipment.

Due to the depressed gold prices in the past, litigation (since resolved) and lack of funding, SGMI has deferred the start of construction of a gold mill complex and extension of existing underground workings. A tourist visitor's center has been set up (see below) and leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. The conditional use permit is being kept current as necessary to allow for planned mining activities on the properties in the future.

Properties. SGMI holds approximately 535 acres of surface and mineral rights near Sutter Creek, Amador County, California. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 mile outside of Sutter Creek.

Surface and mineral rights holding costs, and property taxes, will be approximately $130,000 and $9,900 respectively, for 2005.

The leases are for varying terms and require rental fees, annual royalty payments and payment of real property taxes and insurance.

The Lincoln Project has been the subject of considerable modern exploration activity, most of it centering on the Lincoln and Comet zones, which are adjacent to each other. A total of 85,085 feet of drilling have been accomplished in prior years, with 190 diamond drill holes, and modern underground development consists of a 2,850-foot declined ramp with 2,400 feet of crosscuts plus four raises.

SGMI plans to begin further exploration work and the construction of a new raise to comply with U.S. Mine Safety Health Administration regulations and improve ventilation.

Permits. The Amador County Board of Supervisors has issued a Conditional Use Permit ("CUP") allowing mining and milling of up to 1,000 tons per day, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. Application has been made to the California regulatory authorities, to store de-watered tails at a dry stacked surface fill unit, and also use mill tailings for mine back fill. This permit is the final major permit required for the project; a decision is expected in second quarter 2005.

Visitor's Center. The visitor's center, operated by a third party, is an exhibit of the pictures and memorabilia from mining operations on other properties in the Sutter district in the nineteenth century, and a guided tour of the underground workings at the Lincoln Project. Revenues from this tourist operation were $40,300 for 2004, $48,800 for 2003, $26,500 for the seven months ended December 31, 2002, and $41,200 in (former) fiscal year ended May 31, 2002, and are included in "real estate" in the consolidated statements of operations included in this report. These revenues offset a portion of costs for holding the Sutter properties.

Molybdenum

In 1974, 1977 and 1987, Crested and USE leased and then sold various mining claims and mines near the town of Crested Butte, Colorado, to AMAX Inc. of Greenwich, Connecticut. AMAX Inc. (acquired by Cyprus Minerals Company and renamed Cyprus Amax Minerals Company in November 1993, then later acquired by Phelps Dodge) delineated a deposit of molybdenum on the leased claims containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties of Crested and USE.

Since June 2002, Crested and USE have been in litigation with Phelps Dodge concerning the properties and related agreements. In late 2004 and February 2005, the U.S. District Court issued orders in the litigation (see Item 3 - "Legal Proceedings"). Although additional rulings are expected concerning water rights associated with the properties, we expect to receive back from Phelps Dodge, in 2005, the patented and unpatented lode mining claims which contain the molybdenum deposit, as well as a mine water discharge treatment plant located on those properties. Later in 2005, we expect to be receiving clarification from the Colorado Department of Public Health and the Environment (which has jurisdiction over how the treatment plant is operated to comply with environmental laws) as to our responsibilities to operate the plant. Plant operating costs, for which we will be responsible, will likely exceed $1,000,000 annually.

For more than 20 years, Phelps Dodge and its predecessor companies worked on a mine plan for the Mt. Emmons property, obtaining rights to the water necessary to mine and process molybdenum, and obtaining other permits necessary to put the property into production. We do not know why Phelps Dodge, one of the largest international mining companies, decided to cease trying to put the Mt. Emmons property into production, although the fact that Phelps Dodge is producing molybdenum from other mines may have been a factor in their decision.

In light of the rebound in molybdenum oxide prices to the $30 - $35 per pound range in March 2005 (compared to an average of approximately $3.25 per pound over the last several years), we may seek joint venture partners to work on a new mine plan and obtain the permits required to put the property into production. In this scenario, the properties would be transferred to a new subsidiary of Crested and USE, U.S. Moly Corp., then the subsidiary would seek to raise capital for the project and enlist large mining companies or other entities to enter into a joint mining venture. See Part III to this Annual Report. Ownership of the subsidiary subsequently would be reduced to the extent additional shares are sold to investors.

Development of the Mt. Emmons property for mining will require extensive capital and a long time to implement. We would have to obtain that capital through equity financing and/or a joint venture or other arrangement, however, we have no such arrangements as of the date of this Annual Report and may not obtain such. Reportedly, the mine plan of Phelps Dodge and its predecessor companies encountered opposition from local and environmental groups, and that opposition likely will continue, as Mt. Emmons is located close to Crested Butte, Colorado, a year round recreation area. Even with the resources of a joint venture partner, successful resolution of various issues arising with local and environmental groups is not assured.

Oil and Gas and Other Properties

Fort Peck Lustre Field (Montana). We operate a small oil production facility (two wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana. We receive a fee based on oil produced. This fee and other assets of the Company collateralize a $750,000 line of credit from a bank.

Wyoming. The Company and USE own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to non-affiliates and government agencies; the second floor is occupied by the Company. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties.

The Company also owns a fixed base aircraft facility at the Riverton Regional Airport, including a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This facility is on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. The aircraft fueling operation to the public was shut down late in fiscal 2002.

The Company owns three mountain sites covering 16 acres in Fremont County, Wyoming. In Riverton, Wyoming, the Company owns four city lots and improvements including two smaller office buildings.

Colorado. USECC owns 175 acres of undeveloped land near Gunnison, Colorado.

Utah. On August 14, 2003, USE's wholly-owned subsidiary Plateau Resources Limited (and Plateau's wholly-owned subsidiary Canyon Homesteads, Inc.) sold all of the outstanding stock of Canyon Homesteads to The Cactus Group, LLC, for $3,470,000: $349,250 cash and $3,120,750 with The Cactus Group's five year promissory note. The note is secured with all the assets of The Cactus Group and Canyon (and is personally guaranteed by the six principals of The Cactus Group). The note is payable monthly (with annual interest at 7.5%) with a $2,940,581 balloon payment due in August 2008.

The sold properties are in Ticaboo, Utah, near Lake Powell, and included a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties had been acquired when the Shootaring Mill was acquired in the early 1990s.

RESEARCH AND DEVELOPMENT

No research and development expenditures have been incurred, either on the Company's account or sponsored by customer, during the past three fiscal years.

ENVIRONMENTAL

General. Operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming, Wyoming's mine permitting statues, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations also impact us. Similar law and regulations in California affect SGMI operations and Utah laws and regulations effect Plateau's operations.

Management believes the Company complies in all material respects with existing environmental regulations.

As of December 31, 2004, we have recorded estimated reclamation obligations of $8,027,400. We anticipate paying for those reclamation efforts over several years. For further information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see note K to the consolidated financial statements included with this Annual Report.

  Other Environmental Costs. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental law and regulations (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining. We do not anticipate that expenditures to comply with law regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on our competitive position.

Employees

As of the filing date of this Annual Report, USE had 35 full-time employees, including 11 working only for RMG. Persons who work only for RMG and Sutter Gold Mining Inc. are paid by USE. The expenses associated with USE's employees, including payroll taxes, fringe benefits and retirement plans is shared with the Company for all ventures in which it participates on a percentage ownership basis. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

Mining Claim Holdings

Title. Nearly all the uranium mining properties held by the Company are on federal unpatented claims. Unpatented claims are located upon federal and public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filing may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during time of falling metal prices, claims which were valid when located could become invalid if challenged.

Some of the Mt. Emmons claims which the Company expects to receive back from Phelps Dodge Corporation were patented by Phelps Dodge and others are unpatented claims.

Proposed Federal Legislation. The U.S. Congress from time to time has considered proposed revisions to the General Mining Law, which governs mining claims and related activities on federal public lands. If these proposed revisions were enacted, payment of royalties on production of minerals from federal lands could be required as well as new requirements for reclamation of mined land and other environmental control measures. The effect of any revision of the General Mining Law on operations cannot be determined until enactment, however, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

ITEM 3. Legal Proceedings

Material proceedings pending at December 31, 2004, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below. Other proceedings which were pending during the year have been settled or otherwise finally resolved.

Sheep Mountain Partners Arbitration/Litigation

In 1991, disputes arose between Crested/USE d/b/a/ USECC, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil Action No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded. In February 1994, all of the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

The Panel entered an Order and Award in 1996, finding generally in favor of Crested and USE on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS republics, and also awarded SMP damages of $31,355,070 against Nukem. Further legal proceedings ensued. On appeal, the 10th Circuit Court of Appeals ("CCA") issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem.

As a result of further proceedings, the U.S. District Court appointed a Special Master to conduct an accounting of the constructive trust. The U.S. District Court adopted the Special Master’s report in part and rejected it in part, and entered judgment on August 1, 2003 in favor of USECC and against Nukem for $20,044,183. In early 2004, the parties appealed this judgment to the CCA

On February 24, 2005, a three judge panel of the CCA vacated the judgment of the U.S. District Court and remanded the case to the Panel for clarification of the 1996 Order and Award. In remanding this case, the CCA stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits therefrom,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case."

The timing and ultimate outcome of this litigation is not predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Contour Development Litigation

On July 8, 1998, Crested and USE filed a lawsuit in the U.S. District Court of Colorado in Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. for substantial damages from the defendants for dealings in real estate owned by Crested and USE in Gunnison, Colorado. This litigation was settled in 2004 with Crested and USE receiving nominal cash and seven real estate lots in and near Gunnison. Two lots have been sold and five are for sale.

Phelps Dodge Litigation

Crested and USE were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

The litigation relates to agreements from 1974 when Crested and USE leased the mining claims to AMAX Inc., PD’s predecessor company. The mining claims cover one of the world’s largest and richest deposits of molybdenum, which was discovered by AMAX.

The June 19, 2002 complaint filed by PD and MEMCO sought a determination that PD’s acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, Crested and USE would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Mineral Co. USECC’s counter and cross-claims alleged that in 1999, PD formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest in Cyprus Amax and its subsidiaries (including MEMCO) and making Cyprus Amax a subsidiary of PD. Therefore, USECC asserted that the acquisition of Cyprus Amax by PD was a sale of MEMCO and the properties that triggered the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

The other issues in the litigation were whether USECC must, under terms of a 1987 Royalty Deed, accept PD's and MEMCO's conveyance of the Mt. Emmons properties back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. PD's and MEMCO's claim sought to obligate USECC to assume the operating costs of the water treatment plant. USECC asserted counterclaims against the defendants, including a claim for nonpayment of advance royalties.

On July 28, 2004, the Court entered an Order granting certain of PD's motions and denying USECC's counterclaims and cross-claims. The case was tried in late 2004.

On February 4, 2005, the Court entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Mt. Emmons properties under Paragraph 8 of the 1987 Agreement includes the transfer of ownership and operational responsibility for the Water Treatment Plant, and that PD does not owe USECC any advanced royalty payments. However, the Order did not address the NPDES permit.

NPDES permits are administered and regulated by the Colorado Department of Public Health and the Environment (“CDPHE”). The timing and scope of responsibilities for maintaining and operating the plant will be addressed by the CDPHE later in 2005.

USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights from the Colorado Supreme Court opinion (decided in 2002, finding that the predecessor owners of the Mt. Emmons property had rights to water to develop a mine), and any other appurtenant water rights, be conveyed to USECC. The motion is pending.

Rocky Mountain Gas, Inc. (RMG)

Litigation involving leases on coalbed methane properties in Montana

In April 2001, RMG was served with a Second Amended Complaint, in which the Northern Plains Resource Council ("NPRC") had filed suit in the U. S. District Court of Montana, Billings Division (No. CV-01-96-BLG-RWA) against the United States Bureau of Land Management (“BLM”), RMG, certain of its affiliates (including Crested and USE) and some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et. al. by the BLM in the Powder River Basin of Montana and for other relief.

In December 2003, Federal District Court Judge Anderson granted BLM’s and the other defendants Motion for Summary Judgment and ruled that BLM did not have to consider environmental impacts in an Environmental Impact Statement (“EIS”) prior to leasing because the 1994 Resource Management Plan (“RMP”) limited lease right to exploration and small scale development. On August 30, 2004, the Ninth Circuit Court of Appeals affirmed the District Court decision and held that the six-year statue of limitations precluded challenging the 1994 RMP and EIS. On February 10, 2005, NRPC's petition for rehearing or in the alternative petition for en banc hearing was denied by the Ninth Circuit Court of Appeals.

All of RMG's BLM Montana leases are held by RMG and are at least four years old. There is no record of any objections being made to the issue of those leases. We believe RMG’s leases were validly issued in compliance with BLM procedures, and do not believe the plaintiff’s lawsuit will adversely affect any of RMG’s BLM leases in Montana.

Lawsuits challenging BLM's Records of Decisions

There is a lawsuit currently pending in the Montana Federal District Court challenging BLM's Records of Decisions for the Powder River Basin Oil and Gas EIS for the Wyoming portion of the basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and Billings Resource Management Plans in Montana:

In April of 2003 NPRC and the Northern Cheyenne Tribe and Native Action (the “Tribe”) filed a suit against BLM challenging the April 2003 decision by BLM approving the Final Statewide Oil and Gas Environmental Impact Statement (FEIS) and proposed amendments to the RMP. On February 25, 2005 Federal District Court Judge Anderson dismissed all counts with the exception of the allegation that the FEIS is inadequate because it failed to consider any alternatives to full-field development and ruled that BLM’s failure to analyze a phased development alternative renders the FEIS inadequate. BLM will now be required to perform a Supplemental EIS (“SEIS”) examining a phased development alternative, which could take 18 months to complete.

On April 5, 2005 Federal District Court Judge Anderson rejected the Tribe’s request for a complete moratorium on CBM drilling in Montana and instead accepted BLM’s proposal that limited the number of Federal APDs issued by BLM to maximum of 500 wells per year, including federal, state and fee wells within a certain defined geographic area. The decision will prohibit BLM from issuing Federal wells in RMG’s Castle Rock property until the SEIS is completed, because it is not located with the defined geographic area. However, the decision does not limit the number of fee and state wells that can be approved in the Castle Rock property by the State of Montana. RMG will request BLM to extend the expiration date of the Federal leases for the period of the delay.

Neither the Company nor RMG is a party to this lawsuit. However, further permitting for federal CBM wells in Montana could be impacted until the issues have been resolved.

Litigation involving drilling

A drilling company, Eagle Energy Services, LLC filed a lawsuit against RMG for drilling services claiming $49,309.50 for non-payment in Civil Action No. C02-9-341. Eagle Energy’s bank, Community First National Bank of Sheridan, Wyoming, filed a similar suit for the same amount on an assignment from Eagle Energy against RMG in Civil Action No. CO2-9-328 in the 4th Judicial District of Sheridan County, Wyoming. In February 2005 RMG and Community First reached a full and complete settlement of Civil Action No. C02-9-328 and a Joint Motion to Dismiss with Prejudice is currently pending with the Court. RMG has also requested Eagle Energy to join in a Motion to Dismiss in Civil Action No. C02-9-341 because the claim was settled as noted above. Management believes that the ultimate outcome of the matters will not have a material effect on the Company’s financial condition or result of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

On September 2, 2004, the annual meeting of shareholders was held and four matters were voted upon.

1.    Re-election of five directors: Daniel P. Svilar, Michael D. Zwickl, Harold F. Herron, Keith G. Larsen and John L. Larsen. These directors were reelected for a term expiring at the next succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the re-election of the five directors, the votes cast were as follows:

Name of Director	For	Abstain

Daniel P. Svilar	15,515,043	134,431
Michael D. Zwickl(1)	15,514,248	135,226
Herrold F. Herron	15,515,118	134,356
Keith G. Larsen	15,516,018	133,456
John L. Larsen	15,519,218	130,256

(1)    Mr. Zwickl resigned in 2005.

2.    Amendment of the articles of incorporation to increase the number of shares of common stock authorized to be issued (from 20,000,000) to 100,000,000 - approved.

Votes For	Votes Against	Abstain *

15,411,539	228,444	20,491

3.    Amend the articles of incorporation to provide that directors may only be removed by vote of the shareholders for cause - approved.

Votes For	Votes Against	Abstain *

13,098,618	226,204	15,826

4.    Adopt a qualified incentive stock option plan and reserve 2,000,000 shares of common stock for issuance on exercise of options which may be granted, provided that at such time as options may be outstanding for 2,000,000 shares, the number of reserved shares shall be automatically increased to always equal not more than 20% of the issued and outstanding shares of the Company - approved.

Votes For	Votes Against	Abstain *

13,113,133	203,674	18,641

* Includes broker non-votes.

PART II

ITEM 5. Market For Registrant’s Common Equity and Related Stockholder Matters

(a)  Market information.

The principal trading market for the Registrant’s Common Stock, $.001 par value, is the over-the-counter market. Prices are reported by the National Quotation Bureau on Pink Sheets. The range of high and low bid quotations for the Common Stock is set forth below for each quarter in the two most recently completed fiscal years. Retail markup or markdown, or commissions, are not reflected.

	High	Low
Calendar year ended December 31, 2004
Fourth quarter ended 12/31/04	0.38	0.28
Third quarter ended 09/30/04	0.30	0.21
Second quarter ended 06/30/04	0.34	0.24
First quarter ended 03/31/04	0.36	0.25

Calendar year ended December 31, 2003
Fourth quarter ended 12/31/03	0.31	0.19
Third quarter ended 09/30/03	0.87	0.27
Second quarter ended 06/30/03	0.84	0.50
First quarter ended 03/31/03	0.54	0.44

(a)	Holders

(b)(1)    At March 31, 2005 there were 1,710 stockholders of record for Crested common stock.

(b)(2)   Not applicable.

(b)	Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested’s present or future ability to pay cash dividends, however, Crested intends to retain any earnings in the near future for operations.

(c)  During the year ended December 31, 2004, Crested issued 19,200 shares of its Common Stock to its outside directors for services rendered.

ITEM 6. Selected financial Data.

The following tables show certain selected historical financial data for Crested for the year ended December 31, 2004 and December 31, 2003, the seven months ended December 31, 2002 and December 31, 2001 and the three fiscal years ended May 31, 2002, 2001 and 2000. The selected financial data is derived from and should be read with the financial statement for Crested.

	December 31,				May 31,
	2004	2003	2002	2001	2002	2001	2000
				(unaudited)
Current assets	$3,800	$3,300	$3,300	$3,300	$3,300	$3,200	$3,000
Current liabilities	9,747,300	9,408,300	8,553,900	6,397,400	7,560,700	5,740,200	10,230,200
working capital deficit	(9,743,500)	(9,405,000)	(8,550,600)	(6,394,100)	(7,557,400)	(5,737,000)	(10,227,200)
Total assets	2,983,600	4,387,100	5,889,900	5,763,200	6,054,100	6,221,100	6,495,800
Long-term obligations(1)		1,268,900	964,000	964,000	964,000	964,000	964,000
Shareholders' deficit		(6,300,200)	(3,638,100)	(1,608,300)	(2,480,700)	(493,200)	(4,742,300)

(1) Included $1,119,900 and $1,053,300 of accrued reclamation costs on uranium proerties at Dedcember 31, 2004, and 2003, respectively; $748,400 at
December 31, 2002, 2001 and May 31, 2002, 2001 and 2000, respectively.

Revenues	$--	$--	$--	$--	$--	$3,891,500	$73,100
(Loss) income before equity in loss
of affiliates and income taxes	(320,000)	(263,300)	(102,400)	(117,000)	(175,000)	3,702,400	(194,600)
Equity in loss of affiliates	(1,447,500)	(2,114,600)	(1,055,000)	(998,200)	(1,823,900)	(2,496,700)	(5,085,200)
Cumulative effect of
accounting change	--	(293,800)	--	--	--	--	--

Net (loss) income	$(1,767,500)	$(2,671,700)	$(1,157,400)	$(1,115,200)	$(1,998,900)	$1,205,700	$(5,279,800)

Net (loss) income per share	$(0.10)	$(0.16)	$(0.07)	$(0.07)	$(0.12)	$0.12	$(0.51)
Cash dividends per share	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s Discussion and Analysis of significant factors which have affected the Company’s liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in the minerals business, the Company’s actual results may differ materially from the results discussed in any such forward-looking statements.

General Overview

The Company historically has been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, oil and gas and commercial real estate properties. The Company participates in all these ventures with U. S. Energy Corp. (“USE”) through a non consolidated affiliate, USECC Joint Venture (“USECC”). USE owns 70.1% of the Company’s common stock on a consolidated basis. The Company and USE have entered into partnerships through which they either joint venture or lease properties with non-related parties for the development and production of certain of their jointly owned mineral properties. Due to either historically depressed metal market prices or disputes in certain of the partnerships, all mineral properties have either been sold, reclaimed or are held in a care and maintenance status. The Company had no production from any of its mineral properties during the periods from May 31, 2002 through December 31, 2004 except coalbed methane through its non-consolidated affiliate Rocky Mountain Gas, Inc. (“RMG”) of which it owns 39.8%.

The Company and USE formed RMG to enter into the coalbed methane (CBM) business in 1999. The acquisition of leases and acreage for the exploration, development and production of coalbed methane became the primary business focus of the Company. RMG has purchased or leased acreage for CBM exploration and development. RMG has entered into various agreements and joint operating agreements to develop and produce CBM from these properties. Management of the Company plan to create value in RMG by growing RMG into an industry recognized producer of CBM. Management believes that the fundamentals of natural gas supply and demand are, and will remain favorable well into the future. Management further believes that the investments the Company has made in RMG will provide a solid base of cash flows into the future.

The price that RMG receives for its CBM production is based on the Colorado Interstate Gas Index (“CIG”) for the Northern Rockies. The following table represents a summary of historical CIG prices:

	Prices per Mmbtu
	2004	2003
12 Month High	$6.98	$5.01
12 Month Low	$4.17	$3.14
12 Month Average	$5.165	$3.98

December	$6.20	$4.44

Although management believes that gas prices will increase over the long term from present levels, no assurance can be given that will happen. Gas prices are directly affected by 1) weather conditions which impact heating and cooling requirements; 2) electrical generation needs and 3) the amount of gas being produced by companies in the gas production business. Many of the Company’s industry competitors are very large international companies that are well funded. All of these factors are variable and cannot be accurately predicted.

On February 22, 2005, the Company, USE, and RMG signed a letter of intent with Enterra Energy Trust (the “Enterra Trust,” an Alberta, Canada trust, whose trust units are traded on the Toronto Stock Exchange and the Nasdaq National Market), for the proposed acquisition by Enterra of RMG for cash, exchangeable shares of Enterra Energy Corp. (“Enterra”). In the event that the sale of RMG is concluded, Enterra will assume the existing RMG debt of approximately $3.5 million. Starting twelve months after closing of the transaction, the shares of Enterra would be exchangeable for units of the Enterra Trust; the exchangeable shares are not traded on either the Toronto Stock Exchange or the Nasdaq National Market, however the units of Enterra Trust are traded on the Toronto Stock Exchange.

During the last six months of the year ended December 31, 2004 and the first quarter of 2005 uranium, gold and molybdenum market prices have experienced significant increases. Due to these increased market price conditions and industry projected prices over the foreseeable future, the Company and USE are in the process of re-evaluating their mineral properties for these metals. Management of the Company and USE are developing plans to maximize the value of existing properties and are in the process of acquiring and in some cases re-acquiring uranium properties.

A major component of the Company’s future cash flow projections is the ultimate resolution of litigation with Nukem, Inc. (“Nukem”) over issues relating to Sheep Mountain Partners (“SMP”) assets. On August 1, 2003, the U. S. District Court of Colorado entered a Judgment in favor of the Company and USE against Nukem in the amount of $20,044,183. Nukem appealed this Judgment to the 10th Circuit Court of Appeals (“10th CCA”) and USECC cross appealed. Oral Arguments were heard by the 10th CCA on September 28, 2004.

On February 24, 2005, a three judge panel of the 10th CCA vacated the judgment of the U.S. District Court and remanded the case to the Panel for clarification of the 1996 Order and Award. In remanding this case, the 10th CCA stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits therefrom,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case."

Management is not able to predict the timing and ultimate outcome of the Nukem litigation. We do however believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

On February 4, 2005, the U.S. District Court of Colorado entered Findings of Fact and Conclusions of Law in a case involving the Company, USE and Phelps Dodge Corporation authorizing the return of the Mt. Emmons molybdenum properties and associated water treatment plant to the Company and USE. USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights be conveyed to USECC. The motion is pending. The ultimate impact of this decision on the financial statements of the Company in management’s opinion will not be measurable until such time as the final decisions are reached and the property actually transferred to USECC.

Liquidity and Capital Resources

The Company has relied on its major shareholder USE, to fund its portion of operations and working capital requirements for the periods covered by this Report. As of December 31, 2004 the Company had a very nominal amount of cash on hand, had incurred a shareholders’ deficit of $8.1 million and had a working capital deficit of $9.7 million. The principal component of this working capital deficit was an account payable to USE of $9.7 million. During prior periods, the Company has negotiated reductions of the amount due USE by issuing shares of its common stock as payment. USE has agreed not to call the note during the next 14 months. Should the Nukem litigation be resolved in favor of the Company and USE and or the Enterra sale of RMG consummated, a significant portion of the Company’s receipts would be applied to the USE debt.

Capital Resources

As of April 11, 2005, the company and its subsidiary Rocky Mountain Gas, Inc. (“RMG”) has entered into a binding agreement with Enterra Energy Trust (“Enterra”) for the acquisition of RMG by Enterra in consideration of $20,000,000, payable pro rata to the RMG shareholders in the amounts of $6,000,000 in cash and $14,000,000 in exchangeable shares of one of the subsidiary companies of Enterra. The shares will be exchangeable for units of Enterra twelve months after closing of the transaction. The Enterra units are traded on the Toronto Stock Exchange and on Nasdaq; the exchangeable shares will not be traded. RMG will be acquired with approximately $3,500,000 of debt owed to its mezzanine lenders.

Two major components of anticipated future capital resources are the settlement of the litigation with Nukem and the sale of RMG to Enterra. Should the sale of RMG common stock to Enterra be concluded the Company will receive cash and trust units of Enterra which would be marketable in 12 months after the closing of the transaction. Management believes both these transactions will be concluded favorably, however, the ultimate outcome of the Nukem litigation and the Enterra transaction are not certain.

The Company, jointly with USE, have a $750,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment jointly owned by USE. At December 31, 2004, the full line of credit was available to the Company and USE and has been renewed by the bank through June 30, 2005. This line credit is used for short term working capital needs associated with operations.

The capital resources at December 31, 2004, are not sufficient to satisfy all the capital requirements of the Company. To provide the capital resources needed for the next calendar year, the Company will need to (1) continue to successfully negotiate the terms of its debt with USE, (2) collect accounts receivable which are held jointly with USE that are not consolidated but in which the Company benefits when the cash is collected, (3) assist RMG in the sale of or the development of its coalbed methane properties including the funding of that development, and (4) successfully resolve the Nukem litigation.

Capital Requirements

The direct capital requirements of the Company during 2005 remain its General and Administrative costs and expenses. The General and Administrative cash requirements during the year ended December 31, 2004 were $198,600. The cash requirements for the year ended December 31, 2003, seven months ended December 31, 2002 and the year ended May 31, 2002 were $242,600, $100,300 and $163,600, respectively. Management does not anticipate entering into any business ventures which will materially increase the general and administrative expenses until sufficient capital resources are available.

The Company also is required to fund its portion of operations of USECC. Due to reduced operations, these expenses have decreased during the past several years. The amount of cash required for the Company’s portion of USECC’s capital requirements for operations and debt retirement during the years ended December 31, 2004, 2003, the seven months ended December 31, 2002, and the fiscal year ended May 31, 2002 was $1,744,800, $1,895,400, $956,800 and $1,967,900, respectively. The capital resources for the USECC operations continue to be provided by USE. It is anticipated that the requirement during calendar 2005 will approximate the amount spent in calendar 2004.

Maintaining Uranium Properties

The Company’s cash requirements for funding USECC operations include general and administrative costs and stand-by costs for mining properties. The Company also participates in all cash flows generated by the Sheep Mountain uranium properties in Wyoming; the Plateau Resources Limited uranium properties in Utah, and the Sutter Gold properties in California.

SMP Uranium Properties

The average monthly care and maintenance costs associated with the Sheep Mountain uranium mineral properties (of which the Company is responsible for 50%) was $23,100 during the year ended December 31, 2004. Included in the average monthly cost during the year ended December 31, 2004 is ongoing reclamation work on the former SMP properties. It is anticipated that a total of $192,700 in reclamation expenditures will be conducted during 2005. The Company's portion of this obligation is $96,400.

On December 8, 2004, the Company and USE d/b/a USECC entered into a Purchase and Sale Agreement (the “agreement”) with Bell Coast Capital Corp. now named Uranium Power Corp. ("UPC"), a British Columbia corporation (TSX-V “UPC-V") for the sale to UPC of an undivided 50% interest in the former SMP uranium properties. The initial purchase price for the 50% interest in the properties is $4,050,000 and 4,000,000 shares of common stock of UPC, payable by installments. All amounts are stated in US dollars.

The Company, USE and UPC, will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

UPC has agreed to contribute $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects that are approved). The Company, USE and UPC, each will be responsible for 50% of costs on each project in excess of $500,000. (See Note E)

On April 11, 2005, USECC and UPC signed a Mining Venture Agreement. See Items 2 and 3 above.

Plateau Resources Limited Uranium Properties

We are contractually obligated to fund 50% of the cash requirements of Plateau and also share in 50% of any cash receipts of Plateau. USE is responsible for the other 50%. Plateau owned the Ticaboo townsite, motel, convenience store, boat storage, restaurant and lounge. During the year ended December 31, 2003, the Company and USE sold their interests in the townsite operations to a non-affiliated entity, The Cactus Group (“Cactus”). As a result of the sale of the townsite, USECC received a promissory note from Cactus in the amount of $3,120,700. USE received $166,000 in cash payments and $44,000 in room credits from Cactus during calendar 2004. The Company will receive 50% of the benefit of the receipt of them.

Additionally, Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). During the year ended December 31, 2003, Plateau requested a change in the status of the Shootaring Mill from active to reclamation from the NRC. The NRC granted the change in license status which generated a surplus in the cash bond account of approximately $2.9 million which was released to Plateau. The Company received the benefit of this release of cash.

During the years ended December 31, 2004 and 2003, Plateau performed approximately $262,500 $209,600, respectively in reclamation on mining properties and the Shootaring Mill. Due to increases in the market price for uranium during the last six months of the year ended December 31, 2004 and the first quarter of 2005, the Company and USE reconsidered their prior decision to reclaim the Shootaring Mill property. In March 2005, Plateau filed an application with the State of Utah to restart the Mill. Therefore, the Company and USE will not expend any capital resources in the reclamation of the Mill during calendar 2005.

The cash costs per month, including reclamation costs, at the Plateau properties during calendar 2004 were approximately $32,600 per month. These costs are projected to increase to $75,000 to $100,000 per month during the year ending December 31, 2005 due to increased activity in the uranium business. The Company and USE share these costs equally.

Sutter Gold Mining Company (SGMC) Properties

Because of the recent increase in the price of gold, management of Sutter Gold has decided to place the properties controlled by it into production. No extensive development work or mill construction will be initiated until such time as funding from either debt or equity sources is in place. The goal of the Company’s management is to have the SGMC properties be self supporting and thereby not requiring any capital resource commitment from the Company or USE. On December 29, 2004, SGMC merged with Globemin Resources, Inc., a Canadian company, and changed its name to Sutter Gold Mining Inc. (“SGMI”). SGMI is traded on the TSX Venture Exchange. SGMI has sufficient capital to pay for the anticipated work which will be done on the properties during calendar 2005. Additional financing is being sought by SGMI. (see Note E)

Development of Coalbed Methane Properties

A portion of the costs during the year ended December 31, 2004 for the development of RMG’s coalbed methane properties were funded through an agreement that RMG entered into with CCBM, Inc. (“CCBM”) a subsidiary of Carrizo Oil and Gas of Houston, Texas. At December 31, 2003, CCBM had completely satisfied its cash and drilling commitments to RMG.

During the year ended December 31, 2003, RMG and CCBM entered into a Subscription and Contribution Agreement with Credit Suisse First Boston Private Equity parties (“CSFB”) to form Pinnacle Gas Resources, Inc. (“Pinnacle”). As a result of the formation RMG and CCBM contributed certain undeveloped and producing coalbed methane properties to Pinnacle. RMG has the opportunity to increase its ownership in Pinnacle by advancing cash to purchase common stock in Pinnacle through the exercise of options, but that increase would be offset to the extent other parties contribute additional capital to Pinnacle. See Part I “Transaction with Pinnacle Gas Resources, Inc.” Management of the Company does not anticipate exercising these options during calendar 2005 unless surplus capital resources are received. RMG has no capital commitments on the properties contributed to Pinnacle. (See Note E)

RMG continues to pursue other investment and production opportunities in the CBM business. On January 30, 2004, RMG purchased the assets of Hi-Pro Production, LLC a non-affiliated entity which included both producing and non-producing properties. The purchase of these CBM assets was accomplished by the issuance of common stock and warrants of both RMG and USE and cash, the majority of which was borrowed as a result of mezzanine financing through Petrobridge Investment Management, LLC. See Part I “Acquisition of Producing and Non-Producing Properties from Hi-Pro Production, LLC” and Note E to the financial statements in this Annual Report.

All cash flows from gas production on the Hi-Pro properties are pledged to pay the acquisition debt. See Note E to the financial statements in this Annual Report and Part I, Acquisition of Producing and Non-Producing Properties form Hi-Pro Production, LLC. The acquisition debt also requires minimum net production volumes through June 30, 2006 and maintenance of financial ratios. The Hi-Pro properties are held by RMG I, LLC, a wholly-owned subsidiary of RMG and are the sole collateral for the debt.

  At December 31, 2004, RMG I was not in compliance with five of the financial covenants under the Petrobridge agreement. A revocable waiver was granted through January 31, 2006 by the lender. As the wavier is conditional, the entire debt is classified as current. Management of RMG I continues to seek solutions in the production of coalbed methane gas to bring the project into compliance. Due to lower than projected sales volumes, the Hi-Pro field will remain out of compliance unless (1) higher prices are realized, (2) costs are reduced and (3) the debt is paid down. Because it is probable that RMG I will not be in compliance with these ratios for the next reporting period the entire $3,214,800 is classified as current debt. Should the lender declare the note in default, the only asset available for recourse is the Hi-Pro property owned by RMG I. See Note E.

Future equity financing by RMG, or industry financings, will be needed for RMG I, LLC to drill and complete wells on the substantial undeveloped acreage acquired from Hi-Pro. New production from this acreage could be needed to service the acquisition debt to offset the impact of declining production from the producing properties and/or low gas prices.

As of April 11, 2005, the Company, USE, and RMG signed a binding agreement for the acquisition of RMG by Enterra. See Capital Resources above.

If the proposed transaction with Enterra is not consummated, management of the Company believes that the development of RMG's unproven properties will be financed through cash that RMG and USE have on hand as well as venture with industry partners. None of the Company’s capital resources should be needed therefore to fund operations or development work of RMG during 2005.

Results of Operations

Year ended December 31, 2004 Compared to Year ended December 31, 2003

The Company continues to have no revenues from operations as its mineral properties are all on a care and maintenance status. The real estate properties and other ventures that the Company participates in are not consolidated but are reported as equity losses from affiliates.

Costs and expenses for the year ended December 31, 2004 increased by $56,700 over the costs and expenses recorded during the year ended December 31, 2003. This increase came as a result of increased fees associated with professional services and a charge to earnings due to funds being expended on reclamation projects.

The Company recorded an equity loss from USECC of $1,447,500 during the year ended December 31, 2004 as compared to equity losses of $1,667,100 from USECC and $447,500 from RMG or a total of $2,114,600 during the year December 31, 2003. The primary reason for the decrease in the equity losses was as a result of the discontinuation of the recognition of RMG’s equity losses due to no value remaining on the books of the Company for its investment in RMG. The equity losses recognized by the Company during the years ended December 31, 2004, 2003, the seven months ended December 31, 2002 and the year ended May 31, 2002 are as follows:

			Seven Months Ended	Year Ended
	Year Ended December 31,		December 31,	May 31,
	2004	2003	2002	2002
USECC	$(1,447,500)	$(1,667,100)	$(897,300)	$(1,639,000)
RMG	--	(447,500)	(157,700)	(184,900)
	$(1,447,500)	$(2,114,600)	$(1,055,000)	$(1,823,900)

The Company recorded $293,800 as the cumulative effect of accounting change as a result of the adoption of SFAS 143 during the year ended December 31, 2003. No similar item was recognized during the year ended December 31, 2004.

The Company recorded a net loss of $1,767,500 or $0.10 per share during the year ended December 31, 2004, as compared to a net loss of $2,671,700 or $0.16 per share during the year ended December 31, 2003. The decrease of $904,200 was primarily a result of the reduction of the loss recorded from equity affiliates as a result of a zero book basis in RMG as explained above during the year ended December 31, 2004 and the recording of the effect of the adoptation of FASB 143 during the year ended December 31, 2003.

Year ended December 31, 2003 Compared to Year ended May 31, 2002

Effective January 1, 2003, the Company adopted SFAS 143 “Accounting for Asset Retirement Obligations.” As a result of adopting SFAS 143, the Company recorded $90,900 of accretion in relation to its reclamation liability on the SMP uranium properties which was netted against the Company’s cash expended on SMP reclamation of $70,700 for a net expense of $11,200. The Company also recognized a $293,800 cumulative effect as a result of the adoption of SFAS 143. The Company did not have similar expenses or cumulative effects during the fiscal year ended May 31, 2002.

The Company recognized equity losses of $2,114,600 from affiliates during the year ended December 31, 2003. The reason for the increase of $290,700 over the twelve months ended May 31, 2002 is the increased activities in RMG during the year ended December 31, 2003.

The Company recorded a net loss of $2,671,700 or $0.16 per share during the year ended December 31, 2003 as compared to a loss of $1,998,900 or $0.12 per share during the fiscal year ended May 31, 2002.

Seven months ended December 31, 2002 Compared to the Seven months ended December 31, 2001

The Company had no revenues during the seven month periods ending December 31, 2002 and 2001.

Costs and expenses during the seven month period ended December 31, 2002 decreased by $14,600 to $102,400 from the amount of costs and expenses incurred during the seven month period ended December 31, 2001. This decrease was primarily a result of reductions in overhead relative to government filings and the funding of the USE Employee Stock Option Plan for the employees that the Company uses to conduct its business. These reductions in costs and expenses were offset by a small increase in contract services.

During the seven months ended December 31, 2002, the Company recognized an equity loss from affiliates of $1,055,000. This equity loss was realized from USECC and RMG in the amounts of $897,300 and $157,700, respectively. The increase during the seven months ended December 31, 2002 of $56,800 from the equity loss recognized during the seven months ended December 31, 2001, was a result of an increase of the work performed in the natural gas business.

The Company recognized a loss of $1,157,400 for the seven months ended December 31, 2002 as compared to the loss of $1,115,200 for the seven months ended December 31, 2001, for the same reasons mentioned above.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB No. 123(R), Accounting for Stock-Based Compensation, which replaces FASB 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Company will be required to implement FASB 123(R) on the quarterly report for the quarter ended September 30, 2005. Under the terms of FASB 123(R) the Company will be required to expense the fair value of stock options issued to employees. The fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. The fair value of an option estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, life of the option, dividends on the stock, or the risk-free interest rate.

Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligation.” The statement requires the Company to record the fair value of the reclamation liability on its shut down mining and gas properties as of the date that the liability is incurred. The statement further requires that the Company review the liability each quarter and determine if a change in estimate is required as well as accrete the total liability on a quarterly basis for the future liability.

The Company will also deduct any actual funds expended for reclamation during the quarter in which it occurs. The Company has no remaining book value for these properties.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how the Company will classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that the Company classify a financial instrument within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on the Company's financial position or results of operations.

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

Natural Gas and Oil. Our decision to expand into the coalbed methane industry were predicated on the projections for natural gas prices. We believe that the energy demands of the United States of America will sustain higher natural prices. As a result of RMG’s hedging activities, the price of gas will not materially affect our operations for fiscal 2005.

Uranium and Gold. Changes in the prices of uranium and gold will affect our operational decisions the most. Currently, both gold and uranium have experienced an increase in price. We continually evaluate market trends and data and are seeking financing or a joint venture to place the Company’s gold and uranium properties in production. We are currently evaluating our gold and uranium properties as market prices have increased to the level that these properties could produce profitably. Management is evaluating how long this trend will continue and at what level market prices for gold and uranium will settle at for the long term.

Molybdenum. The price of Molybdenum at December 31, 2004 was at a 20 year high of $34 per pound. Since the U.S. District Court ruled in favor of those claims brought by Phelps Dodge, the Company and USE believes they will receive the Mt. Emmons molybdenum property near Crested Butte, Colorado back. If the properties are received, the Company and USE will seek financing or a joint venture partner to place the Mt. Emmons property into production. The Mt. Emmons property will have a very long life and changes in prices of molybdenum would affect the revenues from that property. The Mt. Emmons property will not be placed into production during 2005 or the near term.

Contractual Obligations. The Company had two contractual obligations as of December 31, 2004: Debt to USE of $9,650,900 and asset retirement obligations of $1,169,900 which will be paid over a period of five to seven years.

ITEM 8. Financial Statements

Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

Report of Independent Registered Public Accounting Firm

Crested Corp. Board of Directors

We have audited the accompanying balance sheet of Crested Corp. as of December 31, 2004 and the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. as of December 31, 2004 and the results of its operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses from operations. In addition, the Company has a working capital deficit of $9,743,500 as of December 31, 2004, the substantial portion of the obligations is owed to an affiliated entity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/EPSTEIN, WEBER & CONOVER, PLC

Scottsdale, Arizona
March 9, 2005, except for Note M,
as to which is April 11, 2005

Report of Independent Registered Public Accounting Firm

Crested Corp. Board of Directors

We audited the accompanying balance sheet of Crested Corp. as of December 31, 2003, and the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2003, the seven months ended December 31, 2002 and the year ended May 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003, the seven months ended December 31, 2002 and the year ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations, and changed its method of accounting for asset retirement obligations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses from operations and has a working capital deficit of $9,405,000 as of December 31, 2003, the substantial portion of which is owed to an affiliated entity. These factors raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2004

CRESTED CORP.
BALANCE SHEETS
ASSETS

	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$3,800	$3,300

INVESTMENTS IN AFFILIATES	2,969,800	4,373,800

PROPERTIES AND EQUIPMENT:
Machinery and other equipment	10,000	10,000
Developed oil properties, full cost method	886,800	886,800
	896,800	896,800
Less accumulated depreciation, depletion and amortization	(886,800)	(886,800)
	10,000	10,000
	$2,983,600	$4,387,100

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current debt to affiliate	$9,650,900	$9,408,300
Current portion of asset retirement obligation	96,400	--
	9,747,300	9,408,300

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION, net of current portion	1,073,500	1,053,300

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; 100,000,000 shares
authorized; 17,137,298 and 17,118,098
shares issued and outstanding	17,200	17,200
Additional paid-in capital	11,809,600	11,804,800
Accumulated deficit	(19,889,700)	(18,122,200)
	(8,062,900)	(6,300,200)
	$2,983,600	$4,387,100

The accompanying notes are an integral part of these statements.
49

CRESTED CORP.
STATEMENTS OF OPERATIONS

			7 mos Ended	Year ended
	Year Ended	December 31,	December 31,	May 31,
	2004	2003	2002	2002

REVENUES:	$--	$--	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	90,900	90,900	--	--
Change in estimate of asset retirement obligation	25,700	--	--	--
General and administrative	203,400	172,400	102,400	175,000
	320,000	263,300	102,400	175,000

LOSS BEFORE EQUITY LOSS, PROVISION
FOR INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	(320,000)	(263,300)	(102,400)	(175,000)

EQUITY IN LOSS OF AFFILIATES	(1,447,500)	(2,114,600)	(1,055,000)	(1,823,900)

LOSS BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	(1,767,500)	(2,377,900)	(1,157,400)	(1,998,900)

PROVISION FOR INCOME TAXES	--	--	--	--

LOSS BEFORE CUMULATIVE EFFECT
OF ACCOUNING CHANGE	(1,767,500)	(2,377,900)	(1,157,400)	(1,998,900)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	--	(293,800)	--	--

NET LOSS	$(1,767,500)	$(2,671,700)	$(1,157,400)	$(1,998,900)

PER SHARE DATA
NET LOSS PER SHARE, BASIC AND DILUTED
BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	$(0.10)	$(0.14)	$(0.07)	$(0.12)
FROM EFFECT OF ACCOUNTING CHANGE	--	(0.02)	--	--
BASIC AND DILUTED	$(0.10)	$(0.16)	$(0.07)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,124,568	17,117,374	17,099,276	17,075,320

The accompanying notes are an integral part of these statements.
50

CRESTED CORP.
STATEMENTS OF SHAREHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit*

Balance May 31, 2001	17,073,330	$17,200	$11,783,800	$(12,294,200)	$(493,200)

Issuance of stock to directors	25,946	-	11,400	-	11,400

Net Loss	-	-	-	(1,998,900)	(1,998,900)
Balance May 31, 2002	17,099,276	$17,200	$11,795,200	$(14,293,100)	$(2,480,700)

Net Loss	-	-	-	(1,157,400)	(1,157,400)
Balance December 31, 2002	17,099,276	$17,200	$11,795,200	$(15,450,500)	$(3,638,100)

Issuance of stock to directors	18,822	-	9,600	-	9,600

Net Loss	-	-	-	(2,671,700)	(2,671,700)
Balance December 31, 2003	17,118,098	$17,200	$11,804,800	$(18,122,200)	$(6,300,200)

Issuance of stock to directors	19,200	-	4,800	-	4,800

Net Loss	-	-	-	(1,767,500)	(1,767,500)
Balance December 31, 2004	17,137,298	$17,200	$11,809,600	$(19,889,700)	$(8,062,900)

*Total Shareholders' Deficit at December 31, 2004, December 31, 2003, December, 2002 and May 31, 2001 does not include 15,000 shares currently issued but forfeitable if certain conditions are not met by the recipients.

The accompanying notes are an integral part of these statements.
51

CRESTED CORP.
STATEMENTS OF CASH FLOWS

			For the seven	For the
			months ended	year ended
	Year ended December 31,		December 31,	May 31,
	2004	2003	2002	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,767,500)	$(2,671,700)	$(1,157,400)	$(1,998,900)
Adjustments to reconcile net loss to net cash
used in by operating activities:
Equity in loss of affiliates	1,447,500	2,114,600	1,055,000	1,823,900
Accretion of asset retirement obligation	90,900	90,900	--	--
Non cash cummulative effect
of accounting change	--	293,800	--	--
Change in asset retirement obligation	25,700	(79,800)	--	--
Noncash compensation	4,800	9,600	--	11,400
Net changes in assets and liabilities	--	--	2,100	--
NET CASH USED IN OPERATING ACTIVITIES	(198,600)	(242,600)	(100,300)	(163,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliates	(43,500)	(611,800)	(892,900)	(1,656,800)

CASH FLOWS FROM FINANCING ACTIVITES:
Net activity on debt to affiliate	242,600	854,400	993,200	1,820,500

NET INCREASE IN
CASH AND CASH EQUIVALENTS	500	--	--	100

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,300	3,300	3,300	3,200

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$3,800	$3,300	$3,300	$3,300

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--	$--	$--

Income tax paid	$--	$--	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of stock to outside directors	$4,800	$9,600	$--	$11,400

The accompanying notes are an integral part of these statements.
52

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

A.    BUSINESS ORGANIZATION AND OPERATIONS:

Crested Corp. (the “Company” or “Crested”) was incorporated in the State of Colorado on September 18, 1970. It engages in the acquisition, exploration, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and/or methane gas primarily through equity investees. Principal mineral interests are in coalbed methane, uranium, gold and molybdenum. Only coalbed methane was being produced during the year ended December 31, 2004. The production of coalbed methane was through a non consolidated affiliate of the Company, which was formed in fiscal 2000 to consolidate all coalbed methane gas operations, Rocky Mountain Gas, Inc. ("RMG"). The Company owned 39.8% of the common stock of RMG at December 31, 2004. The Company also holds various real estate properties. These properties are managed through a non consolidated joint venture USECB joint venture ("USECB" or "USECC") discussed below and in Note B. Although not consolidated, the majority of the Company's assets and operations are recorded on the books and records of USECB which is accounted for using the equity method of accounting. Due to the fact that the Company's interest in assets and operations are reported by USECB, the USECB financial statements are attached hereto.

The Company and U. S. Energy Corp. (“USE”), an approximate 70.1% shareholder of the Company, are engaged in the standby and maintenance of two uranium properties, one in southern Utah known as the Shootaring Uranium Mill, which is owned by Plateau Resources Limited, a 100% owned subsidiary of USE, and the second known as Sheep Mountain Partners (“SMP”). SMP has been involved in significant litigation (see Note J). Sutter Gold Mining Inc. (“SGMI”), a Wyoming corporation, manages the Company’s and USE’s interest in gold properties. At December 31, 2004, the Company owned 1.2% of SGMI and 50% of SMP.

The Company changed its year end to December 31 from May 31 effective December 31, 2002.

Management Plan

The Company has generated significant net losses prior to and including the year ended December 31, 2004 resulting in an accumulated deficit of $19,889,700 at December 31, 2004. The Company also has a working capital deficit of $9,743,500 at December 31, 2004 that includes $9,650,900 due to USE. The Company experienced negative cash flows from operations of $198,600, $242,600, $100,300 and $163,600 for the years ended December 31, 2004, 2003, the seven months ended December 31, 2002 and the fiscal year ended May 31, 2002, respectively. At December 31, 2004, the Company does not have sufficient cash or cash flows from operations to meet its obligations. All of these factors raise substantial doubt the Company’s ability to continue as a going concern during the upcoming year.

The Company has historically relied on, and continues to rely on, advances from USE to fund its current operating requirements. It is uncertain whether this funding will continue. The Company has certain assets that are unencumbered that could be sold to generate cash. However, there can be no assurances that any funds generated from the sale of assets will be sufficient to meet the Company’s obligations.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

In order to improve the liquidity of the Company, management intends to do the following:

•	Collect amounts due under the terms of certain notes receivable that it shares the cash proceeds of with USE and their subsidiaries. These notes receivable are as a result of the sale of real estate interests to non-affiliated entities.
•	Assist RMG in obtaining financing for the development of its coalbed methane properties and the acquisition of additional developed and undeveloped coalbed methane properties.
•	Concluding the litigation with Nukem, Inc. (“Nukem”). (See Note J)
•	Conclude the initial phase of the BCCC agreement on the Sheep Mountain uranium properties. (See Note E)

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investments

Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method. The Company accounts for its 3.4% investment in USE using the equity method because the Company is controlled by USE. The Company’s investment in SGMI, RMG and USECC Joint Venture (“USECC”) are accounted for using the equity method (see Note D).

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which may exceed federally insured limits. At December 31, 2004, the Company and USECC had all of their cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Properties and Equipment

The Company capitalized all costs related to the acquisition, exploration and development of mineral properties. Capitalized costs are charged to operations when the properties are determined to have declined in value or have been abandoned. The company currently has no net capitalized costs associated with mineral properties.

Oil and gas properties are accounted for using the full cost method. Capitalized costs plus any future development costs are amortized by the units-of-production method using proven reserves. All oil and gas properties are fully amortized.

Depreciation of vehicles, machinery and equipment, owned by USECC, is provided by the straight-line method over the estimated useful lives of the related assets. All such vehicles, machinery and equipment have been fully depreciated.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop the mineral interests may result in asset impairment. As of December 31, 2004, the Company had no long-lived assets.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

Fair Value of Financial Instruments

The carrying amount of cash equivalents and other current assets approximates fair value because of the short term nature of those instruments. It is not practicable to determine the fair value of debt to affiliate carried at $9,650,900 and $9,408,300 at December 31, 2004 and 2003, respectively.

Stock Based Compensation

  On September 2, 2004, the Company's shareholders adopted an Incentive Stock Option Plan ("ISOP") for employees of the Company and USE. 2,000,000 shares of common stock were initially reserved for the ISOP. At such time as options have been granted to purchase 2,000,000 shares, the number of shares available for issuance under the ISOP will automatically be increased to 20% of the issued and outstanding common shares of the Company. At December 31, 2004, no options had been granted under the ISOP. As a result of no options outstanding under the plan, there was no financial impact at December 31, 2004.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards.

SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carry-forwards and tax credit carry-forwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

Net (Loss) Income Per Share

The Company reports net (loss) income per share pursuant to Statement of Financial Accounting Standards No. 128 (“SFAS 128”). SFAS 128 specified the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB No. 123(R), Accounting for Stock-Based Compensation, which replaces FASB 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Company will be required to implement FASB 123(R) on the quarterly report for the quarter ending September 30, 2005. Under the terms of FASB 123(R) the Company will be required to expense the fair value of stock options issued to employees. The fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. The fair value of an option estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, life of the option, dividends on the stock, or the risk-free interest rate.

SFAS 143 Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligation.” The statement requires the Company to record the fair value of the reclamation liability on its shut down mining and gas properties as of the date that the liability is incurred. The statement further requires that the Company review the liability each quarter and determine if a change in estimate is required as well as accrete the total liability on a quarterly basis for the future liability.

The Company will also deduct any actual funds expended for reclamation during the quarter in which it occurs. The Company has no remaining book value for these properties.

The following is a reconciliation of the total liability for asset retirement obligations:

	Year ended December 31,
	2004	2003
Balance December 31, 2003	$1,053,300	$748,400
Impact of adoption of SFAS No. 143	--	293,800
Adjustment to Liability	25,700	--
Liability Settled	--	(79,800)
Accretion Expense	90,900	90,900
Balance December 31, 2004	$1,169,900	$1,053,300

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

The following table shows the Company’s net loss per share on a pro forma basis as if the provisions of SFAS No. 143 had been applied retroactively in all periods presented.

			Seven months
			ended	Year ended
	Year ended December 31,		December 31,	May 31,
	2004	2003	2002	2002
NET LOSS:
Reported net loss from continuing operations	$(1,767,500)	$(2,377,900)	$(1,157,400)	$(1,998,900)

Pro-Forma adjustments net of tax	--	--	(34,900)	(57,100)
Pro-Forma net loss	$(1,767,500)	$(2,377,900)	$(1,192,300)	$(2,056,000)

PER SHARE OF COMMON STOCK:
Reported net loss - basic and diluted
from continuing operations	$(0.10)	$(0.14)	$(0.07)	$(0.12)

Pro-Forma adjustments net of tax	--	--	--	--
Pro-Forma net loss - basic and diluted	$(0.10)	$(0.14)	$(0.07)	$(0.12)

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how the Company will classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that the Company classify a financial instrument within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on the Company's financial position or results of operations.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

C.    RELATED-PARTY TRANSACTIONS:

The Company does not have employees, but utilized USE's employees and pays for one-half of these costs under the USECC Joint Venture Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. As of December 31, 2004, December 31, 2003, December 31, 2002 and May 31, 2002, the Board of Directors of USE contributed 70,439, 76,294, 43,867 and 70,075 shares of USE stock to the ESOP at prices of $2.96, $3.10, $3.08 and $3.29 per share, respectively. The Company is responsible for one-half of the value of these contributions or $104,200, $118,300, $67,600 and $115,300 for the year ended December 31, 2004, December 31, 2003 and the seven months ended December 31, 2002 and the year ended May 31, 2002, respectively, which was advanced through debt to affiliate. As of December 31, 2004, all shares of USE stock that have been contributed to the ESOP have been allocated. The estimated fair value of shares that are not vested is approximately $85,500.

D.    INVESTMENTS IN AFFILIATES:

The Company's investments in affiliates are as follows:

		December 31,
		2004	2003	2002
USECC	50.0%	$2,963,100	$4,367,100	$5,422,400
SGMC	1.2%	(85,500)	(85,500)	(85,500)
Yellow Stone Fuels Corp. ("YSFC")	13.2%	(130,100)	(130,100)	(130,100)
RMG	39.8%	--	--	447,500
USE	3.2%	--	--	--
Others	various	6,700	6,700	6,700

    At December 31, 2004 and 2003 investments of $2,979,400 $4,373,800 and $5,876,600, respectively, are presented as investments in affiliates in the accompanying balance sheets. A liability of $215,600 has been presented as a commitment to fund equity investees as of December 31, 2004 and 2003 for these investments in affiliates that the Company must fund. The Company's commitment to fund the losses of SGMI and YSFC is limited to $215,600 by mutual agreement of the parties.

    USECC is an entity established primarily to provide management and administrative services to the Company and its affiliates. Commercial operations of USECC with unaffiliated entities is limited.

    The difference of the Company's recorded investment in USECC and the Company's capital account on USECC's balance sheet of $668,300 consists of prior year establishment and changes of the asset retirement obligation for the Company.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

	Equity loss from investments accounted for by the equity method is as follows:
			Seven months
			ended	Year ended
	Year ended December 31,		December 31,	May 31,
	2004	2003	2002	2002
USECC	$(1,447,500)	$(1,667,100)	$(897,300)	$(1,639,000)
SGMC	--	--	--	--
YSFC	--	--	--	--
RMG	--	(447,500)	(157,700)	(184,900)
USE	--	--	--	--
	$(1,447,500)	$(2,114,600)	$(1,055,000)	$(1,823,900)

CONDENSED COMBINED BALANCE SHEETS:
EQUITY INVESTEES

	December 31,
	2004	2003	2002
Current assets	$23,874,200	$17,871,200	$20,112,900
Non-current assets	15,263,500	11,753,700	16,619,900
	$39,137,700	$29,624,900	$36,732,800

Current liabilities	$13,725,700	$3,641,600	$5,872,700
Reclamation and other liabilities	11,541,500	12,120,700	12,404,700
Excess in assets	13,870,500	13,862,600	18,455,400
	$39,137,700	$29,624,900	$36,732,800

CONDENSED COMBINED STATEMENTS OF OPERATIONS:
EQUITY INVESTEES
			Seven months
			ended	Year ended
	Year ended December 31,		December 31,	May 31,
	2004	2003	2002	2002
Revenues	$4,951,700	$1,021,700	$563,500	$1,250,500
Costs and expenses	(10,921,400)	(8,881,600)	(3,939,200)	(8,565,500)
Other Income & Expenses	(759,700)	(422,200)	(309,600)	682,500
Net loss	$(6,729,400)	$(8,282,100)	$(3,685,300)	$(6,632,500)

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

E.    MINERAL TRANSACTIONS AND MINING PROPERTIES:

PHELPS DODGE

During prior years, the Company and USE conveyed interest in mining claims to AMAX Inc. (“AMAX”) in exchange for cash, royalties and other consideration. AMAX merged with Cyprus Minerals (“Cyprus Amax”) which was purchased by Phelps Dodge Mining Company (“Phelps Dodge”) in December 1999. The properties have not been placed into production as of December 31, 2004.

Amax and later Cyprus Amax paid the Company and USE an annual advance royalty of 50,000 (25,000 lbs. to each) pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation.

Phelps Dodge filed suit against the Company and USE on June 19, 2002 regarding these matters. On February 4, 2005, the U.S. District Court of Colorado entered Findings of Fact and Conclusions of Law in a case involving the Company, USE and Phelps Dodge Corporation authorizing the return of the Mt. Emmons molybdenum properties and associated water treatment plant to the Company and USE. USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights be conveyed to USECC. The motion is pending. The ultimate impact of this decision on the financial statements of the Company in management’s opinion will not be measurable until such time as the final decisions are reached and the property actually transferred to USECC. (See Note J)

SUTTER GOLD MINING COMPANY

Sutter Gold Mining Company (“SGMC”) was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

SGMC has not generated any significant revenue. All acquisition and mine development costs since inception were capitalized. SGMC put the property on a shut down status and took an impairment on the associated assets due to the decline in the spot price for gold and the lack of adequate financing in prior periods. During fiscal 2000, a visitor’s center was developed and became operational. SGMC has leased the visitor’s center to partially cover stand-by costs of the property.

At December 31, 2004, the spot market price for gold had attained levels that management believes will allow SGMC to produce gold from the property on an economic basis. This conclusion is based on engineering analysis completed on the property. Management of SGMC is therefore pursuing the equity capital market and non-affiliated investors to obtain sufficient capital to complete the development of the mine, construct a mill and place the property into production.

On December 29, 2004, a majority of SGMC was acquired by Sutter Gold Mining Inc. ("SGMI") (formerly Globemin Resources, Inc.) of Vancouver, B.C. SGMI is traded on the TSX Venture Exchange. Approximately 90% of SGMI's common stock was exchanged for 40,190,647 shares of SGMI common stock. At December 31, 2004, the Company owned 1.2% of the common stock of SGMI.

SMP

During fiscal 1989, Crested and USE, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to a subsidiary of Nukem Inc., CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. The SMP Partnership was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past fourteen years. See Note J for the status of the related litigation/arbitration.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

Due to the litigation and arbitration proceedings involving SMP, the Company has expensed all of its costs related to SMP and has no carrying value of its investment in SMP at December 31, 2004, December 31, 2003.

On December 8, 2004, the Company and USE entered into a Purchase and Sale Agreement (the “agreement”) with Bell Coast Capital Corp., now named Uranium Power Corp. (“UPC”), a British Columbia corporation (TSX-V “UPC-V) for the sale to UPC of an undivided 50% interest in the SMP uranium properties. A summary of certain provisions in the agreement follows.

The initial purchase price for the 50% interest in the properties is $4,050,000 and 4,000,000 shares of common stock of UPC, payable by installments. All amounts are stated in US dollars.

Initial cash and equity purchase price:

October 29, 2004	$175,000	Non-refundable deposit against execution of the definitive agreement.

November 29, 2004	$175,000	Released from escrow on January 27, 2005 which was five days after TSX-V approval of the agreement.

June 29, 2005	$500,000	and 1,000,000 common shares of UPC stock subject to TSX-V regulations.

June 29, 2006	$800,000	and 750,000 common shares of UPC stock subject to TSX-V regulations.

December 29, 2006	$800,000	and 750,000 common shares of UPC stock subject to TSX-V regulations.

June 29, 2007	$800,000	and 750,000 common shares of UPC stock subject to TSX-V regulations.

December 29, 2007	$800,000	and 750,000 common shares of UPC stock subject to TSX-V regulations
Total	$4,050,000	4,000,000 common shares of UPC

Upward adjustment to initial cash purchase price:

The cash portion of the initial purchase price will be increased by $3,000,000 (in two $1,500,000 installments) after the uranium oxide price (long term indicator) is at or exceeds $30.00/lb for four consecutive weeks (the “price benchmark”). If the price benchmark is attained on or before April 29, 2006, the first installment will be due six months after price attainment (but not before April 29, 2006). If the price benchmark is attained after April 29, 2006, the first installment will be due six months after attainment. In either event, the second installment will be due six months after the first installment is due. These payment obligations will survive closing of the purchase of the 50% interest in the properties; if the installments are not timely paid, UPC will forfeit all of its 50% interest in the properties, and in the joint venture to be formed.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

The Company, USE and UPC, will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

Closing of the agreement is required on or before December 29, 2007, with UPC’s last payment of the initial purchase price (plus, if applicable, the increase in the cash portion). At the closing, UPC will contribute its 50% interest in the properties, and the Company and USE will contribute their aggregate 50% interest in the properties, to a joint venture, wherein UPC and U.S. Energy/Crested each will hold a 50% interest. The joint venture generally will cover uranium properties in Wyoming and other properties identified in The Company and USE’s uranium property data base, but excluding the Green Mountain area and Kennecott’s Sweetwater uranium mill, the Shootaring Canyon uranium mill in southeast Utah (and properties within ten miles of that mill), and properties acquired in connection with a future joint venture involving that mill.

UPC will contribute $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). The Company, USE and UPC, each will be responsible for 50% of costs on each project in excess of $500,000.

PLATEAU RESOURCES LIMITED

During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited (“Plateau”), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary, Canyon Homesteads, Inc., in southeastern Utah. USE paid nominal cash consideration for the Pleateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At December 31, 2004, Plateau has a cash security in the amount of $6.8 million to cover reclamation and annual licensing of the properties (see Note J). Although the Company has no ownership in Plateau, Directors of the Company and USE have agreed to divide equally the cash flows derived from operations and a portion of certain reclamation obligations.

On August 1, 2003, the Company and USE sold interest in the Ticaboo Townsite in southern Utah as a result of Pleateau entering into a Stock Purchase Agreement to sell all the outstanding shares of Canyon Homesteads, Inc. (“Canyon”) to The Cactus Group LLC, a newly formed Colorado limited liability company. The Cactus Group purchased all of the outstanding stock of Canyon for $3,370,000. Of that amount, $349,300 was paid in cash at closing and the balance of $3,120,700 is to be paid under the terms of a promissory note, which bears interest at 7.5%.

Pursuant to the note agreement, the Company and USE received $166,000 in payments on the note receivable and $44,000 in room credits. At December 31, 2004, the note was current. The Company and USE are to receive $10,000 per month for the months of January through March 2005 and $24,000 per month on a monthly basis after March of 2005 until August of 2008, at which time, a balloon payment of $2.8 million is due. The note is secured with all the assets of The Cactus Group and Canyon along with personal guarantees by the six principals of The Cactus Group. As additional consideration for the sale, the Company will also receive the first $210,000 in gross proceeds from the sale of either single family or mobile home lots in Ticaboo.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

The Company and USE are currently evaluating the best utilization of Plateau’s assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to uranium market prices.

ROCKY MOUNTAIN GAS, INC.

During fiscal 2000, the Company and USE organized Rocky Mountain Gas, Inc. (“RMG”) to enter into the coalbed methane gas/natural gas business. RMG is engaged in the acquisition of coalbed methane gas properties and the future exploration, development and production of methane gas from those properties. At December 31, 2004, RMG is owned 39.8% by the Company and 49.3% by USE. At December 31, 2004, RMG owns 237,206 gross acres and 128,668 net acres.

CCBM

RMG sold an interest in its coalbed methane properties to CCBM, Inc. ("CCBM"), a Delaware corporation, which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS “CRZO”). The agreement between CCBM and RMG is to finance the further development of coalbed methane acreage currently owned by RMG in Montana and Wyoming, and to acquire and develop more acreage in Wyoming and the Powder River Basin of Montana. At December 31, 2004, CCBM had completed its funding and drilling commitments. RMG assigned a 25% undivided interest in its Oyster Ridge property and a 6.25% undivided interest in its Castle Rock properties to CCBM. RMG also assigned varying interests in other properties to CCBM which were later contributed to Pinnacle Gas Resources, Inc. ("Pinnacle") see discussion below on Pinnacle.

RMG is the designated operator under a Joint Operating Agreement (“JOA”) between RMG and CCBM, which will govern all operations on the properties subject to a Purchase and Sale Agreement between RMG and CCBM, subject to pre-existing JOA’s with other entities, and operation or properties in the area of mutual interest (“AMI”). CCBM has the right to participate in other properties RMG may acquire under the area of mutual interest (“AMI”).

PINNACLE

On June 23, 2003, a Subscription and Contribution Agreement was executed by RMG, CCBM and the seven affiliates of Credit Suisse First Boston Private Equity (“CSFB Parties”). Under the Agreement, RMG and CCBM contributed certain of their respective interests, having an estimated fair value of approximately $7.5 million each, carried on RMG’s books at a cost of $957,600, comprised of (1) leases in the Clearmont, Kirby, Arvada and Bobcat CBM project areas and (2) oil and gas reserves in the Bobcat project area, to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation (“Pinnacle”). In exchange for the contribution of these assets, RMG and CCBM each received 37.5% of the common stock of Pinnacle (“Pinnacle Common Stock”) as of the closing date and options to purchase Pinnacle Common Stock (“Pinnacle Stock Options”). The CFSB contributed $5.0 million for 25% of the common stock of Pinnacle.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

CSFB also contributed approximately $13.0 million of cash to Pinnacle in return for the Redeemable Preferred Stock of Pinnacle (“Pinnacle Preferred Stock”), and warrants to purchase Pinnacle Common Stock (“Pinnacle Warrants”). The CSFB Parties also agreed to contribute additional cash, under certain circumstances, of up to approximately $11.8 million to Pinnacle to fund future drilling, development and acquisitions. The CSFB Parties currently have greater than 50% of the voting power of the Pinnacle capital stock through their ownership of Pinnacle Common Stock and Pinnacle Preferred Stock.

At December 31, 2004 RMG and CCBM each owned 16.7% of Pinnacle and the CSFRB parties owned 66.6%.

Pinnacle is a private corporation. Only such information about Pinnacle as its board of directors elects to release is available to the public. All other information about Pinnacle is subject to confidentiality agreements between Pinnacle, RMG and the other parties to the June 2003 transaction.

RMG I - HI-PRO

On January 30, 2004, RMG, through its wholly owned subsidiary RMG I, purchased the producing, and non-producing properties of Hi-Pro Production LLC ("Hi-Pro"), a company in the Powder River Basin of Wyoming. The terms of the purchase were as follows:

•	$776,700	cash paid by RMG I, $75,000
•	$588,300	net revenues from November 1, 2003 to December 31, 2003, which were retained by Hi-Pro. (1)
•	$500,000	by USE’s 30 day promissory note (secured by 166,667 restricted shares of USE common stock, valued at $3.00 per share). (2)
•	$600,000	by 200,000 restricted shares of USE common stock (valued at $3.00 per share).
•	$700,000	by 233,333 restricted shares of RMG common stock (valued at $3.00 per share). (3)
•	$3,635,000	cash, loaned to RMG I under the credit facility agreement.
•	$6,800,000
		Reverse net revenues from November 1, 2003 to December 31, 2003, which
	(588,300)	were retained by Hi-Pro.
	$6,211,700
_________________________

(1)	RMG I paid all January operating costs at closing. Net revenues from the purchased properties for January 2004 were credited to RMG I's obligations under the credit facility agreement. These net revenues were considered by the parties to be a reduction in the purchase price which RMG I otherwise would have paid at the January 30, 2004 closing.
(2)	Pursuant to the terms of the promissory note, USE issued 166,667 shares as payment in full of this obligation during the first quarter of 2004.
(3)	The RMG shares were convertible at Hi-Pro's sole election into restricted shares of common stock of USE. The number of USE shares to be issued were based upon (A) the number of RMG shares to be converted, multiplied by $3.00 per share, divided by (B) the average closing sale price of the shares of USE for the 10 trading days prior to notice of conversion. During the quarter ended June 30, 2004, all of these shares were converted into 312,221 shares of the Company's common stock. The Company has filed a resale registration statement with the Securities and Exchange Commission to cover public resale of these shares.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

RMG I purchased these properties to continue its entry into the coalbed methane gas business and accounted for as a purchase transaction with the estimated fair value of assets and liabilities assumed in the acquisition as follows:

Estimated fair value of assets acquired
Current assets	$639,400
Oil and gas properties	6,538,300
Other property and equipment	146,700
Other long term assets	145,000
Total assets acquired	$7,469,400

Estimated fair value of liabilities assumed
Current liabilities	$884,800
Asset retirement obligation	372,100
Total liabilities assumed	1,256,900
Net assets acquired	$6,212,500

RMG I financed $3.6 million of the cash component from a $25 million credit facility arranged by Petrobridge Investment Management, LLC (Petrobridge), a mezzanine lender headquartered in Houston, TX. The properties acquired from Hi-Pro serve as the sole collateral for the credit facility. As defined by the agreement, terms under the credit facility include the following: (1) advances under the credit facility are subject to lender's approval; (2) all revenues from oil and gas properties securing the credit facility will be paid to a lock box controlled by the lender. All disbursements for lease operating costs, revenue distributions and operating expense require approval by the lender before distributions are made; and (3) RMG I must maintain certain financial ratios and production volumes, among other requirements.

At December 31, 2004, RMG I was not in compliance with five of the financial covenants under the Petrobridge agreement. The ratios and production figures that RMG I is not in compliance with are:

	Terms of Loan	Actual at 12-31-04
Total Debt to EBITDA	No greater than 2 to 1	5.7 to 1
EBITDA to interest and rents	Not less than 3 to 1	1.3 to 1
Current Ratio	Not less than 1 to 1	.3 to 1
NPV of proved developed Producing reserves to debt	Not less than 1 to 1	.9 to 1
Sales Volumes	230 mmcf per quarter	182.2 mmcf

A revocable waiver was granted through January 31, 2006 by the lender. As the wavier is conditional, the entire debt is classified by RMG as current. Management of RMG I continues to seek solutions in the production of coalbed methane gas to bring the project into compliance. Due to lower than projected sales volumes, the Hi-Pro field will remain out of compliance unless (1) higher prices are realized, (2) costs are reduced and (3) the debt is paid down. It is probable that RMG I will not be in compliance with these ratios for the next reporting period. Should the lender declare the note in default, the only asset available for recourse is the Hi-Pro property owned by RMG I.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

F.    OIL AND GAS INFORMATION:

Costs related to the oil and gas activities of the Company were incurred as follows:
			Seven months
			ended
	Year ended December 31,		December 31,
	2004	2003	2002
Company's share of equity method
investees' cost of property
acquisition, exploration and
development	$ 3,286,100	$ 103,800	$ 288,400

     The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities as follows:
	December 31,
	2004	2003

Proved oil and gas properties	$886,800	$886,800
Less accumulated depreciation,
depletion and amortization	886,800	886,800
	$--	$--

Company's share of equity method
investees' net capitalized costs	$4,306,500	$1,961,600

No depreciation, depletion or amortization expense was recorded for the year ended December 31, 2004, December 31, 2003, the seven months ended December 31, 2002 and the fiscal year ended May 31, 2002 respectively.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

G.    DEBT:

Obligations of the Company consist of advances payable to USE, which are due upon demand. The obligation is due to U. S. Energy for funding a majority of the operations of USECC, of which 50% is the responsibility of the Company. All advances payable to USE are classified as current as of December 31, 2004 and December 31, 2003 as a result of USE’s unilateral ability to modify the repayment terms.

	December 31,
	2004	2003

Advances payable - U.S. Energy
balance payable in full on
demand (see Note A)	$ 9,650,900	$ 9,408,300

As of December 31, 2004, the Company and USE had a $750,000 line of credit with a commercial bank. The line of credit bore interest at a variable rate (6.25% as of December 31, 2004). The weighted average interest rate for the year ended December 31, 2004 was 5.34%. As of December 31, 2004, there was no outstanding balance due under the line of credit. The line of credit expired on December 31, 2004 and has been renewed for 6 months to June 30, 2005. This line of credit is secured by a share of the net proceeds of fees from production of oil wells and certain assets of USECC.

H.    INCOME TAXES:

The components of deferred taxes as of December 31, 2004 and 2003 are as follows:

	December 31
	2004	2003
Deferred tax assets:
Deferred compensation	$3,500	$3,400
Deferred gains	109,300	106,100
Allowances and impairments	254,600	104,600
Net operating loss carry-forwards	5,850,500	5,085,900
Tax credits	15,400	15,000
Total deferred tax assets	6,233,300	5,315,000

Deferred tax liabilities:
Basis difference of investments	(789,700)	(235,600)
Development and exploration costs	(37,200)	(36,100)
Total deferred tax liabilities	(826,900)	(271,700)
Net deferred tax assets - all non-current	5,406,400	5,043,300

Valuation Allowance	(5,406,400)	(5,043,300)
Net deferred tax asset	$--	$--

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

At December 31, 2004 the Company had available, for federal income tax purposes, net operating loss carry-forwards of approximately $16,715,700 which expire from 2006 through 2022. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company’s ability to generate future taxable income to utilize the NOL carry-forwards. In addition, the use of the NOL carry-forwards may be limited by Internal Revenue Service provisions governing significant change in company ownership.

The valuation allowance increased $363,100 for the years ended December 31, 2004 and increased $322,500 for year ended December 31, 2003.

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

	Year Ended December 31		Seven Months Ended December 31,	Year Ended May 31
	2004	2003	2002	2002
Expected federal income tax benefit	$(600,950)	$(808,500)	$(394,000)	$(679,600)
Losses from subsidiaries not
consolidated for tax purposes,
utilization of net operating
losses and other	237,850	486,000	(128,900)	423,700
Valuation allowance	363,100	322,500	522,900	255,900
Income taxes	$--	$--	$--	$--

There were no taxes payable as of December 31, 2004, 2003, 2002 or May 31, 2002.

I.    SHAREHOLDERS’ EQUITY:

The Board of Directors of the Company from time to time, issued stock compensation to certain directors, employees and third parties. These shares are forfeitable to the Company until earned. The Company is responsible for the compensation expense related to these issuances. For the years ended December 31, 2004, 2003, the seven months ended December 31, 2002 and the year ended May 31, 2002, the Company did not recognize compensation expense resulting from these issuances. A schedule of forfeitable shares for Crested is set forth in the following table:

Issue	Number	Issue	Total
Date	of Shares	Price	Compensation
June 1990	25,000	$1.06	$26,562
December 1990	7,500.50		3,750
January 1993	6,500.22		1,430
January 1994	6,500.28		1,828
January 1995	6,500.19		1,230
January 1996	5,000.3125		1,600
January 1997	8,000.9375		7,500
Release of Earned Shares	(50,000)		(33,800)
Balance at December 31, 2004	15,000		$10,100

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

J.    COMMITMENTS, CONTINGENCIES AND OTHER:

Material proceedings pending at December 31, 2004, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below. Other proceedings which were pending during the year have been settled or otherwise finally resolved.

Sheep Mountain Partners Arbitration/Litigation

In 1991, disputes arose between Crested/USE d/b/a/ USECC, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil Action No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded. In February 1994, all of the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

The Panel entered an Order and Award in 1996, finding generally in favor of Crested and USE on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS republics, and also awarded SMP damages of $31,355,070 against Nukem. Further legal proceedings ensued. On appeal, the 10th Circuit Court of Appeals ("CCA") issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem.

As a result of further proceedings, the U.S. District Court appointed a Special Master to conduct an accounting of the constructive trust. The U.S. District Court adopted the Special Master’s report in part and rejected it in part, and entered judgment on August 1, 2003 in favor of USECC and against Nukem for $20,044,183. In early 2004, the parties appealed this judgment to the CCA.

On February 24, 2005, a three judge panel of the CCA vacated the judgment of the U.S. District Court and remanded the case to the Panel for clarification of the 1996 Order and Award. In remanding this case, the CCA stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits therefrom,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case."

The timing and ultimate outcome of this litigation is not predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Contour Development Litigation

On July 8, 1998, Crested and USE filed a lawsuit in the U.S. District Court of Colorado in Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. for substantial damages from the defendants for dealings in real estate owned by Crested and USE in Gunnison, Colorado. This litigation was settled in 2004 with Crested and USE receiving nominal cash and seven real estate lots in and near Gunnison. Two lots have been sold and five are for sale.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

Phelps Dodge Litigation

Crested and USE were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

The litigation relates to agreements from 1974 when Crested and USE leased the mining claims to AMAX Inc., PD’s predecessor company. The mining claims cover one of the world’s largest and richest deposits of molybdenum, which was discovered by AMAX.

The June 19, 2002 complaint filed by PD and MEMCO sought a determination that PD’s acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, USE and Crested would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Mineral Co. USECC’s counter and cross-claims alleged that in 1999, PD formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest in Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and PD stock exceeding $1 billion and making Cyprus Amax a subsidiary of PD. Therefore, USECC asserted that the acquisition of Cyprus Amax by PD was a sale of MEMCO and the properties that triggered the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

The other issues in the litigation were whether USECC must, under terms of a 1987 Royalty Deed, accept PD's and MEMCO's conveyance of the Mt. Emmons properties back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. PD's and MEMCO's claim sought to obligate USECC to assume the operating costs of the water treatment plant. USECC asserted counterclaims against the defendants, including a claim for nonpayment of advance royalties.

On July 28, 2004, the Court entered an Order granting certain of PD's motions and denying USECC's counterclaims and cross-claims. The case was tried in late 2004.

On February 4, 2005, the Court entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Mt. Emmons properties under Paragraph 8 of the 1987 Agreement includes the transfer of ownership and operational responsibility for the Water Treatment Plant, and that PD does not owe USECC any advanced royalty payments. However, the Order did not address the NPDES permit. NPDES permits are administered and regulated by the Colorado Department of Public Health and the Environment (“CDPHE”). The timing and scope of responsibilities for maintaining and operating the plant will be addressed by the CDPHE later in 2005.

USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights from the Colorado Supreme Court opinion (decided in 2002, finding that the predecessor owners of the Mt. Emmons property had rights to water to develop a mine), and any other appurtenant water rights, be conveyed to USECC. The motion is pending.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

Rocky Mountain Gas, Inc. (RMG)

Litigation involving leases on coalbed methane properties in Montana

In April 2001, RMG was served with a Second Amended Complaint, in which the Northern Plains Resource Council ("NPRC") had filed suit in the U. S. District Court of Montana, Billings Division (No. CV-01-96-BLG-RWA) against the United States Bureau of Land Management (“BLM”), RMG, certain of its affiliates (including Crested and USE) and some 20 other defendants. The plaintiff was seeking to cancel oil and gas leases issued to RMG et. al. by the BLM in the Powder River Basin of Montana and for other relief.

In December 2003, Federal District Court Judge Anderson granted BLM’s and the other defendants Motion for Summary Judgment and ruled that BLM did not have to consider environmental impacts in an Environmental Impact Statement (“EIS”) prior to leasing because the 1994 Resource Management Plan (“RMP”) limited lease right to exploration and small scale development. On August 30, 2004, the Ninth Circuit Court of Appeals affirmed the District Court decision and held that the six-year statue of limitations precluded challenging the 1994 RMP and EIS. On February 10, 2005, NRPC's petition for rehearing or in the alternative petition for en banc was denied by the Ninth Circuit Court of Appeals.

All of RMG's BLM Montana leases are held by RMG and are at least four years old. There is no record of any objections being made to the issue of those leases. We believe RMG’s leases were validly issued in compliance with BLM procedures, and do not believe the plaintiff’s lawsuit will adversely affect any of RMG’s BLM leases in Montana.

Lawsuits challenging BLM's Records of Decisions

Three lawsuits are currently pending in the Montana Federal District Court challenging BLM's Records of Decisions for the Powder River Basin Oil and Gas EIS for the Wyoming portion of the basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and Billings Resource Management Plans in Montana.

In April of 2003 NRPC and the Northern Cheyenne Tribe and Native Action (the “Tribe”) filed a suit against BLM challenging the April 2003 decision by BLM approving the Final Statewide Oil and Gas Environmental Impact Statement (FEIS) and proposed amendments to the RMP. On February 25, 2005 Federal District Court Judge Anderson dismissed all counts with the exception of the allegation that the FEIS is inadequate because it failed to consider any alternatives to full-field development and ruled that BLM’s failure to analyze a phased development alternative renders the FEIS inadequate. BLM will now be required to perform a Supplemental EIS (“SEIS”) examining a phased development alternative, which could take 18 months to complete.

On April 5, 2005 Federal District Court Judge Anderson rejected the Tribe’s request for a complete moratorium on CBM drilling in Montana and instead accepted BLM’s proposal that limited the number of Federal APDs issued by BLM to maximum of 500 wells per year, including federal, state and fee wells within a certain defined geographic area. The decision will prohibit BLM from issuing Federal wells in RMG’s Castle Rock property until the SEIS is completed, because it is not located with the defined geographic area. However, the decision does not limit the number of fee and state wells that can be approved in the Castle Rock property by the State of Montana. RMG will request BLM to extend the expiration date of the Federal leases for the period of the delay.

Neither the Company, nor RMG is a party to these lawsuits.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

Litigation involving drilling

A drilling company, Eagle Energy Services, LLC filed a lawsuit against RMG for drilling services claiming $49,309.50 for non-payment in Civil Action No. C02-9-341. Eagle Energy’s bank, Community First National Bank of Sheridan, Wyoming, filed a similar suit for the same amount on an assignment from Eagle Energy against RMG in Civil Action No. CO2-9-328 in the 4th Judicial District of Sheridan County, Wyoming. In February 2005 RMG and Community First reached a full and complete settlement of Civil Action No. C02-9-328 and a Joint Motion to Dismiss with Prejudice is currently pending with the Court. RMG has also requested Eagle Energy to join in a Motion to Dismiss in Civil Action No. C02-9-341 because the claim was settled as noted above. Management believes that the ultimate outcome of the matters will not have a material effect on the Company’s financial condition or result of operations.

Reclamation and Environmental Liabilities

Most of the Company’s and USE’s exploration activities are subject to federal and state regulations that require the Company and USE to protect the environment. The Company and USE conduct their operations in accordance with these regulations. The Company’s and USE’s current estimates of their reclamation obligations and their current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company and USE cannot predict the outcome of future regulation or impact on costs. Nonetheless, the Company and USE have recorded their best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission (“NRC”), the Bureau of Land Management (“BLM”) and the Wyoming Department of Environmental Quality (“WDEQ”) review the Company’s and USE’s reclamation, environmental and decommissioning liabilities. The Company and USE believe the recorded amounts are consistent with those reviews and related bonding requirements. To the extent that production on their properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company and USE would be adversely affected. The Company and USE believe they have accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded.

The majority of the Company’s and USE’s environmental obligations relate to former mining properties acquired by the Company an USE. Since the Company and USE currently do not have properties in production, the Company’s and USE’s policy of providing for future reclamation and mine closure costs on a unit-of-production basis has not resulted in any significant annual expenditures or costs. For the obligations recorded on acquired properties, including site-restoration, closure and monitoring costs, actual expenditures for reclamation will occur over several years in the future. The Company and USE also do not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, the near term reclamation obligations are not expected to have a significant impact on the Company’s liquidity.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

  As of December 31, 2004, estimated reclamation obligations related to the above mentioned mining properties total $7.4 million. Crested’s position of this obligation is $1.2 million, which is reflected on the balance sheet of the Company. The remaining balance of $6.3 million is an obligation of USE and its other affiliates, (excluding Crested). The Company is obligated for 50% of any reclamation costs in excess of current estimated reclamation obligations. The Company, however, does not expect that estimated reclamation costs will be exceeded.

The Company and USE currently have three properties or investments that account for most of their environmental obligations, SMP, Plateau and SGMI. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

SMP

The Company and USE are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, USE and the regulatory authorities during the year ended December 31, 2004 and the balance in the reclamation liability account at December 31, 2004 of $2.3 million (½ accrued by Crested) is believed by management to be adequate. The Company and USE are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building and by posting cash bonds.

Sutter Gold Mining Inc.

SGMI’s mineral properties are currently in a shut down status and have never been in production. SGMI has recorded a reclamation liability as of December 31, 2004 that is covered by a $28,200 reclamation cash bond.

Plateau Resources, Limited

The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. As of December 31, 2004, the reclamation liability on the Plateau properties was $5.2 million. Plateau held a cash deposit for reclamation in the amount of $6.8 million.

Executive Compensation

The Company and USE are committed to pay the surviving spouse or dependant children of certain of the officers one years’ salary and an amount to be determined by the Boards of Directors, for a period of up to five years thereafter. This commitment applies only in the event of the death or total disability of those officers who are full-time employees of the Company at the time of total disability or death. The maximum compensation due under these agreements for the officers covered by the agreement for the first year after their deaths, should they die in the same year, is $311,400 at December 31, 2004. Certain officers and employees have employment agreements with the Company and USE.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

K.    TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the seven months ended December 31, 2002 and 2001, respectively:

	Seven Months Ended
	December 31,
	2002	2001
		(Unaudited)

Revenues	$--	$--

Costs and expenses	102,400	117,000
Loss before equity in affiliates	(102,400)	(117,000)

Equity in loss in affiliates	(1,055,000)	(998,200)
Loss before income taxes	(1,157,400)	(1,115,200)

Provision for income taxes	--	--
Net loss	$(1,157,400)	$(1,115,200)

PER SHARE DATA:
Revenues	$--	$--

Costs and expenses	0.01	0.01
Loss before equity loss	(0.01)	(0.01)

Equity in loss of affiliates	(0.06)	(0.06)
Loss before income taxes	(0.07)	(0.07)

Provision for income taxes	--	--
Net loss basic and diluted	$(0.07)	$(0.07)

Weighted average common shares outstanding

Basic and diluted	17,099,276	17,073,330

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

L.    SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	Three months ended
	March 31	June 30	September 30	December 31
	2004	2004	2004	2004

Operating revenues	$--	$--	$--	$--

Operating loss	(57,500)	(146,600)	(73,400)	(42,500)

Equity in loss from affiliate	(469,900)	(318,800)	(300,600)	(358,200)

Net loss	$(527,400)	$(465,400)	$(374,000)	$(400,700)

Loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)

Basic and diluted weighted average
shares outstanding	17,118,098	17,118,098	17,124,639	17,137,298

	Three months ended
	March 31	June 30	September 30	December 31
	2003	2003	2003	2003

Operating revenues	$--	$--	$--	$--

Operating loss	(59,200)	(75,200)	(64,200)	(64,700)

Equity in loss from affiliate	(373,500)	(1,026,800)	(371,200)	(343,100)

Net loss before cumulative accounting change	$(432,700)	$(1,102,000)	$(435,400)	$(407,800)

Loss per share, basic and diluted	$(0.03)	$(0.06)	$(0.03)	$(0.02)

Basic and diluted weighted average
shares outstanding	17,115,137	17,118,098	17,118,098	17,118,098

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

M.    SUBSEQUENT EVENT

Enterra Energy Trust

As of April 11, 2005, the company and its subsidiary Rocky Mountain Gas, Inc. (“RMG”) has entered into a binding agreement with Enterra Energy Trust (“Enterra”) for the acquisition of RMG by Enterra in consideration of $20,000,000, payable pro rata to the RMG shareholders in the amounts of $6,000,000 in cash and $14,000,000 in exchangeable shares of one of the subsidiary companies of Enterra. The shares will be exchangeable for units of Enterra twelve months after closing of the transaction. The Enterra units are traded on the Toronto Stock Exchange and on Nasdaq; the exchangeable shares will not be traded. RMG will be acquired with approximately $3,500,000 of debt owed to its mezzanine lenders.

Closing of the transaction is subject to approval of the RMG shareholders; U.S. Energy Corp. and Crested Corp., the principal shareholders of RMG, have agreed to vote in favor of the acquisition. Closing is further subject to completion of due diligence by Enterra, and to obtaining regulatory and stock exchange approvals.

RMG’s minority equity ownership of Pinnacle Gas Resources, Inc. will not be included in the transaction with Enterra, which has resulted in a decrease in the consideration to be paid by Enterra from the previously-announced $30,000,000, to the $20,000,000 in the definitive agreement signed as of April 11, 2005. However, Enterra will be entitled to be paid up to (but not more than) $2,000,000 if proceeds from a future disposition of the minority equity interest in Pinnacle exceed $10,000,000.

Uranium Power Corp.

As of April 11, 2005, U.S. Energy Corp. and Crested Corp. (as the USECC Joint Venture) signed a Mining Venture Agreement with Uranium Power Corp. (“UPC,” formerly Bell Coast Capital Corp.) to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the Purchase and Sale Agreement (see the Form 8-K Report filed December 13, 2004), and acquire, explore and develop additional uranium properties. The joint venture generally covers uranium properties in Wyoming and other properties identified in the USECC Joint Venture uranium property data base, but excluding the Green Mountain area and Kennecott’s Sweetwater uranium mill, the Shootaring Canyon uranium mill in southeast Utah (and properties within ten miles of that mill), and properties acquired in connection with a future joint venture involving that mill. The Shootaring Canyon mill is owned by Plateau Resources Limited, a subsidiary of U.S. Energy Corp.; Crested Corp. has a 50% interest in Plateau’s cashflows.

The initial participating interests in the joint venture (profits, losses and capital calls) are 50% for the USECC Joint Venture and 50% for UPC, based on their contributions of the Sheep Mountain properties. Operations will be funded by cash capital contributions of the parties; failure by a party to fund a capital call may result in a reduction or the elimination of its participating interest. In addition, a failure by UPC to pay for its 50% interest in the Sheep Mountain properties may result in a reduction or the elimination of UPC’s participating interest. A budget of $567,842 for the seven months ending December 31, 2005 has been approved, relating to reclamation work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. A substantial portion of this work will be performed by (and be paid to) to the USECC Joint Venture as manager.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, 2002 AND MAY 31, 2002(Continued)

The manager of the joint venture is the USECC Joint Venture; the manager will implement the decisions of the management committee and operate the business of the joint venture. UPC and the USECC Joint Venture each have two representatives on the four person management committee, subject to change if the participating interests of the parties are adjusted. The manager is entitled to a management fee from the joint venture equal to a minimum of 10% of the manager’s costs to provide services and materials to the joint venture (excluding capital costs) for field work and personnel, office overhead and general and administrative expenses, and 2% of capital costs. The manager may be replaced if its participating interest becomes less than 50%.

Report of Independent Registered Public Accounting Firm

To Board of Directors U.S. Energy Corp. and Crested Corp.:

We have audited the accompanying balance sheet of USECB Joint Venture ("Partnership") as of December 31, 2004, and the related statements of operations, changes in partners' capital and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of USECB Joint Venture as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/EPSTEIN, WEBER & CONOVER, PLC

Scottsdale, Arizona
March 9, 2005

Report of Independent Registered Public Accounting Firm

Crested Corp. and U.S. Energy Corp. Board of Directors

We audited the accompanying balance sheets of USECB Joint Venture (a Wyoming Joint Venture) as of December 31, 2003 and the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2003, the seven months ended December 31, 2002 and the year ended May 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USECB Joint Venture as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003, the seven months ended December 31, 2002 and the year ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses from operations and these issues raise substantial doubt about the ability of the partnership to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2004

USECB JOINT VENTURE
BALANCE SHEETS
ASSETS

	December 31,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$230,900	$176,200
Accounts receivable,
net of allowance of $ 41,500 and $27,800	81,400	9,900
Inventory	24,000	21,800
Current portion of notes receivable	13,200	56,100
Prepaid insurance	111,900	98,500
TOTAL CURRENT ASSETS	461,400	362,500

PROPERTY AND EQUIPMENT:
Land and improvements	561,200	561,200
Buildings and improvements	4,498,200	4,498,200
Equipment	3,487,800	3,403,000
Other	35,900	35,900
	8,583,100	8,498,300
Less accumulated depreciation	(4,096,400)	(3,796,200)
	4,486,700	4,702,100

OTHER ASSETS:
Restricted cash	299,900	247,500
Notes receivable
Trade	8,500	8,500
Related parties	3,465,500	5,756,100
Deposits and other	359,400	355,400
	4,133,300	6,367,500
	$9,081,400	$11,432,100

The accompanying notes are an integral part of these statements.
80

LIABILITIES AND PARTNERS' CAPITAL

	December 31,	December 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable	$132,700	$354,300
Accrued compensation expenses	181,700	180,000
Current portion of long-term debt	176,600	136,800
Other current liabilities	14,000	5,000
TOTAL CURRENT LIABILITIES	505,000	676,100

HEALTH INSURANCE OBLIGATIONS	297,900	247,500

LONG TERM DEBT, net of current portion	1,015,700	1,271,100

PARTNERS' CAPITAL
U. S. Energy	3,631,400	4,618,700
Crested Corp	3,631,400	4,618,700
	7,262,800	9,237,400
	$9,081,400	$11,432,100

The accompanying notes are an integral part of these statements.
81

USECB JOINT VENTURE
STATEMENTS OF OPERATIONS

			Seven months
			ended	Year ended
	Year ended December 31,		December 31,	May 31,
	2004	2003	2002	2002
OPERATING REVENUES:
Commercial operations	$91,300	$103,700	$94,000	$231,100
Management fees	341,000	427,100	197,500	378,900
	432,300	530,800	291,500	610,000

OPERATING COSTS AND EXPENSES:
Commercial operations	236,100	237,900	146,500	230,600
Mine holding costs	996,800	1,500,500	596,600	1,465,300
General and administrative	2,263,400	2,448,500	1,412,900	2,662,800
	3,496,300	4,186,900	2,156,000	4,358,700

OPERATING LOSS	(3,064,000)	(3,656,100)	(1,864,500)	(3,748,700)

OTHER INCOME & EXPENSES:
Gain on sale of assets	2,500	1,200	160,700	693,400
Interest income	9,800	42,500	25,500	42,500
Other	--	--	27,800	13,400
Interest expense	(76,500)	(194,600)	(83,100)	(197,300)
	(64,200)	(150,900)	130,900	552,000

LOSS FROM
CONTINUING OPERATIONS	(3,128,200)	(3,807,000)	(1,733,600)	(3,196,700)

DISCONTINUED OPERATIONS	--	--	--	(81,300)

NET LOSS	$(3,128,200)	$(3,807,000)	$(1,733,600)	$(3,278,000)

The accompanying notes are an integral part of these statements.
82

USECB JOINT VENTURE
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FROM MAY 31, 2001 TO DECEMBER 31, 2004

	U.S. Energy	Crested Corp.	Total

Balance May 31, 2001	$5,885,200	$5,885,200	$11,770,400

Capital contributions	1,656,800	1,656,800	3,313,600

Net loss	(1,639,000)	(1,639,000)	(3,278,000)

Balance May 31, 2002	5,903,000	5,903,000	11,806,000

Capital contributions	783,300	783,300	1,566,600

Net loss	(866,800)	(866,800)	(1,733,600)

Balance December 31, 2002	5,819,500	5,819,500	11,639,000

Capital contributions	702,700	702,700	1,405,400

Net loss	(1,903,500)	(1,903,500)	(3,807,000)

Balance December 31, 2003	4,618,700	4,618,700	9,237,400

Capital contributions	576,800	576,800	1,153,600

Net loss	(1,564,100)	(1,564,100)	(3,128,200)

Balance December 31, 2004	$3,631,400	$3,631,400	$7,262,800

The accompanying notes are an integral part of these statements.
83

USECB JOINT VENTURE
STATEMENTS OF CASH FLOWS

			Seven Month
	Year Ended		Period Ended	Year Ended
	December 31,		December 31,	May 31,
	2004	2003	2002	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,128,200)	$(3,807,000)	$(1,733,600)	$(3,278,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	300,300	303,000	172,300	357,800
Gain on sale of assets	(2,500)	(1,200)	(160,700)	(693,400)
Write off of properties	--	--	21,500	--
Net changes in components of assets and liabilites
Change in deposits and other	(4,000)	(4,300)	(2,800)	(17,700)
Health insurance obligations	50,400	70,800	27,600	35,700
Accounts receivable	(71,500)	(9,900)	37,500	1,248,600
Inventory	(2,200)	(12,100)	14,200	4,700
Current portion of notes receivable	42,900	92,500	80,400	--
Prepaid insurance	(13,400)	38,900	(79,900)	(7,200)
Accounts payable	(221,600)	120,500	74,800	(589,300)
Other current liabilites	9,000	--	--	--
Accrued compensation expenses	1,700	--	--	90,800
NET CASH USED IN
OPERATING ACTIVITIES	(3,039,100)	(3,208,800)	(1,548,700)	(2,848,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2,500	32,800	557,200	1,073,700
Purchase of property and equipment	(84,900)	(83,400)	(355,400)	(176,700)
Net activity on restricted cash	(52,400)	(102,200)	9,400	(77,100)
Net activity on notes receivable related parties	2,290,600	2,030,100	(288,300)	128,600
Proceeds advanced on notes receivable	--	--	--	(260,500)
Payments from notes receivable	--	8,800	19,500	37,000
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	2,155,800	1,886,100	(57,600)	725,000

CASH FLOWS FROM FINANCING ACTIVITES:
Contributions from partners	1,153,600	1,405,400	1,566,600	3,313,600
Proceeds from third party debt	234,900	150,500	392,800	379,100
Repayments of debt	(450,500)	(582,000)	(364,900)	(1,087,700)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	938,000	973,900	1,594,500	2,605,000

The accompanying notes are an integral part of these statements.
84

USECB JOINT VENTURE
STATEMENTS OF CASH FLOWS
(continued)
			Seven Month
			Period Ended	Year Ended
	Year Ended December 31,		December 31,	May 31,
	2003	2003	2002	2002

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	54,700	(348,800)	(11,800)	482,000

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	$176,200	$525,000	$536,800	$54,800

CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$230,900	$176,200	$525,000	$536,800

SUPPLEMENTAL DISCLOSURES:
Interest paid	$76,500	$194,600	$83,100	$197,300

The accompanying notes are an integral part of these statements.
85

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002 and MAY 31, 2002

A.    BUSINESS ORGANIZATION AND OPERATIONS:

USECB Joint Venture was formed in the State of Wyoming on August 1, 1981. USECB (the "Partnership" or "USECB") is equally owned by U. S. Energy Corp. (“USE”) and its subsidiary Crested Corp. (“Crested”). As such, it manages the acquisition, exploration, holding, sale and/or development of mineral, the production of petroleum properties and marketing of minerals. Principal mineral interests held by USE and Crested are in uranium, gold and molybdenum. The uranium and gold properties are currently all in a shut down status. USE and Crested also hold various real and personal properties used in commercial activities.

The Partnership has generated significant net losses prior to and including the year ended December 31, 2004. The Partnership experienced negative cash flows from operations of $3,039,100, $3,208,800, $1,548,700 and $2,848,000 for the years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and the fiscal year ended May 31, 2002, respectively. At December 31, 2004, the Partnership does not have sufficient cash or cash flows from operations to meet its obligations. All of these factors raise substantial doubt about the Partnership's ability to continue as a going concern during the upcoming year.

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

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Partnership maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits. At December 31, 2004, the Partnership had its cash and cash equivalents with one financial institution. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

Under its health insurance plan for employees, the partnership deposits cash in a restricted account to fund the payment of potential insurance claim obligations.

Accounts Receivable

The Partnership's accounts receivable are due from various third parties. The Partnership determines any required allowance by considering a number of factors including length of time accounts receivable are past due and the Partnership's previous loss history. The Partnership writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002 and MAY 31, 2002

Inventories

Inventories consist of aviation fuel and gold and silver bullion. Inventories are stated at lower of cost or market using the average cost method.

Property and Equipment

Land, buildings, improvements, machinery and equipment are carried at cost. Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years. Following is a breakdown of the lives over which assets are depreciated.
Equipment
Office Equipment	3 to 5 years
Planes	10 years
Field Tools and Hand Equipment	5 to 7 years
Vehicles and Trucks	3 to 7 years
Heavy Equipment	7 to 10 years
Building
Service Buildings	20 years
Corporate Headquarters' Building	45 years

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

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002 and MAY 31, 2002
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

C.    RELATED PARTY TRANSACTIONS:

The Partnership provides management and administrative services for affiliates under the terms of various management agreements. The Partnership operates the Glen L. Larsen office complex; holds interests in various mineral operations; conducts oil and gas operations; and transacts all operating and payroll expenses for USE and Crested and their subsidiaries. The partnership recognized $197,200 and $282,200 in management fees during the years ended December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, the partnership was owed $3,465,500 and $5,756,100 respectively, from related parties, by common ownership, for services the partnership had provided.

D.    DEBT:

Lines of Credit

As of December 31, 2004, USE and Crested had a $750,000 line of credit with a commercial bank. The line of credit bore interest at a variable rate (6.25% as of December 31, 2004). The weighted average interest rate for the year ended December 31, 2004 was 5.34%. As of December 31, 2004, there was no outstanding balance due under the line of credit. The line of credit expired on December 31, 2004 and has been renewed for 6 months to June 30, 2005. This line of credit is secured by a share of the net proceeds of fees from production of oil wells and certain assets.

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002 and MAY 31, 2002

Long-term Debt-Continued

The components of long-term debt as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Installment notes to financial institutions
collateralized by equipment; interest at 5.25% to 9.0% at December 31, 2004, maturing at various dates	$1,192,300	$1,407,900

Less current portion	(176,600)	(136,800)
	$1,015,700	$1,271,100

Principal requirements on long-term debt are $176,600; $136,800; $864,900; $12,400 and $1,600 for the years ended December 31, 2005 through 2009, respectively.

E.    OPERATING LEASES:

The Company is the lessor of a portion if its office building and building improvements. The Company occupies the rest of the building. The leases are accounted for as operating leases and provide for minimum monthly receipts of $7,600 through December, 2006. All of the Company's leases are for two years or less.

The cost of the office building and building improvements amounted to $3,734,700 as of December 31, 2004 and 2003 and accumulated depreciation amounted to $1,911,600 and $1,829,700 as of December 31, 2004 and 2003, respectively. Rental income under the agreements was $91,300, $103,700, $94,000 and $231,100, for the years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and the fiscal year ended May 31, 2002.

Future minimum receipts for noncancellable operating leases are as follows:

Years Ending
December 31,       Amount
2005	$91,000
2006	$91,000

F.    COMMITMENTS, CONTINGENCIES AND OTHER:

Sheep Mountain Partners Arbitration/Litigation

In 1991, disputes arose between Crested/USE d/b/a/ USECC, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil Action No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded. In February 1994, all of the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002 and MAY 31, 2002

The Panel entered an Order and Award in 1996, finding generally in favor of Crested and USE on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS republics, and also awarded SMP damages of $31,355,070 against Nukem. Further legal proceedings ensued. On appeal, the 10th Circuit Court of Appeals ("CCA") issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem.

As a result of further proceedings, the U.S. District Court appointed a Special Master to conduct an accounting of the constructive trust. The U.S. District Court adopted the Special Master’s report in part and rejected it in part, and entered judgment on August 1, 2003 in favor of USECC and against Nukem for $20,044,183. In early 2004, the parties appealed this judgment to the CCA.

On February 24, 2005, a three judge panel of the CCA vacated the judgment of the U.S. District Court and remanded the case to the Panel for clarification of the 1996 Order and Award. In remanding this case, the CCA stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits therefrom,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case."

The timing and ultimate outcome of this litigation is not predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

G.    DISCONTINUED OPERATIONS:

During the third quarter of the fiscal year ended May 31, 2002, USECB made the decision to discontinue its drilling/construction segment. The assets associated with this business segment were sold and or converted for use elsewhere by USECB.

H.    TRANSITION PERIOD COMPARATIVE DATA:

	Seven Months Ended December 31,
	2002	2001
		(Unaudited)
Revenues	$291,500	$258,300
Cost and expense	2,156,000	2,782,800
Operating Loss	(1,864,500)	(2,524,500)

Other Income and Expenses	130,900	411,100
Loss before Discontinued Operations	(1,733,600)	(2,113,400)

Discontinued Operations, net of tax	--	(99,600)

Net Loss	$(1,733,600)	$(2,213,000)

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002 and MAY 31, 2002

I.    SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	Three months ended
	March 31	June 30	September 30	December 31
	2004	2004	2004	2004

Operating revenues	$103,900	$121,300	$98,200	$108,900

Operating loss	$(854,600)	$(857,200)	$(599,800)	$(752,400)

Loss from operations	$(869,300)	$(850,500)	$(646,600)	$(761,800)

Discontinued operations	--	--	--	--

Net loss	$(869,300)	$(850,500)	$(646,600)	$(761,800)

	Three months ended
	March 31	June 30	September 30	December 31
	2003	2003	2003	2003

Operating revenues	$135,300	$163,500	$124,600	$107,400

Operating loss	$(725,000)	$(250,900)	$(1,244,000)	$(1,436,200)

Loss from operations	$(737,800)	$(290,400)	$(1,276,200)	$(1,502,600)

Discontinued operations	--	--	--	--

Net loss	$(737,800)	$(290,400)	$(1,276,200)	$(1,502,600)

	Three months ended		Month ended
	August 31	November 30	December 31
	2002	2002	2002

Operating revenues	$109,700	$115,900	$65,900

Operating loss	$(659,600)	$(848,900)	$(356,000)

Loss from operations	$(669,100)	$(671,700)	$(392,800)

Discontinued operations	--	--	--

Net loss	$(669,100)	$(671,700)	$(392,800)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III

In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of December 31, 2004, we will file such information under cover of a Form 10-K/A.

ITEM 10. Directors and Executive Officers of The Registrant.

The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the captions “Proposal 1: Election of Directors, “Filing of Reports Under Section 16(a),” and “Business Experience and Other Directorships of Directors and Nominees.” The information regarding the remaining executive officers follows:

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Daniel P. Svilar, Secretary, 877 North 8th West, Riverton, WY 92501.

Information Concerning Executive Officers Who Are Not Directors.

The following information is provided pursuant to Instruction 2, Item 401 of Reg. S-K, regarding certain of the executive officers of Crested who is not also a director.

Robert Scott Lorimer, age 54, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both of these companies since May 25, 1991, their Treasurer since December 15, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of Use or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the caption “Director’s Fee and Other Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the caption “Principal Holders of Voting Securities.”

ITEM 13. Certain Relationships And Related Transactions.

The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the caption “Certain Relationships and Related Transactions.”

ITEM 14. Principal Accounting Fees and Services

(1) - (4) Grant Thornton LLP billed us as follows for the year ended December 31, 2004, 2003 and the seven months ended December 31, 2002:

	Year Ended	Year Ended	Seven Months Ended
	December 31, 2004	December 31, 2003	Ended December 31, 2002

Audit Fees (a)	$28,200	$27,600	$24,100

Audit-Related Fees (b)	$--	$--	$--

Tax Fees (c)	$9,600	$5,500	$2,800

All Other Fees (d)	$--	$--	$--

a.	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission (“SEC”).

b.
For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2004, 2003, and 2002, respectively.

c.	For tax compliance, tax advice and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2004, 2003 and 2002, respectively.

d.	For services in respect of any and all other reports as required by the SEC and other governing agencies.

(5)(i) Our audit committee approves the terms of engagement before we engage Grant Thornton for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by the audit committee. These pre-approval policies and procedures are detailed as to the category of services and the audit committee is kept informed of each service provided. These policies and procedures and the work performed pursuant thereto, do not include delegation any delegation to management of the audit committee’s responsibilities under the Securities Exchange Act of 1934.

(5)(ii) The percentage of services provided by Audit-Related Fees, Tax Fees and All Other Fees, which services were delivered pursuant to pre-approval policies and procedures established by the audit committee, in 2004, 2003 and the seven months ended December 31, 2002 were: Audit-Related Fees 75%, 83% and 90%; Tax Fees 25%, 17% and 10%; and All Other Fees 0%, 0% and 0%.

PART IV

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules, Reports and Form 8-K.

(a)    The following financial statements are filed as a part of this Report as Item 8:
                                                                                                                                                                                                                                                                                            Page
                                                                                                                                                                                                                                                                                             No.
(1)    Financial Statement

Registrant and Affiliate

Report of Independent Registered Public Accounting Firm Epstein, Weber & Conover	47

Report of (former) Independent Registered Public Accounting Firm Grant Thornton, LLP	48

Balance Sheets - December 31, 2004 and 2003	49

Statements of Operations for the Years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and the Year Ended May 31, 2002	50

Statements of Shareholders’ Deficit for the Years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and the Year Ended May 31, 2002	51

Statements of Cash Flows For the Years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and the Year Ended May 31, 2002	52

Notes to Financial Statements	53-77

Report of Independent Registered Public Accounting Firm Epstein, Weber & Conover	78

Report of (former) Independent Registered Public Accounting Firm Grant Thornton, LLP	79

USECB Joint Venture Balance Sheets December 31, 2004 and 2003	80-81

USECB Joint Venture Statements of Operations for the Years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and the year Ended May 31, 2002	82

USECB Joint Venture Statements of Changes in Partners' Capital from May 31, 2000 to December 31, 2003	83

USECB Joint Venture Statements of Cash Flows for the Years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and the year Ended May 31, 2002	84-85

USECB Joint Venture Notes to Financial Statements	86-91

(2)    All other schedules have been omitted because the required information is inapplicable or is shown in the notes to financial statements.

(3)    Exhibits Required to be Filed.

Exhibit No.	Title of Exhibit	Sequential Page No.

3.1	Restated Articles of Incorporation	[1]

3.1(a)	Articles of Amendment to the Articles of Incorporation of Rocky Mountain Gas, Inc. (to establish Series A Preferred Stock in March 2004)	[4]

3.2 - 3.3	[intentionally left blank]

3.4	By-Laws	[2]

10.1	[intentionally left blank]

10.2	Management Agreement - USE - CC	[3]

10.3	Joint Venture Agreement - Registrant and USE	[2]

10.4	Purchase and Sale Agreement (without exhibits)- Bell Coast Capital Corp., n/k/a Uranium Power Corp.	*

10.5	Mining Venture Agreement (without exhibits) - Uranium Power Corp. (April 2005)	*

10.6	Pre-Acquisition Agreement (without exhibits) - Enterra Energy Trust	*

10.7 - 10.67	[intentionally left blank]

10.68	Purchase and Sale Agreement, with three amendments (for purchase of Hi-Pro assets)	[24]

10.69	Credit Agreement (mezzanine credit facility with Petrobridge Investment Management)	[24]

14.0	Code of Ethics	[4]

21	Subsidiaries of Registrant	[9]

23.0	Consent of Netherland, Sewell & Associates, Inc. independent petroleum engineers	*

31.1	Certification under Rule 13a-14(a) John L. Larsen	*

31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer	*

32.1	Certification under Rule 13a-14(b) John L. Larsen	*

32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer	*

*    Filed herewith

By Reference

[1]	Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10-K for the year ended May 31, 1989.

[2]	Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10-K for the year ended May 31, 1990.

[3]	Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10-K for the year ended May 31, 1991.

[4]	Incorporated by reference from the exhibit to the Registrant's Form 10-K, filed March 30, 2004.

[5]-[8]	[intentionally left blank]

[9]	Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-K for the year ended May 31, 2001.

[10]-[23]	[intentionally left blank]

[24]	Incorporated by reference from the exhibit filed with the Registrant's Form 8-K, filed February 17, 2004.

(b)	Reports filed on Form 8-K

During the fourth quarter ended December 31, 2004, the Registrant filed two reports on Form 8-K (December 13, 2004 - Purchase and Sale Agreement with Bell Coast Capital; and December 22, 2004 (change of accountants).

(c)	Required exhibits follow the signature page and are listed above under Item 15(a)(3).

(d)	Required financial statement of significant 50% or less owned investee will be filed by an amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by an undersigned, thereunto duly authorized.

CRESTED CORP.
(Registrant)

Date: April 15, 2005	By:	/s/John L. Larsen
JOHN L. LARSEN,
CHAIRMAN and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2005	By:	/s/ John L. Larsen
JOHN L. LARSEN, Director

Date: April 15, 2005	By:	/s/ Daniel P. Svilar
DANIEL P. SVILAR, Director

Date: April 15, 2005	BY:	/s/ Harold F. Herron
HAROLD F. HERRON, Director

Date: April 15, 2005	BY:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director

Date: April 15, 2005	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer

