Form 10-Q
period 2005-03-31
CRESTED CORP
filed 2005-05-16
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2005 or

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

YES ☐    NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at May 13, 2005
Common stock, $.001 par value	17,152,298

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Balance Sheets (Unaudited)
	March 31, 2005 and December 31, 2004	3

	Condensed Statements of Operations (Unaudited)
	Three Months Ended March 31, 2005 and 2004	4

	Condensed Statements of Cash Flows (Unaudited)
	Three Months Ended March 31, 2005and 2004	5

	Notes to Condensed Financial Statements (Unaudited)	6-7

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	8-11

ITEM 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	12-13

ITEM 2.	Changes in Securities and Use of Proceeds	13

ITEM 3.	Defaults upon Senior Securities	13

ITEM 4.	Submission of Matters to a Vote of Security Holders	14

ITEM 5.	Other Information	14

ITEM 6.	Exhibits and Reports on Form 8-K	14

	Signatures	15

	Certifications	See Exhibits

-2-

INDEX

CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	March 31,	December 31,
	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$3,800	$3,800

INVESTMENTS IN AFFILIATES	3,538,100	2,969,800

PROPERTIES AND EQUIPMENT
Machinery and other equipment	10,000	10,000
Developed oil properties, full cost method	886,800	886,800
	896,800	896,800
Less accumulated depreciation, depletion and amortization	(886,800)	(886,800)
	10,000	10,000
	$3,551,900	$2,983,600

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current debt to affiliate	$10,621,000	$9,650,900
Asset retirement obligation	96,400	96,400
	10,717,400	9,747,300

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	1,096,200	1,073,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; unlimited shares
authorized; 17,137,298 shares issued and outstanding	17,200	17,200
Additional paid-in capital	11,809,600	11,809,600
Accumulated deficit	(20,314,200)	(19,889,700)
	(8,487,400)	(8,062,900)
	$3,551,900	$2,983,600

The accompanying notes are an integral part of these statements.
-3-

INDEX

CRESTED CORP.
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,
	2005	2004

REVENUES:	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	22,700	17,500
General and administrative	28,900	40,000
	51,600	57,500

LOSS BEFORE EQUITY LOSS, PROVISION
FOR INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	(51,600)	(57,500)

EQUITY IN LOSS OF AFFILIATES	(372,900)	(469,900)

LOSS BEFORE PROVISION FOR INCOME TAXES	(424,500)	(527,400)

PROVISION FOR INCOME TAXES	--	--

NET LOSS	$(424,500)	$(527,400)

PER SHARE DATA
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,137,298	17,118,098

The accompanying notes are an integral part of these statements.
-4-

INDEX

CRESTED CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,500)	$(527,400)
Adjustments to reconcile net loss to net cash
used by operating activities:
Equity in loss of affiliates	372,900	469,900
Accretion of asset retirement obligation	22,700	17,500
NET CASH USED IN OPERATING ACTIVITIES	(28,900)	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	(941,200)	(911,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on debt to affiliate	970,100	951,100

NET INCREASE IN
CASH AND CASH EQUIVALENTS	--	--

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,800	3,300

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$3,800	$3,300

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--

Income tax paid	$--	$--

The accompanying notes are an integral part of these statements.
-5-

INDEX

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)

1) The Condensed Balance Sheet as of March 31, 2005 and the Condensed Statements of Operations for the three months ended March 31, 2005 and 2004 and Statements of Cash Flows for the three months ended March 31, 2005 and 2004 have been prepared by the Company without audit. The Condensed Balance Sheet at December 31, 2004, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2004 Form 10-K. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

4) Debt at March 31, 2005 and December 31, 2004, consists of debt payable to the Company's parent U.S. Energy Corp. ("USE") of $10,621,000 and $9,650,900, respectively. This debt has been incurred as a result of USE funding the Company’s portion of joint operations and investments. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE. USE has agreed not to call the note for the next 14 months.

5) During the three months ended March 31, 2005, the Company did not issue any shares of common stock.

6) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic and diluted earnings per common share are based on the weighted average number of common shares outstanding during the period. The Company's management has adopted an Incentive Stock Option Plan (ISOP), which was approved by the Company’s shareholders on September 2, 2004. 2,000,000 shares of common stock are reserved for grant under the ISOP, but the number of shares so reserved will be automatically increased to always equal not more than 20% of the Company’s issued and outstanding shares of common stock. The Company had no outstanding stock options or warrants at December 31, 2004 and March 31, 2005.

7) The Company has uranium properties that are in a shut down mode in central Wyoming for which it is responsible for one half of the reclamation expense.

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

INDEX
CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

The Company deducts actual funds expended from the accrued liability during the quarter in which it is expended. As a result of the Company having no remaining net book value for the properties and has no economic benefits to be received in future periods, all changes in estimates are charged to operations in the quarter in which they are recorded.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2004	$1,073,500
Addition to Liability	--
Liability Settled	--
Accretion Expense - 8% discount rate	22,700
Balance March 31, 2005	$1,096,200

These reclamation activities are scheduled to be completed over the next several years.

8) The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

INDEX

CRESTED CORP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2005 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004.

General Overview

The Company historically has been involved in the acquisition, exploration, development and production of properties prospective for coalbed methane, hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, oil and gas and commercial real estate properties. The Company participates in all these ventures with U. S. Energy Corp. (“USE”) through a non consolidated affiliate, USECC Joint Venture (“USECC”). USE owns 70.1% of the Company’s common stock. The Company and USE have entered into partnerships and formed affiliated companies through which they either joint venture or lease properties with non-related parties for the development and production of certain of their jointly owned mineral properties.

Liquidity and Capital Resources

At March 31, 2005, the Company had nominal cash on hand, a shareholders’ deficit of approximately $8.5 million and a working capital deficit of approximately $10.7 million. The principal component of the working capital deficit was a debt payable to USE in the amount of approximately $10.6 million, which USE has agreed not to demand payment of during the next 14 months. The debt to USE increased $970,100 during the quarter ended March 31, 2005. The Company and USE are working of the sale of certain assets as well as the resolution of outstanding litigation. These items, when concluded, will provide cash to the Company which it can use to reduce its debt to USE.

Capital Resources

As of April 11, 2005, the Company, USE and their affiliate Rocky Mountain Gas, Inc. (“RMG”) entered into a binding agreement with Enterra Energy Trust (“Enterra”) for the acquisition of RMG by Enterra in consideration of $20,000,000, payable pro rata to the RMG shareholders in the amounts of $6,000,000 in cash and $14,000,000 in exchangeable shares of one of the subsidiary companies of Enterra. After the retirement of the RMG debt to the Company and USE, the Company owns 33.4% and USE owns 60.7% of the common stock of RMG. The shares will be exchangeable for units of Enterra twelve months after closing of the. The Enterra units are traded on the Toronto Stock Exchange and on NASDAQ; the exchangeable shares will not be traded. Enterra will assume approximately $3,500,000 of RMG debt to mezzanine lenders when it acquires RMG. This transaction will result in approximately $2.0 million in cash to the Company at closing, which may be applied to the debt to USE, and Enterra affiliate convertible units valued at approximately $4.7 million.

INDEX

The Company and USE also continue to pursue the settlement of a long standing arbitration/litigation regarding the Sheep Mountain Partnership (“SMP”). The litigation involves Nukem, Inc. (“Nukem”) and its subsidiary Cycle Resource Investment Corp. of Danbury Connecticut. The case is currently on remand to the arbitration panel following Nukem’s third appeal to the Tenth Circuit Court of Appeals. Prior to the remand, there was a $20 million judgment entered by the U.S. Federal District Court of Colorado in favor of the Company and USE. The timing and cost of achieving final resolution cannot be predicted. Management of the Company believes that the ultimate outcome will be positive and in favor of the Company and USE.

As of April 11, 2005, the Company and USE, through USECC Joint Venture (“USECC”) signed a Mining Venture Agreement with Uranium Power Corp., a British Columbia corporation, (“UPC,” formerly Bell Coast Capital Corp.) to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. Under the terms of this agreement the Company and USE are to receive an additional $500,000 cash on June 29, 2005 and 1,000,000 shares of UPC common stock, and additional payments of $3,200,000 and $3,000,000 shares of UPC stock through December 29, 2007.

The Company, jointly with USE, has a $750,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment jointly owned with USE. At March 31, 2005, the full line of credit was available to the Company and USE and has been renewed by the bank through June 30, 2005. This line credit is used for short term working capital needs associated with operations.

The Company’s capital resources at March 31, 2005, are not sufficient to satisfy all the capital requirements of the Company. To provide the capital resources needed for the next calendar year, the Company will need to (1) continue to successfully negotiate the terms of its debt with USE, (2) assist in the sale of RMG to Enterra and (3) successfully resolve the Nukem litigation.

Capital Requirements

The direct capital requirements of the Company during 2005 remain its general and administrative costs; expenses and funding of exploration drilling; the holding costs of the SMP uranium properties in Wyoming and a uranium mill and uranium properties in southern Utah, and the maintenance of jointly owned real estate.

The average monthly care and maintenance costs associated with the SMP uranium mineral properties in Wyoming (of which the Company is responsible for 50%) was $23,100 during the year ended December 31, 2004. It is anticipated that this level of care and maintenance costs will continue during calendar 2005.

The Company is contractually obligated to fund 50% of the cash requirements of Plateau Resources Ltd. (“Plateau”) and also a share in 50% of any cash receipts of Plateau. USE is responsible for the other 50%. Although the Company participates in 50% of the cash flow from Plateau; 100% of the common stock of Plateau is owned by USE. Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). In March 2005, Plateau filed an application with the State of Utah to restart the Shootaring Mill.

INDEX

The first $500,000 expended by UPC on approved projects, in the UPC joint venture agreement is to be funded entirely by UPC. All expenses over $500,000 for each approved project are to be shared equally by USECC and UPC. A budget of $567,842 for the seven months ending December 31, 2005 has been approved, relating to reclamation work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. Please see the Form 10-K for the year ended December 31, 2004 (“UPC Joint Venture - Mining Venture Agreement’).

Results of Operations

Quarter Ended March 31, 2005 compared with the Quarter Ended March 31, 2004

The Company had no revenues during the three months ended March 31, 2005 and 2004. General and Administrative expenses were reduced by $11,100 during the three months ended March 31, 2005 as compared to the general and administrative expenses recognized during the quarter ended March 31, 2004. This reduction was primarily as a result of continued expense reducing measures in overhead and mineral property maintenance expenses. The Company’s equity loss from USECC during the three months ended March 31, 2005 was $372,900 as compared to $469,900 recognized during the three months ended March 31, 2004. Again these reduced equity losses are as a result of ongoing cost reduction measures.

Operations for the three months ended March 31, 2005 resulted in a net loss of $424,500, $0.02 per share, as compared to a net loss of $527,400 or $0.03 per share during the three months ended March 31, 2004.

Quarter Ended March 31, 2004 compared with the Quarter Ended March 31, 2003

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

INDEX

Critical Accounting Policies

Employee Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB No. 123(R), Accounting for Stock-Based Compensation, which replaces FASB 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Company will be required to implement FASB 123(R) on the quarterly report for the quarter ended September 30, 2005. Under the terms of FASB 123(R) the Company will be required to expense the fair value of stock options should it issue such options to employees. The fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. The fair value of an option estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, life of the option, dividends on the stock, or the risk-free interest rate. The Company will be required to begin reporting under FASB 123(R) on the first interim report after December 31, 2005.

Asset Retirement Obligation - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties under SFAS 143 based on the estimated future reclamation costs as determined by internal and external experts. The present value of the obligation is accreted each period as the date of obligation settlement approaches. The Company deducts actual funds expended from the accrued liability during the quarter in which it is expended. As a result of the Company having no remaining net book value for the properties and has no economic benefits to be received in future periods, all changes in estimates are charged to operations in the quarter in which they are recorded.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company's contractual obligation from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

During the three months covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Sheep Mountain Partners

On February 24, 2005, a three judge panel of the 10th Circuit Court of Appeals vacated the judgment of the U.S. District Court of Colorado of $20,044,183 and remanded the case to the Arbitration Panel for clarification of its 1996 Order and Award. In remanding this case, the CCA stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits therefrom,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case." The U.S. District Court remanded the case to the arbitration panel where it is currently pending.

The timing and ultimate outcome of this litigation is not predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge

Crested and USE were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), seeking declaratory judgment over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

The case was tried starting on November 29, 2004. On February 4, 2005, the Court entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Mt. Emmons properties under Paragraph 8 of the 1987 AMAX Agreement includes the transfer of ownership and operational responsibility for the Water Treatment Plant, and that PD does not owe USECC any advanced royalty payments. However, the Order did not address the NPDES permit. NPDES permits are administered and regulated by the Colorado Department of Public Health and the Environment (“CDPHE”). The timing and scope of responsibilities for maintaining and operating the plant will be addressed by the CDPHE later in 2005.

USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights to PD on the MT. Emmons properties from the Colorado Supreme Court opinion (decided in 2002, finding that the predecessor owners of the Mt. Emmons property had rights to water to develop a mine), and any other appurtenant water rights, be conveyed to USECC. The motion is pending.

PD and USECC have been engaged in settlement discussions in an attempt to resolve the remaining issues and avoid an appeal of the District Court’s Judgment. In view of the ongoing discussions and in the interest of conserving judicial and party resources, on April 5, 2005, the parties filed a Joint Motion to Stay Ruling on Motion to Amend Judgment and to Extend Stay of Execution Pending Appeal. On April 7, 2005, the Court granted the motion and entered an order as follows: (1) the ruling on USECC’s Motion to Amend Judgment is stayed until ten (10) days after filing of written notice by PD that settlement has

INDEX

not been achieved; and (2) the March 8, 2005 Order on stay of execution and enforcement of the Judgment is extended for thirty (30) days after the Court issues a ruling on USECC’s Motion to Amend.

Rocky Mountain Gas, Inc. (RMG)

Lawsuits challenging BLM's Records of Decisions

Three lawsuits are currently pending in the Montana Federal District Court challenging BLM's Records of Decisions for the Powder River Basin Oil and Gas EIS for the Wyoming portion of the Basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and Billings Resource Management Plans in Montana.

In April of 2003, NRPC and the Northern Cheyenne Tribe and Native Action (the “Tribe”) filed a suit against BLM challenging the April 2003 decision by BLM approving the Final Statewide Oil and Gas Environmental Impact Statement (FEIS) and proposed amendments to the RMP. On February 25, 2005 Federal District Court Judge Anderson dismissed all counts with the exception of the allegation that the FEIS is inadequate because it failed to consider any alternatives to full-field development and ruled that BLM’s failure to analyze a phased development alternative renders the FEIS inadequate. BLM will now be required to perform a Supplemental EIS (“SEIS”) examining a phased development alternative, which could take 18 months to complete.

On April 5, 2005, Federal District Court Judge Anderson rejected the Tribe’s request for a complete moratorium on CBM drilling in Montana and instead accepted BLM’s proposal that limited the number of Federal APDs issued by BLM to maximum of 500 wells per year, including federal, state and fee wells within a certain defined geographic area. The decision will prohibit BLM from issuing Federal wells in RMG’s Castle Rock property until the SEIS is completed, because it is not located with the defined geographic area. However, the decision does not limit the number of fee and state wells that can be approved in the Castle Rock property by the State of Montana. RMG will request BLM to extend the expiration date of the Federal leases for the period of the delay.

Neither the Company, nor RMG is a party to these lawsuits.

Dunlap Litigation

On April 13, 2005, the Dunlap Family and others filed a complaint against RMG, Civil Action No. 26375 in the Wyoming Sixth Judicial District Court claiming improper payment of royalties from coalbed methane production. RMG filed an answer on April 28, 2005, denying that RMG has failed to make proper payment. RMG estimates that the potential exposure could be approximately $40,000 to $50,000. The case is pending.

No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 1 of its Form 10-K for the year ended December 31, 2004.

ITEM 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2005, the Company did not issue any unregistered securities.

ITEM 3. Defaults upon Senior Securities

Not applicable.

INDEX

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed three reports on Form 8-K for the quarter ended March 31, 2005. The events reported were as follows:

1.
The report filed on February 16, 2005, under Item 8.01 referenced the receipt of the Order dated February 4, 2005 from the judge of the U.S. District Court of Colorado in the case between the Company, U.S. Energy Corp. and Phelps Dodge Corporation.

2.
The report filed on February 28, 2005, under Item 8.01 referenced the Letter of Intent for Proposed Merger of Rocky Mountain Gas, Inc. with Enterra Energy Trust and the February 24, 2005 ruling by the Tenth Circuit Court of Appeals to remand the case between the Company, U.S. Energy Corp. and Nukem to the Arbitration Panel for clarification.

3.
The report filed on March 21, 2005, under Item 8.01 referenced the Company and U.S. Energy Corp. filing a formal request with the State of Utah for an operational license to reopen and operate the Shootaring Canyon Uranium Mill in southeastern Utah.

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRESTED CORP.
(Company)

Date: May 13, 2005	By:	/s/John L. Larsen
JOHN L. LARSEN,
CHAIRMAN and CEO

Date: May 13, 2005	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer

