Form 10-Q
period 2005-06-30
CRESTED CORP
filed 2005-08-18
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter and six months ended June 30, 2005 or

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at August 12, 2005
Common stock, $.001 par value	17,164,298

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Balance Sheets
	June 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3-4

	Condensed Statements of Operations (Unaudited)
	Three and Six Months Ended June 30, 2005 and 2004	5

	Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2005 and 2004	6

	Notes to Condensed Financial Statements (Unaudited)	7-11

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12-19

ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	21-22

ITEM 2.	Changes in Securities and Use of Proceeds	22

ITEM 3.	Defaults upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits and Reports on Form 8-K	23

	Signatures	24

	Certifications	See Exhibits

CRESTED CORP.
CONDENSED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$3,800	$3,800
Marketable securities	2,164,600	--
	2,168,400	3,800

INVESTMENTS:
Affiliates	2,810,900	2,969,800
Non-affiliated companies	5,004,700	--
	7,815,600	2,969,800

PROPERTIES AND EQUIPMENT:
Machinery and other equipment	10,000	10,000
Developed oil properties, full cost method	886,800	886,800
	896,800	896,800
Less accumulated depreciation, depletion and amortization	(886,800)	(886,800)
	10,000	10,000
Total assets	$9,994,000	$2,983,600

The accompanying notes are an integral part of these statements.

CONDENSED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' DEFICIT

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Current debt to affiliate	$11,540,000	$9,650,900
Deferred income	424,500	--
Taxes payable	100,000	--
Asset retirement obligation	96,400	96,400
	12,160,900	9,747,300

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	1,118,900	1,073,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; unlimited shares
authorized; 17,149,298 and 17,137,298 shares
issued and outstanding	17,200	17,200
Additional paid-in capital	11,814,400	11,809,600
Unrealized gain on securities	435,100	--
Accumulated deficit	(15,778,200)	(19,889,700)
	(3,511,500)	(8,062,900)
Total liabilities and shareholders' deficit	$9,994,000	$2,983,600

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

REVENUES:	$--	$--	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	22,700	27,900	45,400	45,400
Change in estimate of asset retirement obligation	--	25,800	--	25,800
General and administrative	81,900	92,900	110,800	132,900
	104,600	146,600	156,200	204,100

OPERATING LOSS	(104,600)	(146,600)	(156,200)	(204,100)

OTHER INCOME & ESPENSES:
Gain on sale of investment	5,458,000	--	5,458,000	--

GAIN (LOSS) BEFORE EQUITY LOSS, AND
PROVISION FOR INCOME TAXES	5,353,400	(146,600)	5,301,800	(204,100)

EQUITY IN LOSS OF AFFILIATE	(717,400)	(318,800)	(1,090,300)	(788,700)

GAIN (LOSS) BEFORE PROVISION
FOR INCOME TAXES	4,636,000	(465,400)	4,211,500	(992,800)

PROVISION FOR INCOME TAXES	(100,000)	--	(100,000)	--

NET GAIN (LOSS)	$4,536,000	$(465,400)	$4,111,500	$(992,800)

PER SHARE DATA
NET GAIN (LOSS) PER SHARE, BASIC	$0.26	$(0.03)	$0.24	$(0.06)

NET GAIN (LOSS) PER SHARE, DILUTED	$0.26	$(0.03)	$0.24	$(0.06)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,137,298	17,118,098	17,143,265	17,118,098

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,152,298	17,118,098	17,158,265	17,118,098

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$4,111,500	$(992,800)
Adjustments to reconcile net gain (loss) to net cash
used in operating activities:
Equity in loss of affiliate	1,090,300	788,700
Gain on sale of affiliate	(5,458,000)	--
Change in asset retirement obligation	--	25,800
Accretion of asset retirement obligation	45,400	45,400
Noncash compensation	4,800	--
Taxes payable	100,000	--
NET CASH USED IN OPERATING ACTIVITIES	(106,000)	(132,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	(1,582,700)	(1,669,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on debt to affiliate	1,688,700	1,802,200

NET INCREASE IN CASH AND CASH EQUIVALENTS	--	--

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,800	3,300

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$3,800	$3,300

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--

Income tax paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to outside directors	$4,800	$--

Investment in Non-affiliated companies	$6,734,200	$--

Investment in affiliate	$651,300	$--

Deferred gain on sale of Rocky Mountain Gas	$424,500	$--

Unrealized gain on securities	$435,100	$--

Net activity on debt to affiliate	$200,400	$--

The accompanying notes are an integral part of these statements.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)

1) The Condensed Balance Sheet as of June 30, 2005 and the Condensed Statements of Operations for the three and six months ended June 30, 2005 and 2004 and Statements of Cash Flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company without audit. The Condensed Balance Sheet at December 31, 2004, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2004 Form 10-K. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

4) On June 1, 2005 the sale of all the outstanding common stock of Rocky Mountain Gas, Inc. (“RMG”) to Enterra US Acquisitions Inc. (“Acquisitions”)(a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”) was closed. Enterra paid $500,000 cash and issued Enterra units (the "Enterra Initial Units"), valued at $5,234,000, net of the $266,000 adjustment for the purchase of overriding royalty interests (effective June 1, 2005); and Acquisitions issued class D shares of Acquisitions valued at $14,000,000. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders, with certain adjustments.

The Company’s participation in the consideration received was approximately $6,399,000 resulting in a gain of $5,458,000. The carrying value of the Company’s interest in RMG was $422,500 at the date of disposition. The Company received 91,029 Enterra Initial Units, recorded on the Company’s Balance Sheet at June 30, 2005 as current marketable securities of $2,164,600, and 245,759 Class D shares of Acquisitions, recorded on the June 30, 2005 balance sheet as long term investments in non affiliates of $4,669,500. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”).

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

5) Comprehensive Income

Unrealized gains on investments, which consist of Enterra Initial Units are excluded from net income but are reported as comprehensive income on the Balance Sheet under Shareholder’s equity. The following table illustrates the effect on net income and earnings per share if the company had recognized comprehensive income:

	Six months Ended
	June 30,
	2005	2004
Net Gain (Loss)	$4,111,500	$	(992,800)
Add : Comprehensive income from unrealized gain on marketable securities	$435,100		--
Comprehensive Income (loss)	$4,546,600	$	(992,800)

6) Based on the provisions of SFAS No. 115, the Company accounts for marketable equity securities as marketable securities which are available for sale. Available for-sale securities are measured at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

Investments in marketable securities consisted of the following at June 30, 2005:

	Cost	Market Value	Unrealized Gain

Equity Securities	$ 1,729,600	$ 2,164,600	$ 435,000

These securities were acquired in connection with the Enterra transaction discussed in Note 3. Other than these securities, there were no other transactions in marketable securities during the three and six months ended June 30, 2005.

7) Debt at June 30, 2005 and December 31, 2004, consists of debt payable to the Company's parent U.S. Energy Corp. ("USE") of $11,540,000 and $9,650,900, respectively. This debt has been incurred as a result of USE funding the Company’s portion of joint operations, investments and obligations. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE. USE has agreed not to call the note for the next 14 months. Management of the Company anticipates reducing this debt by paying all or a portion of the cash received from the sale of securities received as a result of the sale of Rocky Mountain Gas, Inc. (RMG) (described in item 2).

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

8) INCOME TAXES -  The components of deferred taxes as of June 30, 2005 are as follows:

June 30, 2005
Deferred tax assets:
Deferred compensation	$3,500
Deferred gains	109,300
Allowances and impairments	254,600
Net operating loss carry-forwards	4,450,500
Tax credits including AMT	115,400
Total deferred tax assets	4,933,300

Deferred tax liabilities:
Basis difference of investments	(789,700)
Development and exploration costs	(37,200)
Total deferred tax liabilities	(826,900)
Net deferred tax assets - all non-current	4,106,400

Valuation allowance	(4,106,400)
Net deferred tax asset	$--

At December 31, 2004 the Company had available, for federal income tax purposes, net operating loss carry-forwards of approximately $16,715,700 which expire from 2006 through 2022. Based on anticipated income for the year ending December 31, 2005, the company expects to utilize approximately $4,000,000 of this NOL. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company’s ability to generate future taxable income to utilize the NOL carry-forwards. In addition, the use of the NOL carry-forwards may be limited by Internal Revenue Service provisions governing significant change in company ownership.

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

Six Month Ended
June 30, 2005
Expected federal income tax expense	$1,474,000
Losses from subsidiaries not consolidated for tax purposes, utilization of net operating losses and other	(74,000)
Valuation allowance (decrease)	(1,300,000)
Income taxes	$100,000

$100,000 in alternative minimum tax due as of June 30, 2005 as a result of the sale of RMG to Enterra. There were no taxes due at June 30, 2004. For information regarding the tax to book differences and components of deferred taxes at December 31, 2004, please refer to the Company’s Form 10-K for that period.

9) During the six months ended June 30, 2005, the Company issued 12,000 shares of common stock as compensation for services rendered during 2004 to an outside director.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

10) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic and diluted earnings per common share are based on the weighted average number of common shares outstanding during the period.

11)   The Company's management has adopted an Incentive Stock Option Plan (ISOP), which was approved by the Company’s shareholders on September 2, 2004. 2,000,000 shares of common stock are reserved for grant under the ISOP, but the number of shares so reserved will be automatically increased to always equal not more than 20% of the Company’s issued and outstanding shares of common stock. The Company had 1,700,000 outstanding stock options at June 30, 2005 and no outstanding stock options at December 31, 2004.

The Company has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure" and has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. There were 1.7 million options granted to employees or directors under either employee stock incentive plan during the six months ended June 30, 2005. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement ("FASB") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six months Ended
	June 30,
	2005	2004
Net Gain (Loss), as reported	$4,111,500	$	(922,800)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	$(1,956,400)		--
Pro forma net profit (loss)	$2,155,100	$	(922,800)

Earnings per share:
Basic - as reported	$0.24		$(0.06)
Basic - pro forma	$0.13		$(0.06)
Diluted - as reported	$0.24		$(0.06)
Diluted - pro forma	$0.13		$(0.06)

12) The Company has uranium properties that are in a shut down mode in central Wyoming for which it is responsible for one half of the reclamation expense.

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

The Company deducts actual funds expended from the accrued liability during the quarter in which it is expended. As a result of the Company having no remaining net book value for the properties and no economic benefits to be received in future periods, all changes in estimates are charged to operations in the quarter in which they are recorded.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2004	$1,073,500
Addition to Liability	--
Liability Settled	--
Accretion Expense - 8% discount rate	45,400
Balance June 30, 2005	$1,118,900

These reclamation activities are scheduled to be completed over the next several years.

13) The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

CRESTED CORP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2005 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004.

General Overview

The Company historically has been involved in the acquisition, exploration, development and production of properties prospective for coalbed methane, hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, oil and gas and commercial real estate properties. The Company participates in most of these ventures with U. S. Energy Corp. (“USE”) through a non consolidated affiliate, USECC Joint Venture (“USECC”). USE owns 70.1% of the Company’s common stock. The Company and USE have entered into partnerships and formed affiliated companies through which they either joint venture or lease properties with non-related parties for the development and production of certain of their jointly owned mineral properties.

Liquidity and Capital Resources

At June 30, 2005, the Company had nominal cash on hand, a shareholders’ deficit of approximately $3.9 million and a working capital deficit of approximately $10.4 million. The principal component of the working capital deficit was a debt payable to USE in the amount of approximately $11.5 million, which USE has agreed not to demand payment of during the next 14 months. The debt to USE increased $1,889,100 during the six months ended June 30, 2005.

On June 1, 2005 the sale of all the outstanding common stock of Rocky Mountain Gas, Inc. (“RMG”) to Enterra US Acquisitions Inc. (“Acquisitions”)(a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”) was closed. Enterra paid $500,000 cash and issued Enterra units (the "Enterra Initial Units"), valued at $5,234,000, net of the $266,000 adjustment for the purchase of overriding royalty interests (effective June 1, 2005); and Acquisitions issued class D shares of Acquisitions valued at $14,000,000. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders, with certain adjustments.

The Company’s participation in the consideration received was approximately $6,399,000. The Company received 91,029 Enterra Initial Units, recorded on the Company’s Balance Sheet at June 30, 2005 as current marketable securities of $2,164,600 (see Note 5), and 245,759 Class D shares of Acquisitions, recorded on the June 30, 2005 balance sheet as long term investments in non affiliates of $4,669,500.

The Company did not receive any cash during the six months ended June 30, 2005 from the sale of RMG but did receive net proceeds of $2.2 million from the sale of all its Enterra Initial Units during the month of July 2005. Management anticipates applying most of these proceeds to the indebtedness owed to USE. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). At July 31, 2005, the market price for Enterra units is approximately $25.

Capital Resources

As noted above, the Company received net proceeds of approximately $2.2 million from the sale of all of its Enterra Initial Units during the third quarter of 2005. On June 1, 2006, the 245,759 class D shares of Acquisitions (not traded anywhere) owned by the Company will be exchangeable, on a one-for-one basis, for additional Enterra units (the "Enterra Additional Units"); the Enterra Additional Units will be tradable on the TSX at that time. Although the ultimate disposition of the class D shares of Acquisitions will not be determined until they are sold: the market value of the shares at July 31, 2005 was approximately $6.1 million. Management of the Company is exploring means of monetizing these shares prior to the expiration of the twelve month holding period.

RMG’s minority equity ownership of Pinnacle Gas Resources, Inc. (“Pinnacle”) was not included in the disposition of RMG, but was assigned to the Company and USE in proportion to their ownership of RMG. The Company therefore received 35% ownership of the Pinnacle equity and USE 65%. The transfer of this equity ownership of Pinnacle increased the Company’s long term investments in non affiliates by $335,200. Enterra is entitled to be paid by the Company and USE an amount of up to (but not more than) $2,000,000, if proceeds from a future disposition by the Company and USE to a third party of their minority equity interest in Pinnacle exceeds $10,000,000. Currently, we have no information about whether or when Pinnacle might become a public company or might be purchased by third parties. The value of the minority equity position of the Company and USE upon a future disposition could be more or less than $10,000,000. The boards of directors of the Company and USE determined that the value of RMG’s minority equity interest in Pinnacle is approximately $6,250,000; based only upon Pinnacle’s recent sales of equity to its shareholders (RMG did not participate in those sales). Management of the Company anticipates selling its equity in Pinnacle at such time as it is either sold or becomes a public company.

As of April 11, 2005, the Company and USE, through USECC Joint Venture (“USECC”) signed a Mining Venture Agreement with Uranium Power Corp., a British Columbia corporation, (“UPC,” formerly Bell Coast Capital Corp.) to establish a joint venture, with a term of 30 years, to explore, develop and mine properties prospective for uranium being purchased by UPC under the December 8, 2004 Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. The initial purchase price for the UPC 50% interest in the properties is $4,050,000 and 4,000,000 shares of common stock of UPC. As of July 31, 2005, the Company and USE through USECC, have received $850,000 ($500,000 in July 2005). The Company and USE also received 1,000,000 shares of UPC common stock in July 2005. The remaining $3.2 million and 3 million shares of UPC common stock are to be received in four equal payments every six months beginning June 2006. UPC has also agreed to fund up to $10 million in exploration projects by funding the first $500,000 of each of 20 projects. If any of the scheduled payments or delivery of stock are not made by UPC the property ownership will revert back to the Company and USE.

In addition to these payments, UPC is to pay the Company and USE an additional $3.0 million in two equal payments of $1.5 million after the price for uranium oxide exceeds $30.00/lb for four consecutive weeks. This provision of the contract was met during the six months ended June 30, 2005. The Company and USE will therefore be receiving $1.5 million on April 26, 2006 and October 29, 2006.

The Company and USE jointly had a line of credit with a commercial bank in the amount of $750,000 which expired on June 30, 2005. Management has requested that the line of credit be reinstated and is awaiting the decision of the bank’s loan committee. As the line of credit has been in place for over 5 years and has always been in good standing, it is anticipated that it will be renewed. The line of credit is secured by certain real estate holdings and equipment jointly owned with USE. This line of credit is used for short term working capital needs associated with operations.

The Company and USE continue to pursue the settlement of a long standing arbitration/litigation regarding the Sheep Mountain Partnership (“SMP”). The litigation involves Nukem, Inc. (“Nukem”) and its subsidiary Cycle Resource Investment Corp. of Danbury, Connecticut. The case is currently on remand to the arbitration panel following Nukem’s third appeal to the Tenth Circuit Court of Appeals. Prior to the remand, there was a $20 million judgment entered by the U.S. Federal District Court of Colorado in favor of the Company and USE. The timing and cost of achieving final resolution cannot be predicted. Management of the Company believes that the ultimate outcome will be positive and in favor of the Company and USE.

The Company’s capital resources at June 30, 2005, are not sufficient to satisfy all the capital requirements of the Company. To provide the capital resources needed for the next calendar year, the Company will need to: (1) continue to successfully negotiate the terms of its debt with USE, (2) sell the Class D shares of Acquisitions and/or (3) successfully resolve the Nukem litigation.

Capital Requirements
As a result of the RMG disposition, the Company no longer directly holds coalbed methane properties. The Company therefore is no longer liable to fund drilling programs and lease holding costs related to those properties. The Company will however continue to participate in the coalbed methane business through its equity holdings in securities of Enterra, Acquisitions, and Pinnacle.

Other capital requirements of the Company during 2005 are general and administrative costs; its proportionate amount of drilling expenses related to uranium properties jointly owned with USE and those properties in the venture with UPC; holding costs of the SMP uranium properties in Wyoming; holding costs associated with a uranium mill and uranium properties in southern Utah, and the maintenance of jointly owned real estate.

The average care and maintenance costs associated with the SMP uranium mineral properties in Wyoming (of which the Company is responsible for 50%) is approximately $200,000 per year. A budget through December 31, 2005 of $567,842 has been approved for exploration drilling, geologic and engineering work and reclamation for the Sheep Mountain properties. The first $500,000 of these funds and one half of any amount over that amount will be provided by UPC. The Company and USE will be required to fund the balance.

The Company contractually participates in 50% of the cash requirements and cash receipts of Plateau Resources Ltd. (“Plateau”). USE owns 100% of the common stock of Plateau and is responsible for the other 50% of cash requirements. Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). The Company and USE have agreed to place their rights and ownership in Plateau and other uranium assets into a newly formed entity, U.S. Uranium Ltd. (“USUL”).

In March 2005, Plateau filed an application with the State of Utah to restart the Shootaring Mill. It will cost at least $25 million to modify the Mill’s tailings cell to Utah standards; post additional reclamation bonding, and complete other mill upgrades before production can begin. Additionally, a circuit to process vanadium which is contained in almost all of the mineralized material found in nearby mines, is planned to be added to the Mill. When refurbished and the operational license is issued, the Mill will have the capacity to produce up to 1.5 million pounds of uranium concentrates annually depending on the grade of material fed to the Mill. In order to fund the refurbishment of the Mill and acquire additional uranium properties from which to produce uranium bearing ores, USUL is seeking joint venture partners or equity participants and is exploring the possibility of becoming a public company.

On August 14, 2003, Plateau sold all of the outstanding stock of its subsidiary Canyon Homesteads to The Cactus Group, LLC, (“Cactus”) for $3,470,000. Cactus signed a promissory note for $3,120,750 payable to Plateau for the purchase. As of June 30, 2005, the note was in default and a Notice of Default was sent to Cactus who have 45 days from July 6, 2005 to cure the default. Cactus brought the note payments current on July 28, 2005 but is still in default on some of its covenants to maintain the property. Should Cactus default on its commitments or the note, Plateau would receive back the real estate which consists of a motel, boat storage, a C-Store, restaurant - lounge, trailer and home sites. In that event, the Company would be responsible for one half of the costs associated with the returned properties including remediation and operations.

The employees of the Company and USE are not given raises on a regular basis. In consideration of this and in appreciation of the work it took to develop and sell RMG, management of the Company and USE accepted the recommendation of the Compensation Committee to pay all employees and directors a bonus upon the closing of the sale of RMG to Enterra. The Company’s share of these expenses is included in equity in loss of affiliates on the accompanying condensed statement of operations. The board of directors has granted similar bonuses in the past. In addition, there have been informal discussions between some officers and directors regarding the possible payment of bonuses to some of the key individuals involved over the past 14 years in the Nukem case once it is settled. However, the board of directors has not determined whether such bonuses will be paid.

Results of Operations

Quarter and Six Months Ended June 30, 2005 compared with the Quarter and Six Months Ended June 30, 2004

During the quarter and six months ended June 30, 2005 the Company had no revenues or income from operations. The expenses incurred relate to General and Administrative costs and the accretion of the reclamation liability of the Company on the SMP uranium properties. General and Administrative costs and expenses decreased by $22,100 during the six months ended June 30, 2005 and $11,000 during the quarter ended June 30, 2005 when compared with the same periods ended June 30, 2004. This reduction in General and Administrative expenses was primarily related to reduced professional services. During the quarter and six months ended June 30, 2004, the Company recorded a $25,800 change in the estimate of asset retirement obligation on the SMP properties. No adjustment in the asset retirement obligation occurred during the quarter or six months ended June 30, 2005.

During the quarter and six months ended June 30, 2005, a gain was recognized on the sale of RMG, for the receipt of 91,029 Enterra Initial Units and 245,759 Class D shares of Acquisitions valued at $19.00 each or a total of $6,399,000. The gain was offset by the Company’s investment in RMG; the purchase of an overriding royalty from an entity that had financed the purchase of RMG’s producing properties, and the Company’s portion of the buy-out of the RMG minority shareholders’ interest in Pinnacle. Additionally, the Company recognized a 10% discount as deferred income of $424,500 on the Class D shares of Acquisitions as they are not marketable for one year from June 1, 2005. The net gain recognized on the sale of RMG was therefore $5,458,000 for both the three and six months ended June 30, 2005.

Equity losses from affiliates increased $301,600 during the six months ended June 30, 2005 and $398,600 during the quarter then ended. The increase in equity losses for both periods related to expenses in the sale of RMG, a bonus paid to employees and directors following the sale of RMG to Enterra and increased professional costs associated with complying with Sarbanes Oxley. One outside director of RMG was paid a bonus of $10,000 for his work on the development of RMG, and the five outside directors of USE were paid $5,000 each for a total bonus to the directors of $35,000.

The employees were paid a total bonus of $435,750 at the close of the sale of RMG. All employees of the Company and USE participated in this bonus as they all helped develop RMG and many have not received increases in compensation for a number of years. Officers of the Company, USE and RMG received the following bonuses: Mark Larsen, President of RMG $140,000, officers of the Company and USE - Keith Larsen and Scott Lorimer $40,000 each, and John L. Larsen, Daniel P. Svilar and Harold F. Herron $20,000 each. In addition to these Officers, Mr. Steve Youngbauer who serves as Assistant General Counsel to Mr. Svilar, received a bonus of $40,000. There were two additional members of John L. Larsen’s family who received bonuses for a total compensation amount of bonuses to Mr. Larsen’s family of $226,000. The total amount paid in bonuses to the directors, officers and employees for extraordinary work in closing the Enterra purchase of RMG was $470,750 which represents 2.5% of the total consideration received by the Company and USE from the sale of RMG to Enterra. The Company was obligated to pay one half of these expenses.

The Company recorded a net gain of $4,111,500 or $0.24 per share during the six months ended June 30, 2005 as compared to a net loss of $992,800 or a loss of $0.06 per share during the six months ended June 30, 2004. The net gain for the quarter ended June 30, 2005 was $4,536,000 or $0.26 per share as compared to a net loss of $465,400 or $0.03 per share for the quarter ended June 30, 2004.

Six Months Ended June 30, 2004 compared with the Six Months Ended June 30, 2003

The Company had no revenues during the three and six months ended June 30, 2004 and 2003.

Costs and expenses for the six months ended June 30, 2004 increased to $204,100 compared to costs of $134,400 recognized during the six months ended June 30, 2003. This increase came as a result of increased fees associated with professional services primarily related to Sarbanes Oxley compliance and a charge to earnings due to excess monies expended on reclamation from those planned in the amount of $25,800.

The Company recorded an equity loss from USECC of $788,700 during the six months ended June 30, 2004 as compared to equity losses of $756,000 from USECC and $644,300 from RMG or a total of $1,400,300 during the six months ended June 30, 2003. The primary reason for the decrease in the equity losses was as a result of the discontinuation of the recognition of RMG’s equity losses due to no value remaining on the books of the Company for its investment in RMGof RMG Pinnacle Gas Resources, Inc., a minority owned affiliate.

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

Critical Accounting Policies

Employee Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB No. 123(R), Accounting for Stock-Based Compensation, which replaces FASB 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under the terms of FASB 123(R), the Company will be required to expense the fair value of stock options should it issue such options to employees. The fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it and the risk-free interest rate over the expected life of the option. The fair value of an option estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, life of the option, dividends on the stock, or the risk-free interest rate. The Company will be required to begin reporting under FASB 123(R) on the first interim report after December 31, 2005.

Asset Retirement Obligation - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties under SFAS 143 based on the estimated future reclamation costs as determined by internal and external experts. The present value of the obligation is accreted each period as the date of obligation settlement approaches. The Company deducts actual funds expended from the accrued liability during the quarter in which it is expended. As a result of the Company having no remaining net book value for the properties and no economic benefits to be received in future periods, all changes in estimates are charged to operations in the quarter in which they are recorded.

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

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

We have a history of operating losses, and current working capital, and future receipt of funds from liquidating investments, may be insufficient to develop our mineral properties, none of which have proved reserves.  At June 30, 2005, we had a working capital deficit of $10,427,600, and an accumulated deficit of $15,778,200.

Working capital and future receipt of proceeds from liquidating the Enterra securities are expected to be sufficient to fund general and administrative expenses, service a portion of the debt owed to USE, and conduct exploration and a limited amount of development work on the mineral properties, through 2006. However, putting mineral properties into production (constructing and operating mines and processing facilities) requires very substantial amounts of capital. We are seeking financing sources or large-company industry partners for our uranium, gold and molybdenum properties (assuming we receive back the molybdenum properties), but have not entered into final agreements therefore. The development of some or all of the properties likely will be delayed to the extent and for so long as we are unsuccessful in obtaining financing, either in direct capital or through arrangements with industry partners.

If the Company and USE agree to reduce a substantial amount of the debt owed by the Company to USE by issuing common stock to USE, the other shareholders of the Company could incur significant dilution in ownership.

Uncertainties in the value of the mineral properties. While we believe that our mineral properties are valuable, substantial work and capital will be needed to establish whether they are valuable in fact.

•
The profitable mining and processing of uranium and vanadium at and in the vicinity of Plateau’s properties in Utah will depend on many factors: Obtaining properties in proximity to the Shootaring mill to keep transportation costs economic; delineation through extensive drilling and sampling of sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for uranium oxide and vanadium; obtaining the capital required to upgrade the Shootaring mill and add a vanadium circuit; and obtaining and continued compliance with operating permits.

•
The profitable mining at the Sheep Mountain properties in Wyoming will depend on: Evaluation of existing data to delineate sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for uranium oxide; and UPC and the Company having sufficient capital to complete the drilling and sampling work. In addition, there is no operating mill near Sheep Mountain; the ultimate economics of mining the Sheep Mountain properties will depend on access to a mill or sufficiently high uranium oxide prices to warrant shipments to faraway mills.

•
The profitable mining and processing of gold by Sutter Gold Mining Inc. (in which the Company owns a substantial stake) will depend on many factors, including receipt of final permits and keeping in compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for gold; and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

•
We have not yet obtained feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling, the design and costs to build and operate gold and uranium/vanadium mills, the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually must be completed in order to raise the substantial capital needed to put a property into production. We have not established any reserves (economic deposits of mineralized materials) on any of our uranium/vanadium or gold properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

•
The molybdenum property (in which the Company will have a substantial interest at such time as Phelps-Dodge conveys the Mt. Emmons properties back to USE and the Company) has had extensive work conducted by prior owners, but this data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be very difficult, and, like any mining operation, capital requirements for a molybdenum mining operation will be substantial.

Compliance with environmental regulations may be costly. Our business is intensely regulated by government agencies. Permits are required to explore for minerals, operate mines, build and operate processing plants, and handle and store waste. The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues. If the economics of a project would not justify the changes, we might have to abandon the project.

The Company must comply with numerous environmental regulations on a continuous basis, to comply with the United States Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Canyon uranium mill at Ticaboo, Utah). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states where we have properties impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes.

Failure to comply with these regulations could result in substantial fines and environmental remediation orders. Failure to obtain required permits to start operations at a project could cause the failure of the project and cause a write off of the investments therein.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the President and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the six months covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Sheep Mountain Partners

On February 24, 2005, a three judge panel of the 10th Circuit Court of Appeals (10th Circuit) vacated the judgment of the U.S. District Court of Colorado of $20,044,183 and remanded the case to the Arbitration Panel for clarification of its 1996 Order and Award. In remanding this case, the 10th Circuit stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits there from,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case." Thereafter, the U.S. District Court remanded the case to the arbitration panel.

The three member arbitration panel has scheduled a hearing for August 26, 2005, to consider the procedures, schedule and scope of the remand.

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

PD and USECC have been engaged in settlement discussions in an attempt to resolve the remaining issues and avoid an appeal of the District Court’s Judgment. In view of the ongoing discussions and in the interest of conserving judicial and party resources, on April 5, 2005, the parties filed a Joint Motion to Stay Ruling on Motion to Amend Judgment and to Extend Stay of Execution Pending Appeal. On April 7, 2005, the Court granted the motion and entered an order as follows: (1) the ruling on USECC’s Motion to Amend Judgment is stayed until ten days after filing of written notice by PD that settlement has not been achieved; and (2) the March 8, 2005 Order on stay of execution and enforcement of the Judgment is extended for 30 days after the Court issues a ruling on USECC’s Motion to Amend.

ITEM 2. Changes in Securities and Use of Proceeds

During the three months ended June 30 2005, the Company did not issue any unregistered securities.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

On July 22, 2005, the annual meeting of shareholders was held for the election of one director, Daniel P. Svilar who was elected as a director for a specified term or until his successor is duly appointed and qualified. With respect to the election of the director, the votes cast were as follows:

Name of Director	Term Expires	For	Abstain

Daniel P. Svilar	2008	15,877,442	6,275

The Company's Board of Directors consists of four members.

During the annual meeting of shareholders, there was one other issue voted upon:

	Votes For	Votes Against	Abstain

Appointment of Epstein, Weber & Conover, PLC as independent auditors for calendar 2005	15,877,467	1,350	4,900

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of President Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of President Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed four reports on Form 8-K for the quarter ended June 30, 2005. The events reported were as follows:

	1.	The report filed on April 13, 2005, under Item 1.01 referenced the Company and Rocky Mountain Gas, Inc. (“RMG”) entering into a binding agreement for the acquisition of RMG by Enterra Energy Trust.

	2.	The report filed on April 13, 2005, under Item 1.01 referenced the Company and U.S. Energy Corp. signing a Mining Venture Agreement with Uranium Power Corp.

	3.	The report filed on May 24, 2005, under Item 1.01 was an amendment to the report filed April 13, 2005 referencing the acquisition of RMG.

	4.	The report filed on June 7, 2005, under Item 2.01 and 9.01 referenced the Completion of Disposition of Assets of the Company, U.S. Energy Corp. and RMG with Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRESTED CORP.
(Company)

Date: August 12, 2005	By:	/s/Harold F. Herron
HAROLD F. HERRON,
President

Date: August 12, 2005	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer