Form 10-Q
period 2005-09-30
CRESTED CORP
filed 2005-11-14
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter and nine months ended September 30, 2005 or

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at November 11, 2005
Common stock, $.001 par value	17,164,298

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Condensed Balance Sheets
	September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3-4

	Condensed Statements of Operations (Unaudited)
	Three and Nine Months Ended September 30, 2005 and 2004	5

	Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2005 and 2004	6

	Notes to Condensed Financial Statements (Unaudited)	8-11

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12-17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18-19

ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	21-22

ITEM 2.	Changes in Securities and Use of Proceeds	22

ITEM 3.	Defaults upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits and Reports on Form 8-K	24

	Signatures	25

	Certifications	See Exhibits

CRESTED CORP.
CONDENSED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$94,800	$3,800
Marketable securities	--	--
	94,800	3,800

INVESTMENTS:
Affiliates	3,321,600	2,969,800
Non-affiliated companies	5,004,700	--
	8,326,300	2,969,800

PROPERTIES AND EQUIPMENT:
Machinery and other equipment	10,000	10,000
Developed oil properties, full cost method	886,800	886,800
	896,800	896,800
Less accumulated depreciation, depletion and amortization	(886,800)	(886,800)
	10,000	10,000
	$8,431,100	$2,983,600

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' DEFICIT

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Current debt to affiliate	$9,979,600	$9,650,900
Deferred income	424,500	--
Taxes payable	-	--
Asset retirement obligation	96,400	96,400
	10,500,500	9,747,300

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	1,141,600	1,073,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; unlimited shares
authorized; 17,149,298 and 17,137,298 shares
issued and outstanding	17,200	17,200
Additional paid-in capital	11,814,400	11,809,600
Accumulated deficit	(15,268,300)	(19,889,700)
	(3,436,700)	(8,062,900)
	$8,431,100	$2,983,600

Index

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

REVENUES:	$--	$--	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	22,700	22,800	68,100	68,100
Change in estimate of asset retirement obligation	--	--	--	25,800
General and administrative	50,700	50,600	161,500	183,600
	73,400	73,400	229,600	277,500

OPERATING LOSS	(73,400)	(73,400)	(229,600)	(277,500)

OTHER INCOME & ESPENSES:
Dividend income	12,400	--	12,400	--
Interest income	800	--	800	--
Gain on sale of marketable securities	448,300	--	448,300	--
Gain (loss) on sale of investments	(65,800)	--	5,392,200	--
	395,700	--	5,853,700	--

GAIN (LOSS) BEFORE EQUITY LOSS, AND
PROVISION FOR INCOME TAXES	322,300	(73,400)	5,624,100	(277,500)

EQUITY IN GAIN (LOSS) OF AFFILIATE	187,600	(300,600)	(902,700)	(1,089,300)

GAIN (LOSS) BEFORE PROVISION
FOR INCOME TAXES	509,900	(374,000)	4,721,400	(1,366,800)

PROVISION FOR INCOME TAXES	--	--	(100,000)	--

NET GAIN (LOSS)	$509,900	$(374,000)	$4,621,400	$(1,366,800)

PER SHARE DATA
NET GAIN (LOSS) PER SHARE, BASIC	$0.03	$(0.02)	$0.27	$(0.08)

NET GAIN (LOSS) PER SHARE, DILUTED	$0.03	$(0.02)	$0.27	$(0.08)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,149,298	17,124,639	17,145,298	17,120,278

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,164,298	17,124,639	17,160,298	17,120,278

Index

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$4,621,400	$(1,366,800)
Adjustments to reconcile net gain (loss) to net cash
used in operating activities:
Equity in loss of affiliate	902,700	1,089,300
Gain on sale of investments	(5,392,200)	--
Gain on sale of marketable securities	(448,300)	--
Change in asset retirement obligation	--	25,800
Accretion of asset retirement obligation	68,100	68,100
Noncash compensation	4,800	4,800
NET CASH USED IN OPERATING ACTIVITIES	(243,500)	(178,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in non-affiliated companies	(65,800)	--
Proceeds from sale of marketable securities	2,177,800	--
Investment in affiliate	(1,905,800)	(2,063,800)
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	206,200	(2,063,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on debt to affiliate	128,300	2,243,100

NET INCREASE IN
CASH AND CASH EQUIVALENTS	91,000	500

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,800	3,300

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$94,800	$3,800

Index

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)
	Nine months ended September 30,
	2005	2004

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--

Income tax paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to outside directors	$4,800	$4,800

Investment in Non-affiliated companies	$6,734,200	$--

Deferred gain on sale of Rocky Mountain Gas	$424,500	$--

Net activity on debt to affiliate	$200,400	$--

Investment in affiliate	$651,300	$--

Index

The accompanying notes are an integral part of these statements.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)

1) The Condensed Balance Sheet as of September 30, 2005 and the Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 have been prepared by the Company without audit. The Condensed Balance Sheet at December 31, 2004, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2004 Form 10-K. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

3) The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates of reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

4) On June 1, 2005, the sale of all the outstanding common stock of Rocky Mountain Gas, Inc. (“RMG”) to Enterra US Acquisitions Inc. (“Acquisitions”)(a privately-held Washington corporation organized by Enterra Energy Trust) (“Enterra”) was closed. Enterra paid $500,000 cash and issued Enterra units (the "Enterra Initial Units"), valued at $5,234,000, net of the $266,000 adjustment for the purchase of overriding royalty interests (effective June 1, 2005); and Acquisitions issued class D shares of Acquisitions valued at $14,000,000. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders, with certain adjustments.

The Company’s participation in the consideration received was approximately $6,399,000 resulting in a gain of $5,392,200. The carrying value of the Company’s interest in RMG was $422,500 at the date of disposition. The Company received 91,029 Enterra Initial Units which were sold during the quarter ended September 30, 2005 for a gain of $448,300, and 245,759 Class D shares of Acquisitions, recorded on the September 30, 2005 balance sheet as long term investments in non affiliates of $5,004,700. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”).

5) Debt at September, 2005 and December 31, 2004, consists of debt payable to the Company's parent U.S. Energy Corp. ("USE") of $9,979,600 and $9,650,900, respectively. This debt has been incurred as a result of USE funding the Company’s portion of joint operations, investments and obligations. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE. USE has agreed not to call the note for the next 14 months. Management of the Company anticipates reducing this debt by paying all or a portion of the cash received from the sale of securities received as a result of the sale of RMG.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(continued)

6) INCOME TAXES -  The components of deferred taxes as of September 30, 2005 are as follows:

September 30, 2005
Deferred tax assets:
Deferred compensation	$3,500
Deferred gains	109,300
Allowances and impairments	254,600
Net operating loss carry-forwards	4,377,500
Tax credits including AMT	115,400
Total deferred tax assets	4,860,300

Deferred tax liabilities:
Basis difference of investments	(789,700)
Development and exploration costs	(37,200)
Total deferred tax liabilities	(826,900)
Net deferred tax assets - all non-current	4,033,400

Valuation allowance	(4,033,400)
Net deferred tax asset	$--

At December 31, 2004, the Company had available, for federal income tax purposes, net operating loss carry-forwards (“NOL”) of approximately $14,572,729 which expire from 2005 through 2022. Based on anticipated income for the year ending December 31, 2005, the Company expects to utilize approximately $4,200,000 of this NOL. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company’s ability to generate future taxable income to utilize the NOL carry-forwards. In addition, the use of the NOL carry-forwards may be limited by Internal Revenue Service provisions governing significant change in Company ownership.

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

Nine Months Ended
September 30, 2005
Expected federal income tax expense	$1,547,000
Losses from subsidiaries not consolidated for tax purposes, utilization of net operating losses and other	(74,000)
Valuation allowance (decrease)	(1,373,000)
Income taxes	$100,000

$100,000 in alternative minimum tax due resulting from the sale of RMG to Enterra was paid during the three months ended September 30, 2005.  There were no taxes due at September 30, 2004. For information regarding the tax to book differences and components of deferred taxes at December 31, 2004, please refer to the Company’s Form 10-K for that period.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

7) During the nine months ended September 30, 2005, the Company issued 12,000 shares of common stock as compensation for services rendered during 2004 to an outside director.

8) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic and diluted earnings per common share are based on the weighted average number of common shares outstanding during the period.

9) The Company's management has adopted an Incentive Stock Option Plan (ISOP), which was approved by the Company’s shareholders on September 2, 2004. 2,000,000 shares of common stock are reserved for grant under the ISOP, but the number of shares so reserved will be automatically increased to always equal not more than 20% of the Company’s issued and outstanding shares of common stock. The Company had 1,700,000 outstanding stock options at September 30, 2005 and no outstanding stock options at December 31, 2004.

The Company has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure" and has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. There were 1.7 million options granted to employees or directors under either employee stock incentive plan during the nine months ended September 30, 2005. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement ("FASB") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine months Ended
	September 30,
	2005	2004
Net Gain (Loss), as reported	$4,621,400	$	(1,366,800)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	$(1,956,400)		--
Pro forma net profit (loss)	$2,665,000	$	(1,366,800)

Earnings per share:
Basic - as reported	$0.27		$(0.08)
Basic - pro forma	$0.16		$(0.08)
Diluted - as reported	$0.27		$(0.08)
Diluted - pro forma	$0.16		$(0.08)

Basic weighted average shares outstanding	17,145,298		17,120,278

Diluted weighted shares outstanding	17,160,298		17,120,278

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

10) The Company has uranium properties that are in a shut down mode in central Wyoming for which it is responsible for one half of the reclamation expense.

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

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2004	$1,169,900
Addition to Liability	--
Liability Settled	--
Accretion Expense - 8% discount rate	68,100
Balance September 30, 2005	$1,238,000

These reclamation activities are scheduled to be completed over the next several years.

11) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Options to purchase 1,700,000 and -0- shares were outstanding at September 30, 2005 and 2004, respectively. No warrants for the purchase of common stock of the Company were outstanding at September 30, 2005 and 2004. Stock options at September 30, 2005 have a weighted average exercise price of $1.71 per share. Potential common shares from the exercise of options are excluded from the computation of diluted earnings per share, because they have an average price of $1.60 and $1.38 for the three and nine months ended September 30, 2005 and therefore are antidilutive.

12) The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Index

CRESTED CORP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2005 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004.

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

Liquidity and Capital Resources

At September 30, 2005, the Company had nominal cash on hand, a shareholders’ deficit of approximately $3.4 million and a working capital deficit of approximately $10.4 million. The principal component of the working capital deficit was a debt payable to USE in the amount of approximately $10.0 million, which USE has agreed not to demand payment of during the next 14 months. The debt to USE increased by $328,700 net during the nine months ended September 30, 2005.

On June 1, 2005, the sale of all the outstanding common stock of Rocky Mountain Gas, Inc. (“RMG”) to Enterra US Acquisitions Inc. (“Acquisitions”)(a privately-held Washington corporation organized by Enterra Energy Trust) (“Enterra”) was closed. Enterra paid $500,000 cash and issued Enterra units (the "Enterra Initial Units"), valued at $5,234,000, net of the $266,000 adjustment for the purchase of overriding royalty interests (effective June 1, 2005); and Acquisitions issued class D shares of Acquisitions valued at $14,000,000. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders, with certain adjustments.

The Company’s participation in the consideration received was approximately $6,399,000. The Company received 91,029 Enterra Initial Units and 245,759 Class D shares of Acquisitions, recorded on the September 30, 2005 balance sheet as long term investments in non affiliates of $5,004,700. During the quarter ended September 30, 2005, the Company sold all the Enterra Initial Units and received $2,177,800 in proceeds. The Company applied $2.0 million of these proceeds from the sale of the Enterra Initial Units to the debt with USE.

Capital Resources

As noted above, the Company received net proceeds of approximately $2.2 million from the sale of all of its Enterra Initial Units during the third quarter of 2005. Management anticipates the class D shares of Acquisitions after the holding period of one year from June 1, 2005 is satisfied and the class D shares are exchanged on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). At October 28, 2005, the market price for Enterra units was approximately $23 per share. The proceeds from these sales will be applied to the debt to USE and mineral property commitments.

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

As of April 11, 2005, the Company and USE, through USECC Joint Venture (“USECC”) signed a Mining Venture Agreement with Uranium Power Corp., a British Columbia corporation, (“UPC,” formerly Bell Coast Capital Corp.) to establish a joint venture, with a term of 30 years, to explore, develop and mine properties prospective for uranium being purchased by UPC under the December 8, 2004 Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. The initial purchase price for the UPC 50% interest in the properties is $4,050,000 and 4,000,000 shares of common stock of UPC. As of September 30, 2005, the Company and USE through USECC, have received $850,000. The Company and USE also received 1,000,000 shares of UPC common stock in the quarter ended September 30, 2005. The remaining $3.2 million and 3 million shares of UPC common stock are to be received in four equal payments every six months beginning in June 2006. UPC has also agreed to fund up to $10 million in exploration projects by funding the first $500,000 of each of 20 projects. If any of the scheduled payments or delivery of stock are not made by UPC the property ownership will remain with the Company and USE free of UPC’s interest.

In addition to these payments, UPC is to pay the Company and USE an additional $3.0 million in two equal payments of $1.5 million after the price for uranium oxide exceeds $30.00/lb for four consecutive weeks. This provision of the contract was met during the nine months ended September 30, 2005. These payments are part of the required payments for UPC to earn its ownership in the properties.

The Company and USE jointly have a line of credit with a commercial bank in the amount of $750,000. The line of credit is secured by certain real estate holdings and equipment jointly owned with USE. This line of credit is used for short term working capital needs associated with operations.

The Company and USE continue to pursue the settlement of a long standing arbitration/litigation regarding the Sheep Mountain Partners (“SMP”) Partnership. The litigation involves Nukem, Inc. (“Nukem”) and its subsidiary Cycle Resource Investment Corp. of Danbury, Connecticut. The case is currently on remand to the arbitration panel following Nukem’s third appeal to the Tenth Circuit Court of Appeals. Prior to the remand, there was a $20 million judgment entered by the U.S. District Court of Colorado in favor of the Company and USE. The timing and cost of achieving final resolution cannot be predicted. Management of the Company believes that the ultimate outcome will be positive and in favor of the Company and USE.

The Company’s capital resources at September 30, 2005, are not sufficient to satisfy all the capital requirements of the Company. To provide the capital resources needed for the next calendar year, the Company will need to: (1) continue to successfully negotiate the terms of its debt with USE, (2) sell the Class D shares of Acquisitions and/or (3) successfully resolve the Nukem litigation.

Capital Requirements

Capital requirements of the Company during the balance of 2005 are general and administrative costs; its proportionate amount of drilling expenses related to uranium properties jointly owned with USE and those properties in the venture with UPC; holding costs of the SMP uranium properties in Wyoming; holding costs associated with a uranium mill and uranium properties in southern Utah, Colorado and Arizona and the maintenance of jointly owned real estate.

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

The Company contractually participates in 50% of the cash requirements and cash receipts of Plateau Resources Limited (“Plateau”). USE owns 100% of the common stock of Plateau and is responsible for the other 50% of cash requirements. Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). Subject to certain conditions being met, the Company and USE have agreed to place their rights and ownership in Plateau and other uranium assets into a newly formed entity, U.S. Uranium Ltd. (“USUL”).

In March 2005, Plateau filed an application with the State of Utah to restart the Shootaring Mill. It will cost at least $31 million to modify the Mill’s tailings cell to Utah standards; post additional reclamation bonding, and complete other mill upgrades before production can begin. Additionally, a circuit to process vanadium which is contained in almost all of the mineralized material found in nearby mines, is planned to be added to the Mill. When refurbished the Mill will have the capacity to produce up to 1.5 million pounds of uranium concentrates annually depending on the grade of material fed to the Mill. In order to fund the refurbishment of the Mill and acquire additional uranium properties from which to produce uranium bearing ores, USUL is seeking joint venture partners or equity participants and is exploring the possibility of becoming a public company.

On August 14, 2003, Plateau sold all of the outstanding stock of its subsidiary Canyon Homesteads to The Cactus Group, LLC, (“Cactus”) for $3,470,000. Cactus signed a promissory note for $3,120,750 payable to Plateau for the purchase. As of September 30, 2005, the note was in default and a Notice of Default was sent to Cactus. Cactus remains in default on some of its covenants to maintain the property. Should Cactus default on its commitments or the note not be cured, Plateau would receive back the real estate which consists of a motel, boat storage, a C-Store, restaurant - lounge, trailer and home sites. In that event, the Company would be responsible for one half of the costs associated with the returned properties including remediation and operations until Management’s plan of selling the properties could be implemented.

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

Results of Operations

Quarter and Nine Months Ended September 30, 2005 compared with the Quarter and Nine Months Ended September 30, 2004

During the quarter and nine months ended September 30, 2005, the Company had no revenues or income from operations. The expenses incurred relate to General and Administrative costs and the accretion of the reclamation liability of the Company on the Sheep Mountain uranium properties. General and Administrative costs and expenses decreased by $22,100 during the nine months ended September 30, 2005 and remained constant for the quarter ended September 30, 2005 when compared with the same periods ended September 30, 2004. This reduction in General and Administrative expenses was primarily related to reduced professional services. During the nine months ended September 30, 2004, the Company recorded a $25,800 change in the estimate of asset retirement obligation on the SMP properties. No adjustment in the asset retirement obligation occurred during the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, a gain was recognized on the sale of RMG, for the receipt of 91,029 Enterra Initial Units and 245,759 Class D shares of Acquisitions valued at $19.00 each or a total of $6,399,000. The gain was offset by the Company’s investment in RMG; the purchase of an overriding royalty from an entity that had financed the purchase of RMG’s producing properties, and the Company’s portion of the buy-out of the RMG minority shareholders’ interest in Pinnacle. Additionally, the Company recognized a 10% discount as deferred income of $424,500 on the Class D shares of Acquisitions as they are not marketable for one year from June 1, 2005. The net gain recognized on the sale of RMG was therefore $5,392,200 for nine months ended September 30, 2005. There were no similar revenues during the nine months ended September 30, 2004.

During the three and nine months ended September 30, 2005, the Company received dividend revenues of $12,400 from the Enterra Initial Units and recognized $800 in interest revenue on cash received from the sale of those Units which resulted in cash receipts of $2,177,800 and net profits of $448,300. No similar revenues were recognized during the quarter and nine months ended September 30, 2004.

Equity losses from affiliates remained constant for the nine months ended September 30, 2005 when compared to those equity losses recorded during the nine months ended September 30, 2004 but decreased by $488,200 for the quarter ended September 30, 2005.

The Company recorded a net gain of $4,621,400 or $0.27 per share during the nine months ended September 30, 2005 as compared to a net loss of $1,366,800 or a loss of $0.08 per share during the nine months ended September 30, 2004. The net gain for the quarter ended September 30, 2005 was $509,900 or $0.03 per share as compared to a net loss of $374,000 or $0.02 per share for the quarter ended September 30, 2004.

Nine Months Ended September 30, 2004 compared with the Nine Months Ended September 30, 2003

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

Index

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

We have a history of operating losses, current working capital deficits and future receipt of funds from liquidating investments, may be insufficient to develop our mineral properties, none of which have proved reserves.  At September 30, 2005, we had a working capital deficit of $10,405,700, and an accumulated deficit of $15,268,300.

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

Uncertainties in the value of the mineral properties. While we believe that our mineral properties are valuable, substantial work and capital will be needed to establish whether they are in fact valuable.

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

•
The profitable mining and processing of gold by Sutter Gold Mining Inc. (in which the Company owns a substantial stake) will depend on many factors, including compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for gold; and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

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

Index

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

Index

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Sheep Mountain Partners
On February 24, 2005, a three judge panel of the 10th Circuit Court of Appeals (10th Circuit) vacated the judgment of the U.S. District Court of Colorado of $20,044,183 in favor of USECC and remanded the case to the Arbitration Panel for clarification of its 1996 Orders and Award. In remanding this case, the 10th Circuit stated:

"The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits therefrom,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. The 10th Circuit held, “Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case."

Thereafter, the U.S. District Court remanded the case to the arbitration panel.

The three member arbitration panel held a hearing on August 26, 2005, to consider the procedures, schedule and scope of the remand. The panel entered an Order, ordering that:

“In phase I the parties will make written submissions to resolve the issues concerning the definition of the Constructive Trust and its components (e.g. “purchase rights”). The submissions will not include any additional factual materials. The written submissions will be based solely on the record previously made in the hearings before the arbitration panel.”

Simultaneous written submissions will be made by the parties on or before November 4, 2005 and simultaneous reply written submissions will be made by December 6, 2005. A hearing will be held before the panel on December 20, 2005 in New York City. The timing and ultimate outcome of this litigation is not predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge

The Company and Crested Corp. were served with a lawsuit on June 19, 2002, filed in the U.S. District/ Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), seeking declaratory judgment over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

The case was tried starting on November 29, 2004. On February 4, 2005, the Court entered Findings and Fact and Conclusions of Law and ordered that a conveyance by PD of the Mt. Emmons properties under Paragraph 8 of the 1987 AMAX Agreement, includes the transfer of ownership and operational responsibility for the Water Treatment Plant, and that PD does not owe USECC any advanced royalty payments. However, the Order did not address the NPDES permit. NPDES permits are administered and regulated by the Colorado Department of Public Health and the Environment (“CDPHE”). The timing and scope of responsibilities for maintaining and operating the plant will be addressed by the CDPHE later in 2005.

USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights to PD on the Mt. Emmons properties from the Colorado Supreme Court opinion (decided in 2002, finding that the predecessor owners of the Mt. Emmons property had rights to water to develop a mine), and any other appurtenant water rights, be conveyed to USECC. The motion is pending.

PD and USECC have been engaged in settlement discussions in an attempt to resolve the remaining issues and avoid an appeal of the District Court’s Judgment. In view of the ongoing discussions and in the interest of conserving judicial and party resources, on April 5, 2005, the parties filed a Joint Motion to Stay Ruling on Motion to Amend Judgment and to Extend Stay of Execution Pending Appeal. On April 7, 2005, the Court granted the motion and entered an order staying USE/CC’s Motion to Amend Judgment until ten days after filing of written notice by PD that settlement has not been achieved. The parties have filed joint status reports which have stayed the parties’ various motions.

On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against USECC. PD is claiming $4,050,164.09 in attorney’s fees and expenses and $3,692,138.09 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. USECC intends to file a response with the Court within twenty (20) days of the motion denying that USECC owes PD such monies. It is not known how or when the court will rule on these issues. Management of the Company believes that no monies are due to PD.

Coastline Capital Partners

On May 16, 2005, Coastline Capital Partners (“Coastline”) filed a complaint against U.S. Energy Corp. (“USE”) in Wyoming Federal District Court, Case NO. 05-CV-0143-J for breach of contract. Coastline is claiming partial performance fees for a private placement that was unsuccessful. Coastline and USE had entered into an engagement letter on July 22, 2004. USE filed an answer and counterclaims on June 22, 2005. The parties are arranging a schedule for depositions in the case.

ITEM 2. Changes in Securities and Use of Proceeds

During the three months ended September 30 2005, the Company did not issue any unregistered securities.

ITEM 3. Defaults upon Senior Securities

Not applicable.

Index

ITEM 4.Submission of Matters to a Vote of Security Holders

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

ITEM 5. Other Information

As reported in the Form 8K filed on October 25, 2005, the Company and USE adopted retirement policies as of October 20, 2005. These policies include a mandatory retirement age of 70 unless each Board requests the services of officers or employees past that age. Employees and officers are eligible for retirement after the sum of their years of service with the USE and Crested plus their age total 70. Additionally the Board approved a retirement benefit for the Chairman/CEO, President/COO, CFO/Treasurer, Senior Vice President, General Counsel and Employee Board Members on the Executive Committee. Under the terms of the executive retirement plan, the named officers are to receive 50% of their base cash pay or the average annual pay, less all bonuses, received over the last five years of their employment which ever is greater. This benefit for executives is to be paid for 5 years following retirement. In return for this benefit, the retired executive officer will be available to the Company and USE for up to 1,040 hours per year for consulting or any other services the Board deems needed. This retirement benefit can be extended beyond the five year period at the discretion of the Board of the respective corporation.

Index

ITEM 6. Exhibits and reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of President Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of President Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed three reports on Form 8-K for the quarter ended September 30, 2005. The events reported were as follows:

	1.	The report filed on August 5, 2005, under Item 8.01 referenced the Company and U.S. Energy resuming exploratory drilling at its Sheep Mountain uranium property.

	2.	The report filed on September 1, 2005, under Item 8.01 referenced the outcome of a Status Hearing in the litigation/arbitration with Nukem, Inc.

	3.	The report filed on September 7, 2005, under Item 8.01 referenced an additional Agreement between the Company, U.S. Energy and Uranium Power Corp. to acquire additional uranium properties.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRESTED CORP.
(Company)

Date: November 14, 2005	By:	/s/Harold F. Herron
HAROLD F. HERRON,
President

Date: November 14, 2005	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer

Index