Form 10-Q/A
period 2005-06-30
CRESTED CORP
filed 2006-04-05
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanation

Crested Corp. (“Crested” or “the Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2005, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of June 30, 2005 and the related consolidated statements of operations and cash flows for the three and six months ended June 30, 2005, as discussed in Note 14 to the unaudited condensed consolidated financial statements.

All of the changes in these restated financial statements and corresponding notes to the financial statements relate specifically to an embedded derivative in shares of Enterra Acquisitions Class D shares that the Company received as a portion of the compensation for the sale of Rocky Mountain Gas, Inc. (“RMG”). The sale of RMG closed on June 1, 2005 and was effective April 1, 2005. Pursuant to SFAS 133 the Company determined that the embedded derivative needed to be accounted for and reflected in the consolidated statement of operations as an other revenue item.

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations and cash flows this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on August 17, 2005. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q.

Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Balance Sheets
	June 30, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

	Condensed Statements of Operations (Unaudited)
	Three and Six Months Ended June 30, 2005 and 2004	6

	Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2005 and 2004	7

	Notes to Condensed Financial Statements (Unaudited)	8-13

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14-21

ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	23-24

ITEM 2.	Changes in Securities and Use of Proceeds	24

ITEM 3.	Defaults upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits and Reports on Form 8-K	25

	Signatures	26

	Certifications	See Exhibits

CRESTED CORP.
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	June 30,	December 31,
	2005	2004
	(Restated)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$3,800	$3,800
Marketable securities	2,164,600	--
	2,168,400	3,800

INVESTMENTS:
Affiliates	2,810,900	2,969,800
Non-affiliated companies	6,233,500	--
	9,044,400	2,969,800

PROPERTIES AND EQUIPMENT:
Machinery and other equipment	10,000	10,000
Developed oil properties, full cost method	886,800	886,800
	896,800	896,800
Less accumulated depreciation, depletion and amortization	(886,800)	(886,800)
	10,000	10,000
Total assets	$11,222,800	$2,983,600

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED BALANCE SHEETS
(Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

	June 30,	December 31,
	2005	2004
	(Restated)	(Audited)
CURRENT LIABILITIES:
Current debt to affiliate	$11,540,000	$9,650,900
Deferred income	--	--
Taxes payable	100,000	--
Asset retirement obligation	96,400	96,400
	11,736,400	9,747,300

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	1,118,900	1,073,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; unlimited shares
authorized; 17,149,298 and 17,137,298 shares
issued and outstanding	17,200	17,200
Additional paid-in capital	11,814,400	11,809,600
Unrealized gain on securities	435,100	--
Accumulated deficit	(14,124,900)	(19,889,700)
	(2,293,300)	(8,062,900)
Total liabilities and shareholders' deficit	$11,222,800	$2,983,600

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
REVENUES:	$--	$--	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	22,700	27,900	45,400	45,400
Change in estimate of asset retirement obligation	--	25,800	--	25,800
General and administrative	81,900	92,900	110,800	132,900
	104,600	146,600	156,200	204,100

OPERATING LOSS	(104,600)	(146,600)	(156,200)	(204,100)

OTHER INCOME & ESPENSES:
Gain on valuation of derivative	1,228,800	--	1,228,800	--
Gain on sale of investment	5,882,500	--	5,882,500	--
	7,111,300	--	7,111,300	--

GAIN (LOSS) BEFORE EQUITY LOSS, AND
PROVISION FOR INCOME TAXES	7,006,700	(146,600)	6,955,100	(204,100)

EQUITY IN LOSS OF AFFILIATE	(717,400)	(318,800)	(1,090,300)	(788,700)

GAIN (LOSS) BEFORE PROVISION
FOR INCOME TAXES	6,289,300	(465,400)	5,864,800	(992,800)

PROVISION FOR INCOME TAXES	(100,000)	--	(100,000)	--

NET GAIN (LOSS)	$6,189,300	$(465,400)	$5,764,800	$(992,800)

PER SHARE DATA
NET GAIN (LOSS) PER SHARE, BASIC	$0.36	$(0.03)	$0.34	$(0.06)

NET GAIN (LOSS) PER SHARE, DILUTED	$0.36	$(0.03)	$0.34	$(0.06)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,137,298	17,118,098	17,143,265	17,118,098

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,152,298	17,118,098	17,158,265	17,118,098

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$5,764,800	$(992,800)
Adjustments to reconcile net gain (loss) to net cash
used in operating activities:
Equity in loss of affiliate	1,090,300	788,700
Gain on sale of affiliate	(5,882,500)	--
Gain on valuation of derivatives	(1,228,800)	--
Change in asset retirement obligation	--	25,800
Accretion of asset retirement obligation	45,400	45,400
Non cash compensation	4,800	--
Taxes payable	100,000	--
NET CASH USED IN OPERATING ACTIVITIES	(106,000)	(132,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	(1,582,700)	(1,669,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on debt to affiliate	1,688,700	1,802,200

NET INCREASE IN CASH AND CASH EQUIVALENTS	--	--

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,800	3,300

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$3,800	$3,300

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--

Income tax paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to outside directors	$4,800	$--

Investment in Non-affiliated companies	$6,734,200	$--

Investment in affiliate	$651,300	$--

Deferred gain on sale of Rocky Mountain Gas	$424,500	$--

Net activity on debt to affiliate	$200,400	$--

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

4) On June 1, 2005 the sale of all the outstanding common stock of Rocky Mountain Gas, Inc. (“RMG”) to Enterra US Acquisitions Inc. (“Acquisitions”) (a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”) was closed. Enterra paid $500,000 cash and issued Enterra units (the "Enterra Initial Units"), valued at $5,234,000, net of the $266,000 adjustment for the purchase of overriding royalty interests (effective June 1, 2005); and Acquisitions issued class D shares of Acquisitions valued at $14,000,000. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders, with certain adjustments.

The Company’s participation in the consideration received was approximately $6,399,000 resulting in a gain of $5,882,500. The carrying value of the Company’s interest in RMG was $422,500 at the date of disposition. The Company received 91,029 Enterra Initial Units, recorded on the Company’s Balance Sheet at June 30, 2005 as current marketable securities of $2,164,600, and 245,759 Class D shares of Acquisitions, recorded on the June 30, 2005 balance sheet as long term investments in non affiliates of $4,669,500. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”).

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

5) Comprehensive Income

Unrealized gains on investments, which consist of Enterra Initial Units are excluded from net income but are reported as comprehensive income on the Balance Sheet under Shareholder’s equity. The following table illustrates the effect on net income and earnings per share if the company had recognized comprehensive income:

	Six months Ended
	June 30,
	2005	2004
Net Gain (Loss)	$5,764,800	$	(992,800)
Add : Comprehensive income from unrealized gain on marketable securities	$435,100		--
Comprehensive Income (loss)	$6,199,900	$	(992,800)

6) Based on the provisions of SFAS No. 115, the Company accounts for marketable equity securities as marketable securities which are available for sale. Available for-sale securities are measured at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

Investments in marketable securities consisted of the following at June 30, 2005:

	Cost	Market Value	Unrealized Gain

Equity Securities	$1,729,500	$2,164,600	$435,100

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

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

8) INCOME TAXES - The components of deferred taxes as of June 30, 2005 are as follows:

June 30, 2005
Deferred tax assets:
Deferred compensation	$3,500
Deferred gains	109,300
Allowances and impairments	254,600
Net operating loss carry-forwards	4,450,500
Tax credits including AMT	115,400
Total deferred tax assets	4,933,300

Deferred tax liabilities:
Basis difference of investments	(1,207,500)
Development and exploration costs	(37,200)
Total deferred tax liabilities	(1,244,700)
Net deferred tax assets - all non-current	3,688,600

Valuation allowance	(3,688,600)
Net deferred tax asset	$--

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

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

Six Month Ended
June 30, 2005
Expected federal income tax expense	$1,874,000
Losses from subsidiaries not consolidated for tax purposes, utilization of net operating losses and other	(74,000)
Valuation allowance (decrease)	(1,700,000)
Income taxes	$100,000

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

	Six months Ended
	June 30,
	2005	2004
Net Gain (Loss), as reported	$5,764,800	$	(922,800)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	$(1,956,400)		--
Pro forma net profit (loss)	$3,808,400	$	(922,800)

Earnings per share:
Basic - as reported	$0.34		$(0.06)
Basic - pro forma	$0.22		$(0.06)
Diluted - as reported	$0.34		$(0.06)
Diluted - pro forma	$0.22		$(0.06)

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

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2004	$ 1,073,500
Addition to Liability	--
Liability Settled	--
Accretion Expense - 8% discount rate	45,400
Balance June 30, 2005	$ 1,118,900

These reclamation activities are scheduled to be completed over the next several years.

13) The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

14) In February 2006, the Company reconsidered its accounting relating a comment letter from the SEC, the proper valuation of an embedded derivative in the Acquisitions Class D shares it received when it sold RMG to Enterra. As a result of the Company’s evaluation, the Company is restating its previously issued unaudited quarterly financial statements for the three and six months ended June 30, 2005.

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited):

	Previously
	Reported		Restated
	June 30, 2005	Adjustment	June 30, 2005

Marketable Securities	$2,164,600	$(435,100)	$1,729,500
Investment in non-affiliated companies	$5,004,700	$1,228,800	$6,233,500
Total assets	$9,994,000	$793,700	$10,787,700

Deferred Income	$424,500	$(424,500)	$-
Accumulated deficit	$(15,778,200)	$1,653,300	$(14,124,900)
Total liabilities and shareholders equity	$9,994,000	$793,700	$10,787,700

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2005 (unaudited):

	Previously
	Reported		Restated
	June 30, 2005	Adjustment	June 30, 2005

Gain on valuation of derivative	$-	$1,228,800	$1,228,800
Gain on sale of investment	$5,458,000	$424,500	$5,882,500
Net gain (loss)	$4,111,500	$1,653,300	$5,764,800

The statement of cash flows has also been adjusted to reflect this item, resulting in no change to net cash from operations.

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

Liquidity and Capital Resources

At June 30, 2005, the Company had nominal cash on hand, a shareholders’ deficit of approximately $2.3 million and a working capital deficit of approximately $10.0 million. The principal component of the working capital deficit was a debt payable to USE in the amount of approximately $11.5 million, which USE has agreed not to demand payment of during the next 14 months. The debt to USE increased $1,889,100 during the six months ended June 30, 2005.

On June 1, 2005 the sale of all the outstanding common stock of Rocky Mountain Gas, Inc. (“RMG”) to Enterra US Acquisitions Inc. (“Acquisitions”) (a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”) was closed. Enterra paid $500,000 cash and issued Enterra units (the "Enterra Initial Units"), valued at $5,234,000, net of the $266,000 adjustment for the purchase of overriding royalty interests (effective June 1, 2005); and Acquisitions issued class D shares of Acquisitions valued at $14,000,000. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders, with certain adjustments.

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

The Company did not receive any cash during the six months ended June 30, 2005 from the sale of RMG but did receive net proceeds of $2.2 million from the sale of all its Enterra Initial Units during the month of July 2005. Management anticipates applying most of these proceeds to the indebtedness owed to USE. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). At July 31, 2005, the market price for Enterra units is approximately $25. The conversion feature of the Acquisitions Class D shares is accounted for under SFAS 133 as an imbedded derivative.

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

In March 2005, Plateau filed an application with the State of Utah to restart the Shootaring Mill. It will cost at least $25 million to modify the Mill’s tailings cell to Utah standards; post additional reclamation bonding, and complete other mill upgrades before production can begin. Additionally, a circuit to process vanadium which is contained in almost all of the mineralized material found in nearby mines is planned to be added to the Mill. When refurbished and the operational license is issued, the Mill will have the capacity to produce up to 1.5 million pounds of uranium concentrates annually depending on the grade of material fed to the Mill. In order to fund the refurbishment of the Mill and acquire additional uranium properties from which to produce uranium bearing ores, USUL is seeking joint venture partners or equity participants and is exploring the possibility of becoming a public company.

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

During the quarter and six months ended June 30, 2005, a gain was recognized on the sale of RMG, for the receipt of 91,029 Enterra Initial Units and 245,759 Class D shares of Acquisitions valued at $19.00 each or a total of $6,399,000. The gain was offset by the Company’s investment in RMG; the purchase of an overriding royalty from an entity that had financed the purchase of RMG’s producing properties, and the Company’s portion of the buy-out of the RMG minority shareholders’ interest in Pinnacle. The net gain recognized on the sale of RMG was therefore $5,882,500 for both the three and six months ended June 30, 2005. The Company also recognized a gain of $1,228,800 from the valuation of the embedded derivative pursuant to SFAS 133. The valuation of the derivative was made using the black scholes model with a risk free interest rate of 4.38% and a stock price volatility of 33.1%.

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

The employees were paid a total bonus of $435,750 at the close of the sale of RMG. All employees of the Company and USE participated in this bonus as they all helped develop RMG and many have not received increases in compensation for a number of years. Officers of the Company, USE and RMG received the following bonuses: Mark Larsen, President of RMG $140,000, officers of the Company and USE - Keith Larsen and Scott Lorimer $40,000 each, and John L. Larsen, Daniel P. Svilar and Harold F. Herron $20,000 each. In addition to these Officers, Mr. Steve Youngbauer who serves as Assistant General Counsel to Mr. Svilar received a bonus of $40,000. There were two additional members of John L. Larsen’s family who received bonuses for a total compensation amount of bonuses to Mr. Larsen’s family of $226,000. The total amount paid in bonuses to the directors, officers and employees for extraordinary work in closing the Enterra purchase of RMG was $470,750 which represents 2.5% of the total consideration received by the Company and USE from the sale of RMG to Enterra. The Company was obligated to pay one half of these expenses.

The Company recorded a net gain of $5,764,800 or $0.34 per share during the six months ended June 30, 2005 as compared to a net loss of $992,800 or a loss of $0.06 per share during the six months ended June 30, 2004. The net gain for the quarter ended June 30, 2005 was $6,198,300 or $0.36 per share as compared to a net loss of $465,400 or $0.03 per share for the quarter ended June 30, 2004.

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

CRESTED CORP.
(Company)

Date: March 31, 2006	By:	/s/Harold F. Herron
HAROLD F. HERRON,
President

Date: March 31, 2006	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer