Form 10-Q/A
period 2005-09-30
CRESTED CORP
filed 2006-04-05
CIK 25657

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

Explanation

Crested Corp. (“Crested” or “the Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the third quarter ended September 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2005, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of September 30, 2005 and the related consolidated statements of operations and cash flows for the three and nine months ended September 30, 2005, as discussed in Note 19 to the unaudited condensed consolidated financial statements.

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

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations and cash flows this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on November 14, 2005. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q.

Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Condensed Balance Sheets
	September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

	Condensed Statements of Operations (Unaudited)
	Three and Nine Months Ended September 30, 2005 and 2004	6

	Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2005 and 2004	7-8

	Notes to Condensed Financial Statements (Unaudited)	9-13

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14-19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20-21

ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	23-24

ITEM 2.	Changes in Securities and Use of Proceeds	24

ITEM 3.	Defaults upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits and Reports on Form 8-K	26

	Signatures	27

	Certifications	See Exhibits

CRESTED CORP.
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	September 30,	December 31,
	2005	2004
	(Restated)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$94,800	$3,800
Marketable securities	--	--
	94,800	3,800

INVESTMENTS:
Affiliates	3,321,600	2,969,800
Non-affiliated companies	6,491,500	--
	9,813,100	2,969,800

PROPERTIES AND EQUIPMENT:
Machinery and other equipment	10,000	10,000
Developed oil properties, full cost method	886,800	886,800
	896,800	896,800
Less accumulated depreciation, depletion and amortization	(886,800)	(886,800)
	10,000	10,000
	$9,917,900	$2,983,600

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED BALANCE SHEETS
(Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

	September 30,	December 31,
	2005	2004
	(Restated)	(Audited)
CURRENT LIABILITIES:
Current debt to affiliate	$9,979,600	$9,650,900
Deferred income	--	--
Taxes payable	--	--
Asset retirement obligation	96,400	96,400
	10,076,000	9,747,300

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	1,141,600	1,073,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; unlimited shares
authorized; 17,149,298 and 17,137,298 shares
issued and outstanding	17,200	17,200
Additional paid-in capital	11,814,400	11,809,600
Accumulated deficit	(13,357,000)	(19,889,700)
	(1,525,400)	(8,062,900)
	$9,917,900	$2,983,600

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
REVENUES:	$--	$--	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	22,700	22,800	68,100	68,100
Change in estimate of asset retirement obligation	--	--	--	25,800
General and administrative	50,700	50,600	161,500	183,600
	73,400	73,400	229,600	277,500

OPERATING LOSS	(73,400)	(73,400)	(229,600)	(277,500)

OTHER INCOME & ESPENSES:
Dividend income	12,400	--	12,400	--
Interest income	800	--	800	--
Gain on sale of marketable securities	448,300	--	448,300	--
Gain on valuation of derivatives	258,000	--	1,486,800	--
Gain (loss) on sale of investments	(65,800)	--	5,816,700	--
	653,700	--	7,765,000	--

GAIN (LOSS) BEFORE EQUITY LOSS, AND
PROVISION FOR INCOME TAXES	580,300	(73,400)	7,535,400	(277,500)

EQUITY IN GAIN (LOSS) OF AFFILIATE	187,600	(300,600)	(902,700)	(1,089,300)

GAIN (LOSS) BEFORE PROVISION
FOR INCOME TAXES	767,900	(374,000)	6,632,700	(1,366,800)

PROVISION FOR INCOME TAXES	--	--	(100,000)	--

NET GAIN (LOSS)	$767,900	$(374,000)	$6,532,700	$(1,366,800)

PER SHARE DATA
NET GAIN (LOSS) PER SHARE, BASIC	$0.04	$(0.02)	$0.38	$(0.08)

NET GAIN (LOSS) PER SHARE, DILUTED	$0.04	$(0.02)	$0.38	$(0.08)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,149,298	17,124,639	17,145,298	17,120,278

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,164,298	17,124,639	17,160,298	17,120,278

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$6,532,700	$(1,366,800)
Adjustments to reconcile net gain (loss) to net cash
used in operating activities:
Equity in loss of affiliate	902,700	1,089,300
Gain on sale of affiliate	(5,816,700)	--
Gain on valuation of derivatives	(1,486,800)	--
Gain on sale of marketable securities	(448,300)	--
Change in asset retirement obligation	--	25,800
Accretion of asset retirement obligation	68,100	68,100
Non cash compensation	4,800	4,800
NET CASH USED IN OPERATING ACTIVITIES	(243,500)	(178,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in non-affiliated companies	(65,800)	--
Proceeds from sale of marketable securities	2,177,800	--
Investment in affiliate	(1,905,800)	(2,063,800)
NET CASH PROVIDED BY
(USED IN) INVESTING ACTIVITIES	206,200	(2,063,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on debt to affiliate	128,300	2,243,100

NET INCREASE IN
CASH AND CASH EQUIVALENTS	91,000	500

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,800	3,300

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$94,800	$3,800

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)
	Nine months ended September 30,
	2005	2004
	(Restated)
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

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

6) INCOME TAXES -  The components of deferred taxes as of September 30, 2005 are as follows:

September 30, 2005
Deferred tax assets:
Deferred compensation	$3,500
Deferred gains	109,300
Allowances and impairments	254,600
Net operating loss carry-forwards	4,377,500
Tax credits including AMT	115,400
Total deferred tax assets	4,860,300

Deferred tax liabilities:
Basis difference of investments	(1,289,700)
Development and exploration costs	(37,200)
Total deferred tax liabilities	(1,326,900)
Net deferred tax assets - all non-current	3,533,400

Valuation allowance	(3,533,400)
Net deferred tax asset	$--

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

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

Nine Months Ended
September 30, 2005
Expected federal income tax expense	$2,047,000
Losses from subsidiaries not consolidated for tax purposes, utilization of net operating losses and other	(74,000)
Valuation allowance (decrease)	(1,873,000)
Income taxes	$100,000

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

	Nine months Ended
	September 30,
	2005	2004
Net Gain (Loss), as reported	$6,532,700	$(1,366,800)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	$(1,956,400)	--
Pro forma net profit (loss)	$4,576,300	$(1,366,800)

Earnings per share:
Basic - as reported	$0.38	$(0.06)
Basic - pro forma	$0.27	$(0.06)
Diluted - as reported	$0.38	$(0.06)
Diluted - pro forma	$0.27	$(0.06)

Basic weighted average shares outstanding	17,145,298	17,120,278

Diluted weighted shares outstanding	17,160,298	17,120,278

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

11) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Options to purchase 1,700,000 and -0- shares were outstanding at September 30, 2005 and 2004, respectively. No warrants for the purchase of commons tock of the Company were outstanding at September 30, 2005 and 2004. Stock options at September 30, 2005 have a weighted average exercise price of $1.71 per share. Potential common shares from the exercise of options are excluded from the computation of diluted loss per share, because they have an average price of $1.60 and $1.38 for the three and nine months ended September 30, 2005 and are therefore antidilutive.

12) The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

13) In February 2006, the Company reconsidered its accounting relating to the senior convertible debentures it entered into on February 6, 2005. The Company also evaluated, as the result of a comment letter from the SEC, the proper valuation of an embedded derivative in the Acquisitions Class D shares it received when it sold RMG to Enterra. As a result of the Company’s evaluation, the Company is restating its previously issued unaudited quarterly financial statements for the three and nine months ended September 30, 2005.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited):

	Previously
	Reported		Restated
	September 30, 2005	Adjustment	September 30, 2005

Investment in non-affiliated companies	$5,004,700	$1,486,800	$6,491,500
Total assets	$8,431,100	$1,486,800	$9,917,900

Deferred Income	$424,500	$(424,500)	$-
Accumulated deficit	$(15,268,300)	$1,911,300	$(13,357,000)
Total liabilities and shareholders equity	$8,431,100	$1,486,800	$9,917,900

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2005 (unaudited):

	Previously
	Reported		Restated
	September 30, 2005	Adjustment	September 30, 2005

Gain on valuation of derivative	$-	$1,486,800	$1,486,800
Gain on sale of investment	$5,392,200	$424,500	$5,816,700
Net gain (loss)	$4,621,400	$1,911,300	$6,532,700

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

Liquidity and Capital Resources

At September 30, 2005, the Company had nominal cash on hand, a shareholders’ deficit of approximately $1.5 million and a working capital deficit of approximately $10.0 million. The principal component of the working capital deficit was a debt payable to USE in the amount of approximately $10.0 million, which USE has agreed not to demand payment of during the next 14 months. The debt to USE increased by $328,700 net during the nine months ended September 30, 2005.

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

During the nine months ended September 30, 2005, a gain was recognized on the sale of RMG, for the receipt of 91,029 Enterra Initial Units and 245,759 Class D shares of Acquisitions valued at $19.00 each or a total of $6,399,000. The gain was offset by the Company’s investment in RMG; the purchase of an overriding royalty from an entity that had financed the purchase of RMG’s producing properties, and the Company’s portion of the buy-out of the RMG minority shareholders’ interest in Pinnacle. Additionally, the Company recognized a 10% discount as deferred income of $424,500 on the Class D shares of Acquisitions as they are not marketable for one year from June 1, 2005. The net gain recognized on the sale of RMG was therefore $$5,816,700 for nine months ended September 30, 2005. There were no similar revenues during the nine months ended September 30, 2004. The Company also recognized a gain of $1,486,800 from the valuation of the embedded derivative pursuant to SFAS 133. The valuation of the derivative was made using the black scholes model with a risk free interest rate of 4.38% and a stock price volatility of 40.8%.

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

The Company recorded a net gain of $6,532,700 or $0.38 per share during the nine months ended September 30, 2005 as compared to a net loss of $1,366,800 or a loss of $0.08 per share during the nine months ended September 30, 2004. The net gain for the quarter ended September 30, 2005 was $767,900 or $0.04 per share as compared to a net loss of $374,000 or $0.02 per share for the quarter ended September 30, 2004.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

We have a history of operating losses, current working capital deficits and future receipt of funds from liquidating investments may be insufficient to develop our mineral properties, none of which have proved reserves.  At September 30, 2005, we had a working capital deficit of $10,405,700, and an accumulated deficit of $15,268,300.

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