Form 10-K
period 2005-12-31
CRESTED CORP
filed 2006-04-13
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

⁬	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the
transition period from ___________ to ___________

Commission file number 000-6814

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ⁬ NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ⁬ NO X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ⁬

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ⁬ Accelerated filer ⁬ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ⁬ NO X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,707,700.

Class	Outstanding at March 30, 2006
Common stock, $.001 par value	17,164,298 Shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report

Proxy Statement for the Meeting of Shareholders to be held in June 2006, into Part III of the filing.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ⁬.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations; the disclosures about Crested Corp.’s (“Crested” or the “Company”) interest in coalbed methane ("CBM") as a result of its minority equity interest in Pinnacle Gas Resources, Inc. (“Pinnacle”) and its ownership in Class D shares of Enterra US Acquisitions Inc., a subsidiary of Enterra Energy Trust (“Enterra”); the disclosures about possible exploration and other programs for uranium and molybdenum properties; and the disclosures about Sutter Gold Mining Inc. (“SGMI”), formerly Globemin Resources Inc., and its plans for a gold property in California. Whenever words like "expect," "anticipate" or "believe" are used, we are making forward-looking statements.

Although we believe that our forward-looking statements are reasonable, we don't know if our expectations will prove to be correct. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important future factors that could cause actual results to differ materially from expectations will depend on:

For CBM gas, Crested holds an equity interest in Pinnacle and Enterra, but is not directly involved in their operations. One director of Crested (Keith Larsen) serves on the Pinnacle board of directors, which consists of eight members. Crested has no representation on the Enterra board of directors. The value of Crested’s equity interest in Pinnacle and Enterra will depend on those companies’ financial performance.

For the uranium properties, market prices for uranium oxide, whether and on what terms capital can be obtained to develop the properties (and for the uranium mill in Utah, refurbish and put the mill into operation); the availability of permits to mine the properties, and whether the Utah mill can obtain an operating license from the State of Utah.

For the gold properties held by SGMI, whether certain permits can be obtained from the State of California and the County of Amador, and whether and on what terms capital can be obtained for further exploration, mining and construction of processing operations.

For the molybdenum property re-acquired near Crested Butte, Colorado on February 28, 2006, our ability to comply with the Colorado regulatory requirements to operate a water treatment plant on the properties; whether we have adequate water rights for mine development and operation and processing; whether market prices for molybdic oxide remain at a level that is profitable; and whether permits and bonding for a mine and processing facility can be obtained; and whether Crested and USE can raise the necessary capital and/or enter into a joint venture or other arrangement with a third party to put the property into production.

The forward-looking statements should be considered in the context of all the information in this Annual Report.

DISCLOSURE REGARDING MINERAL RESOURCES UNDER SEC AND
CANADIAN REGULATIONS

Crested is a joint venture partner with Uranium Power Corp. (“UPC”) and a minority shareholder of SGMI. The common stock of UPC and SGMI, both Canadian corporations, is traded on the TSX-V, and is subject to the reporting requirements of the TSX-V and Canadian securities regulatory authorities. Harold F. Herron, President of Crested and Senior Vice President of U.S. Energy Corp. (“USE”), serves on the board of directors of SGMI. Chris Healey, Vice President Exploration of USE, serves on the board of director of UPC.

From time to time, UPC and SGMI make public disclosures in compliance with National Instrument 43-101, “Standards of Disclosure for Mineral Properties.” NI 43-101 establishes procedures and standards for determining the existence of, and the reporting of, Mineral Resources and Mineral Reserves. Mineral Resources are classified in ascending categories of geological confidence, as Inferred, Indicated and Measured. Each definition relates to a resource that is determined to be of “such a grade or quality that it has reasonable prospects for economic extraction.” Mineral Reserves are classified as Proven or Probable.

The SEC allows public disclosure of the extent and grade of mineral deposits, and, under SEC Industry Guide 7, “Description of Property by Issuers Engaged or to be engaged in Significant Mining Operations, of Proven (Measured) Reserves and Probable (Indicated) Reserves”. In contrast to NI 43-101, the SEC does not allow public disclosure of Inferred, Indicated, or Measured Resources. In addition, there are some significant differences in the standards allowed, and the procedures required to be followed by the SEC for public disclosure of the SEC’s Proven (Measured) Reserves and Probable, as compared to NI 43-101 for Proven and Probable Mineral Reserves.

United States residents, who obtain information about those of our uranium properties which are reported upon by UPC to the TSX-V in accordance with NI 43-101, and about SGMI’s gold properties, are cautioned that such information is materially different what would be permitted under SEC rules for United States companies.

Risk Factors

The following risk factors should be considered in evaluating the information contained in this Form 10-K.

Uncertain value of investment securities, and operating losses. At December 31, 2005, Crested recorded $4,669,500 for the value of investments in non-affiliates (including the class D shares of Enterra US Acquisitions Inc. and $335,200 for the common stock in Pinnacle). However, the class D shares are not tradable, but they will automatically convert to Enterra Energy Trust Units on a one-for-one basis on June 1, 2006. The cash we can realize from the Class D shares will depend on the price of Enterra Energy Trust Units, which has been somewhat volatile since June 1, 2005. Pinnacle is a private company. The cash we can realize from this investment presently is not determinable.

We have a history of operating losses, and our working capital needs have primarily come from the receipt of funds from liquidating investments and selling equity. These sources of capital may not be sufficient to develop our mineral properties, none of which have proved reserves.

At December 31, 2005, Crested owed USE $10,821,800. A substantial portion of proceeds from liquidation of the Enterra Trust Units may be applied to reduce this debt.

Uncertainties in the value of the mineral properties. While we believe that our mineral properties are valuable, substantial work and capital will be needed to establish whether they are valuable in fact.

•  The profitable mining and processing of uranium and vanadium at and in the vicinity of Plateau Resource Limited’s (“Plateau”) properties in Utah, will depend on many factors: Obtaining properties in close proximity to the Shootaring Mill to keep transportation costs economic; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades; to make mining and processing economic over time; continued sustained high prices for uranium oxide and vanadium; obtaining the capital required to upgrade the Shootaring Mill, and/or possibly add a vanadium circuit, and obtaining and continued compliance with operating permits.

•  The profitable mining at the Sheep Mountain uranium properties in Wyoming will depend on: Evaluations of existing and future drilling data to delineate sufficient volumes and grades of mineralized material to make mining and processing economic over time; continued sustained high prices for uranium oxide and UPC and USECC having sufficient capital. In addition, there is no operating mill near Sheep Mountain properties. However; the Sweetwater Mill (which is on standby) is located thirty miles south of Sheep Mountain. The ultimate economics of mining the Sheep Mountain properties will depend sufficient volumes and grades of mineralized material, sustained high uranium oxide prices and access to a mill.

•  The profitable mining and processing of gold by SGMI will depend on many factors, including: receipt of final permits and keeping in compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for gold, and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

•  The Lucky Jack Project (formerly the Mount Emmons molybdenum property) has had extensive work conducted by prior owners. But this data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be difficult, and like any mining operation, capital requirements for a molybdenum mining operation will be substantial. There is a history of opposition by local government entities and environmental organizations to the prior owners seeking permits to mine this property. This opposition has been expressed in litigation from time to time. Continued legal challenges may delay putting the Lucky Jack Project into production.

•  We have not yet obtained feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling; the design and costs to build and operate mills; the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually (but not always) must be completed in order to raise the substantial capital needed to put a mineral property into production. We have not established any reserves (economic deposits of mineralized materials) on any of our properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

Compliance with environmental regulations may be costly. Our business is intensely regulated by government agencies. Permits are required to explore for minerals, operate mines, build and operate processing plants. The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues. If the economics of a project cannot withstand the cost of complying with changed regulations, we might not move forward with the project.

Crested must comply with numerous environmental regulations on a continuous basis, to comply with the United States: Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Mill at Ticaboo, Utah). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states where we have properties impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes. Environmental regulatory programs create potential liability for our operations, and may result in requirements to perform environmental investigations or corrective action under federal and state laws and federal and state Superfund requirements.

Failure to comply with these regulations could result in substantial fines and environmental remediation orders and/or potential shut down of the project until compliance is achieved. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments therein.

Possible Dilution to Shareholders. Because we don’t have enough capital to put our properties into production, shareholders may be diluted in their ownership if we raise capital. Direct dilution would occur if we sell preferred stock, common stock or debt, convertible into common stock, with conversion and other terms which large institutions can negotiate for substantial capital financings which result in more favorable terms than buying stock in the market. Indirect dilution can occur if institutional financing is raised for a subsidiary company. In this scenario, the percentage of the subsidiary held by us would be diluted.

PART I

Item 1 and Item 2. Business and Properties.

General

Crested is a Colorado corporation (formed in 1970) in the business of acquiring, exploring, developing and/or selling or leasing mineral properties. Crested and U.S. Energy Corp. (“USE”) originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans; Mr. Evans died in February 2002). In 1980, Crested and USE formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). From time to time, USE has funded many of Crested's obligations because Crested did not have the funds to pay its share of the obligations. Crested has paid a portion of this debt by issuing common stock to USE. At December 31, 2005, Crested owed $10,821,800 to USE.

Historically, our business strategy has been, and will continue to be, acquiring undeveloped and/or developed mineral properties at low acquisition costs and then operating, selling, leasing or joint venturing the properties, or selling the companies we set up to other companies in the mineral sector at a profit.

Typically, projects initially are acquired, financed and operated by Crested and USE in their joint venture (see below). From time to time, some of the projects are then transferred to separate companies organized for that purpose, with the objective of raising capital from an outside source for further development and/or joint venturing with other companies. Examples include: SGMI for gold and Rocky Mountain Gas, Inc. (“RMG”) for coalbed methane, referred to as “CBM”. Additional subsidiaries have been organized: U.S. Uranium Ltd. for uranium and U.S. Moly Corp. for molybdenum. Initial ownership of these subsidiaries is by Crested and USE, with additional stock (plus options) held by their officers, directors and employees.

From 2002 through mid-2005, Crested's primary business focus was in the CBM business conducted through RMG. RMG was sold to Enterra Energy Trust (TSX: ENT.UN and NYSE: ENT) on June 1, 2005. Beginning in 2004 and continuing into 2006, commodity prices for the minerals in our other properties increased significantly. Management believes that the rebound in uranium, gold and molybdenum commodity prices presents valuable opportunities.

Management’s strategy to generate a return on shareholder capital is to demonstrate prospective value in the mineral properties sufficient to support substantial investments by investment groups, financial institutions and/or large industry partners, and then bring long term development expertise to move the properties into production. In the alternative, we might sell one or more of the properties (or our subsidiaries which holds the properties) outright, as we did with RMG in 2005.

To demonstrate prospective value in the mineral properties and raise the necessary capital for development of the mineral projects in 2006 to 2007, management is considering having feasibility studies conducted on each of the properties. These studies, to be performed by independent engineering firms will, in general, determine the economic feasibility, at commodity prices existing at the time of the studies, of various mine plans for the properties, and various processing (milling) facilities to refine the minerals to saleable commodities, given the known mineral grades in the properties. In some instances, significant additional exploratory drilling may have to be done to further delineate grades as well as the extent of the minerals in the ground, if any.

The principal uncertainties in the successful implementation of our strategy are:

•
Whether feasibility studies will show, for any of the properties, that the minerals can be mined and processed profitably. Commodity prices for gold, uranium and molybdic oxide must be at levels so the properties can be mined at a profit;

•
Whether the feasibility studies will show volume and grades of mineralization, and manageable costs of mining and processing, which are sufficient to bring industry partners to the point of investment, and

•
Whether we can negotiate terms with industry partners, which will return a substantial profit to Crested for its retained interest and the project’s development costs to that point in time, or, the property (or the applicable subsidiary) can be sold outright.

However, it is possible that we may be able to raise capital for (or bring an industry partner into) a property without having a feasibility study prepared.

To some extent, the economic feasibility of a particular property can be changed with modifications to the mine/processing plans (add or not add a circuit to process a particular mineral, enlarge or reduce the production and mine plan, etc.). However, overall, the principal drivers to attainment of the business strategy are the quality of the minerals in the ground and international commodity prices.

Principal executive offices of Crested and USE are located in the Glen L. Larsen building at 877 North 8th West, Riverton, Wyoming 82501, telephone 307-856-9271. SGMI has an office in Sutter Creek, California.

In this Annual Report, "we," or "Company" refer to Crested Corp. unless otherwise specifically noted. Crested’s fiscal year ends December 31.

Crested files annual reports, quarterly reports and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy and document we file at the SEC’s Public Reference Room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-3300 for information on the Public Reference Room. The SEC maintains a Web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Crested) file electronically with the SEC. The SEC’s Web site is http://www.sec.gov.

Sale of Rocky Mountain Gas, Inc. (“RMG”) - On June 1, 2005, Enterra US Acquisitions Inc. (a privately-held Washington corporation organized by Enterra for purposes of the RMG acquisition, hereafter "Acquisitions") acquired all the outstanding stock of RMG, for which Enterra paid $500,000 cash and issued $5,234,000 of Enterra units (the "Enterra Initial Units"), net of the $266,000 adjustment for the purchase of overriding royalty interests (effected May 1, 2005); and issued Class D shares of Acquisitions (valued at $14,000,000), in the amounts of 436,586 shares to USE and 245,759 shares to Crested. The Enterra Initial Units and the Class D shares were issued pro rata to the RMG shareholders. Crested and USE's participation in the consideration received was approximately $18,341,600. USE’s consolidated subsidiary, Yellowstone Fuels, Inc. (“YSFI”) also received approximately $296,700.

RMG was acquired by Enterra with approximately $3,500,000 of debt (at May 31, 2005) owed by its subsidiary (RMG I, LLC) to its mezzanine lenders; this debt has been eliminated from USE’s consolidated balance sheet. As a result of the RMG disposition, Crested and USE no longer directly hold coalbed methane properties, although with their holdings in securities of Enterra (and Acquisitions), and Pinnacle (a private coalbed methane company in which Crested and USE hold a minority equity interest), both companies will continue with investments in the oil and gas sector.

During the three months ended September 30, 2005, Crested sold all of the Enterra Initial Units it received as a result of the sale of RMG. As a result of the sale of these Enterra Initial Units, the Company recorded an increase of $2,177,800 in cash and a gain of $448,300 from the sale of marketable securities. The Class D shares of Acquisitions are carried as $4,669,500 as investments in non-affiliates.

On June 1, 2006, the 245,759 Class D shares of Acquisitions (not traded on any exchange) owned by the Company, will be exchangeable, on a one-for-one basis, for additional Enterra units (the "Enterra Additional Units"); the Enterra Additional Units will be tradable on the Toronto Stock Exchange (the “TSX”) at that time (and on the NYSE on June 1, 2007). A substantial portion of any cash received by Crested from the sale of its Enterra Additional Units will be applied to its debt to USE. The ultimate value of the Class D shares of Acquisitions will not be determinable until converted to Enterra Additional Units and sold.

Proceeds from liquidation over time of the Enterra Initial Units and the to-be-received Enterra Additional Units will fund exploration and development work on other mineral properties held by Crested and USE and will also be used for corporate overhead.

RMG’s minority equity ownership of Pinnacle was not included in the disposition of RMG, but was assigned to Crested and USE in proportion to their ownership of RMG. Enterra is entitled to be paid by the Company and USE an amount of up to (but not more than) $2,000,000, if proceeds from a future disposition by Crested and USE to a third party of the minority equity interest in Pinnacle exceeds $10,000,000. Currently, we have no information about whether or when Pinnacle might become a public company or might be purchased by third parties. The value of the minority equity position upon a future disposition could be more or less than $10,000,000. The boards of directors of Crested and USE determined that the value of RMG’s minority equity interest in Pinnacle is approximately $6,250,000 based upon Pinnacle’s recent sales of equity to its shareholders (RMG did not participate in those sales). To compensate the minority shareholders of RMG (including officers, directors and employees of Crested and USE, Mark J. Larsen (former president and a former director of RMG), Yellowstone Fuels, Inc. (“YSFI”) and Tom Swank (a former director of RMG) for their pro rata beneficially-owned 5.9% ($370,900) of the $6,250,000 value of the minority Pinnacle interest transferred to Crested and USE, restricted shares of common stock of USE were issued to the former minority shareholders of RMG, pro rata for their May 31, 2005 percentage beneficial ownership in Pinnacle (through their former ownership in RMG). These USE shares were valued at $4.23 per share (the Nasdaq Official Close Price on September 27, 2005).

For information on the participation in the Enterra agreement consideration of Crested and USE, certain of the officers and directors of Crested and USE, and two of the (former) officers and directors of RMG, please see the “Certain Relationships and Related Transactions" disclosures in Part III of this Annual Report.

Sutter Gold Mining Inc.

In 2004, Sutter Gold Mining Company, a minority-owned subsidiary with gold properties in California, was acquired by Globemin Resources Inc., a British Columbia corporation which is traded on the TSX Venture Exchange (“TSX-V) under its new name, Sutter Gold Mining Inc. (“SGMI”).

Molybdenum

On February 28, 2006, Phelps Dodge Corporation (“PD”) conveyed back to Crested and USE the mining claims at the Lucky Jack Project located near Crested Butte, Colorado. The properties included the transfer of ownership and operational responsibility for a water treatment plant located on the properties. In 2006, we are considering transferring the properties to a new subsidiary, U.S. Moly Corp.

Uranium

On December 8, 2004, Crested and USE entered into a Purchase and Sales Agreement to sell a 50% interest in the Sheep Mountain (Wyoming) uranium properties to Bell Coast Capital Corp., now named Uranium Power Corp. (“UPC”), a British Columbia company trading on the TSX Venture Exchange. This agreement was amended in January 2005, for a total purchase price of $7,050,000 and 2.5 million shares of UPC stock, payable by installments through December 2007. UPC has also agreed to fund up to $10 million in exploration projects by funding the first $500,000 of each of 20 projects.

The parties signed a Mining Venture Agreement with UPC as of April 11, 2005 to develop and mine the Sheep Mountain and other properties to be acquired.

Summary Information about the Subsidiaries Most operations are conducted through subsidiaries, the USECC Joint Venture with USE, and jointly-owned subsidiaries of Crested and USE.

	Percent	Primary
Subsidiary	Owned by Crested(1)	Business Conducted

U.S. Energy Corp.	2.6%	Uranium and molybdenum (inactive and shut down, with limited reactivation in uranium and molybdenum planned for 2006), gold (being reactivated on a limited basis).
Sutter Gold Mining Inc.	1.2%	Gold (California) - inactive - being reactivated
USECC Joint Venture	50.0%	Uranium and molybdenum (inactive and shut down, with limited reactivation in Wyoming uranium and molybdenum planned for 2006), and gold (being reactivated). Limited real estate and airport operations.
Pinnacle Gas Resources, Inc.(2)	11.3%	CBM exploration and production - active
Yellow Stone Fuels, Inc.	13.2%	Inactive

(1)	As of December 31, 2005

(2)
USE owns 21% and Crested owns 11.3% for a consolidated ownership of 32.3% of the common stock of Pinnacle which does not reflect dilution which will occur after redeemable preferred shares held by third parties is converted to shares of common stock and outstanding options and warrants are exercised.

The foregoing does not include information on ownership of subsidiaries which have been formed but not yet active (U.S. Uranium Ltd. and U.S. Moly Corp.). See Part III of this Report.

Financial information about industry segments.

The Company has no business segments for the periods ended December 2005, 2004 or 2003. It does however participate in the cash commitments and cash proceeds with USE through USECC in the acquisition, exploration and development of mineral properties. Prior to the sale of RMG on June 1, 2005, Crested participated in the coalbed methane business through its equity investment in Rocky Mountain Gas, Inc. (RMG”). Subsequent to the sale of RMG the Company’s involvement in coalbed methane was only through its minority passive equity interests in Pinnacle and Enterra.

In 2004, 2005 and continuing in 2006, activities in gold and uranium were initiated, and activities are expected to start up in molybdenum in 2006. In 2006 and beyond, we expect to continue to have one active industry segment - exploration and development of mineral properties in gold, molybdenum and uranium.

Minerals: Acquisition and exploration of CBM properties. This activity was material and recurring, and was our principal business focus in these periods until the sale of RMG to Enterra on June 1, 2005. Sales and leases of other mineral-bearing properties and, from time to time, the production and/or marketing of minerals also occurred. Activities in uranium and gold were largely shut down as recurring activities in the periods, but uranium and gold are being reactivated at the date of this Report, and activities in molybdenum are anticipated to begin in 2006.

Commercial: The motel in Utah was sold in 2003, but reacquired from the buyer through foreclosure in 2006. Real estate rental and various contract services continue, including management services for subsidiary companies.

Business and Properties

Coalbed Methane

Rocky Mountain Gas, Inc.

On June 1, 2005, RMG was sold to Enterra (see “Sale of Rocky Mountain Gas, Inc. (“RMG”) above).

Transaction with Pinnacle Gas Resources, Inc.

On June 23, 2003, RMG, CCBM and its parent company Carrizo Oil & Gas, Inc., and seven affiliates of Credit Suisse First Boston Private Equity (the "CSFB Parties") signed and closed agreements for a transaction with Pinnacle. The transaction included: (1) the contribution to Pinnacle by RMG and CCBM of all their ownership of a portion of the CBM properties then owned by RMG and CCBM, in exchange for common stock and options to buy common stock in Pinnacle; and (2) $17,640,000 cash to Pinnacle by the CSFB Parties for common stock and series A preferred stock of Pinnacle, and warrants to purchase series A preferred stock of Pinnacle. The CSFB Parties have contributed significant additional capital to Pinnacle since June 2003.

Pinnacle is a private corporation. Thus, only that information about Pinnacle which its board of directors elects to release is available to the public. All other information about Pinnacle is subject to confidentiality agreements among Pinnacle, Crested, USE and other Pinnacle shareholders.

At December 31, 2005, Crested and USE’s consolidated ownership in Pinnacle's common stock was 32.3% (Crested owned 11.3% and USE owned 21.0%). These ownership percentages will be diluted when the CSFB owned redeemable preferred shares are redeemed for common stock and if and when outstanding warrants and options for common stock are exercised.

Pinnacle is authorized to issue common and preferred stock. Pinnacle has issued series A preferred stock, all held by the CSFB Parties: Liquidation preference of $100.00 per share; 10.5% compounded cumulative annual dividend (12.5% after July 1, 2010); redeemable at Pinnacle's option after July 1, 2004 at a premium declining to par after July 1, 2009 (mandatory redemption if there is a change in control of Crested and USE or CCBM); and with voting rights (a) pari passu with the common stock on regular matters, and (b) as a separate class, to authorize changes in the series A preferred stock, to authorize issuance of stock senior to or in parity with the series A preferred stock, to approve a reorganization or merger of Pinnacle, to approve Pinnacle's sale of substantially all its assets, and similar matters.

Pinnacle's board of directors has eight directors (two each from USE, and CCBM, and four from the CSFB Parties).

In 2003, RMG recorded its equity investment in Pinnacle at the carrying value of its contributed CBM properties (approximately $957,700).

Inactive Mining Properties - Uranium

General.

Crested and USE currently hold over 33,000 acres of mineral claims and leases and own historical libraries/data covering several mines and exploration areas in Utah, Colorado, Arizona and Wyoming. These properties range from exploration to pre-production status. The property locations include the prolific historic producing areas of Lisbon Valley in San Juan County, Utah, properties in Colorado, and properties in the Arizona Strip area of Mohave County, Arizona, where higher grade “Breccia Pipe” uranium mines operated in the early 1980s. Extensive and highly prospective land holdings have also been acquired in the Henry Mountains area, within 20 - 40 miles of the Shootaring Mill.

All of these properties are actively being evaluated. Future drilling is planned for all of these properties, to follow the Sheep Mountain and Breccia Pipe drilling programs in an orderly manner. The overall objective of these programs in Colorado and Arizona is to provide an assured source of mill feed for the Shootaring Mill in Garfield County, Utah. In March 2005, Plateau filed an application with the State of Utah for a permit and license to put the Shootaring Mill in full operating status. As a result, USECC expended limited amounts of capital in the reclamation of the Shootaring Mill during calendar 2005.

At some future date, we could develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities with nuclear powered electricity generating plants. Uranium concentrate spot prices have increased substantially to $40 per pound in March 2006, compared to $10 per pound in 2002. However, sustained higher prices may be needed to warrant putting the properties in production. All of the uranium mining properties at Sheep Mountain are currently shut down; but permitting work is done as needed (monitoring and reporting) to keep existing permits in effect.

Over a period of at least 24 months, substantial work would be required to put the Sheep Mountain uranium mines into production, including permitting, cleaning rock and other debris from shafts and tunnels, pumping water out of the mines, extending shafts and tunnels, and further drill sampling to ascertain whether a commercially viable ore body exists on any of the properties.

A decision to put the uranium properties into production will depend upon uranium prices, mining and milling costs and the ability to raise the necessary funds to bring the mine into production.

We believe our mill and the uranium properties have significant value because uranium prices have recently stabilized at higher prices. Our decision to proceed will be based on our efforts to raise capital through joint ventures or otherwise, to explore the properties further, and put the mines into production and refurbish the Shootaring Mill in Utah. To that end, we have signed an agreement to sell a 50% interest in the Sheep Mountain properties in Wyoming to, and enter into a joint venture agreement for those properties (and others to be acquired) with, Uranium Power Corp. ("UPC") and a separate agreement to lease and acquire more uranium properties in Utah.

Feasibility studies have not been obtained on any of the companies’ uranium/vanadium properties. These studies could establish the economic viability, or not, of the different properties based on extensive drilling and sampling, the design and costs to refurbish and operate the Shootaring Mill (for the Utah and Arizona properties), the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and may have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study may not be necessary in order to raise the substantial capital needed to put a property into production. We have not established any reserves (economic deposits of mineralized materials) on any of our uranium/vanadium properties, and future studies may indicate that some or all of the properties may or may not be economic to put into production. Pre-feasibility studies, and resource studies, are typically the initial steps which must be taken before a full feasibility study can be prepared.

Crested and USE are currently considering placing their ownership and cash flow rights respectively, from Plateau and other uranium assets into a newly formed entity, such as U.S. Uranium Ltd. (“USUL”).

UPC Purchase and Sale Agreement

On December 8, 2004, Crested and USE, through USECC Joint Venture (“USECC”), entered into a Purchase and Sale Agreement (the “agreement”) with Bell Coast Capital Corp. now named Uranium Power Corp. (“UPC”), a British Columbia corporation (TSX-V “UCP-V”) for the sale to UPC of an undivided 50% interest in the Sheep Mountain properties. The agreement was amended on January 13, 2006. A summary of certain provisions in the agreement, as amended, follows:

UPC has paid USECC $850,000, and issued 500,000 UPC shares each to Crested and USE in 2004 and 2005. By the amendment, UPC has paid an additional $1.6 million and issued 1.5 million more shares for a total of 2.5 million shares, against the purchase price. An additional $4.6 million and 1.5 million shares are required to pay the full purchase price: $1.5 million on April 29, 2007 and $1.5 million on October 29, 2007 (provided UPC is required to pay 50% of all money it raises after January 13, 2006 until the two $1.5 million payments are made); and two additional payments each of $800,000 cash and 750,000 UPC shares (total $1,600,000 cash and 1,500,000 UPC shares) on June 29, 2007 and December 29, 2007.

If the installments are not timely paid, UPC will forfeit all of the 50% interest it is to earn in the properties and the joint venture to be formed.

The amendment required UPC to pay USECC the $152,000 outstanding balance for the 2005 uranium property drilling program and an additional $400,000 of $775,400 budgeted for the first half of the 2006 drilling program. UPC has paid this $552,000, which does not apply to the purchase price.

USECC and UPC will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

Closing of the agreement is required on or before December 29, 2007, with UPC’s last payment of the purchase price. At the closing, UPC will contribute its 50% interest in the properties, and USE and Crested will contribute their aggregate 50% interest in the properties, to the joint venture (see below), wherein UPC and USECC will each hold a 50% interest.

UPC will contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). USECC and UPC each will be responsible for 50% of costs on each project in excess of $500,000.

In 2005, USECC and UPC added the Burro Canyon project (in Colorado) and the Breccia Pipes project (in Arizona) to their joint venture under the Mining Venture Agreement. Payments by UPC related to the Breccia Pipes project (see “Arizona” below) are separate from the payments required for UPC to acquire its 50% interest in the Sheep Mountain properties.

UPC may terminate the agreement before closing, in which event UPC (i) would forfeit all payments made to termination date; (ii) lose all of its interest in the properties to be contributed by USE/Crested under the agreement; (iii) lose all rights to additional properties acquired in the joint venture as well as forfeit all cash contributions to the joint venture, and (iv) be relieved of its share of reclamation liabilities existing at December 8, 2004.

Mining Venture Agreement

As of April 11, 2005, Crested and USE (as the USECC Joint Venture) signed a Mining Venture Agreement with UPC to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. The joint venture generally covers uranium properties in Wyoming and other properties identified in the USECC Joint Venture uranium property data base, but excluding the Green Mountain area and Kennecott’s Sweetwater uranium mill, the Shootaring Canyon uranium mill in southeast Utah (and properties within ten miles of that mill), and properties acquired in connection with a future joint venture involving that mill.

The initial participating interests in the joint venture (profits, losses and capital calls) are 50% for the USECC Joint Venture and 50% for UPC, based on their contributions of the Sheep Mountain properties. Operations will be funded by cash capital contributions of the parties; failure by a party to fund a capital call may result in a reduction or the elimination of its participating interest. $775,400 has been approved for the first six months of 2006 relating to maintenance and reclamation work at the Sheep Mountain properties (about $200,000 per year), exploration drilling, geological and engineering work, and other costs. A substantial portion of this work will be performed by (and be paid to) USECC Joint Venture as manager.

The manager of the joint venture is USECC. The manager will implement the decisions of the management committee and operate the business of the joint venture. UPC and the USECC each have two representatives on the four person management committee, subject to change if the participating interests of the parties are adjusted. The manager is entitled to a management fee from the joint venture equal to a minimum of 10% of the manager’s costs to provide services and materials to the joint venture (excluding capital costs) for field work and personnel, office overhead and general and administrative expenses, and 2% of capital costs. The manager may be replaced if its participating interest becomes less than 50%.

The preceding is a summary of certain provisions of the Mining Venture Agreement and the Purchase and Sale Agreement, and is qualified by reference to those agreements which are filed as exhibits to the 2004 Annual Report. The amendment to the agreement is filed as an exhibit to this Annual Report.

The approved budget for the seven months ended December 31, 2005 was $567,800, relating to work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. As of December 31, 2005, UPC has paid USECC $504,000.

Wyoming - Sheep Mountain Properties

In February 1988, Crested and USE acquired from Western Nuclear, Inc. unpatented lode uranium mines, mining equipment and mineralized properties (including underground and open pit mines) at Crooks Gap in south-central Fremont County, Wyoming. The mines were operated by Western Nuclear in the 1970s. USECC mined and milled uranium ore from one of the underground Sheep Mines in 1988 and 1989.

We have recorded reclamation liabilities for the Sheep Mountain properties (see note K to the consolidated financial statements). No historical costs from the Sheep Mountain properties are on the balance sheet of Crested at December 31, 2005. Permits are in place only for standby maintenance of the mines.

At the filing date of this Annual Report, we own 286 unpatented lode mining claims (approximately 5,909 acres) and a 644 acre Wyoming State Mineral Lease on Sheep Mountain in the Crooks Gap, Wyoming and adjacent areas. Production from 57 of these claims and the leases which together comprise the core Sheep Mountain properties is subject to royalty interests held by third parties ranging from 1% to 4% of the NUEXCO monthly exchange value per pound of uranium oxide (a sliding rate of 1% per pound if the price is $27.99 or less, up to 4% if the price is at or above $44.00). Additional royalties of from $0.50 per pound, to 5% of gross sales price (less haulage and development allowances) of uranium oxide, burden some of these same properties.

The Sheep Mountain property produced over 17 million pounds of uranium concentrates prior to being idled by depressed market conditions in the 1980s. USECC is utilizing its extensive uranium data library of drill, mine, and property information to identify exploration targets on this project. The deeper zones have not been systematically tested nor have they been included in any historical resource estimation. Current interpretations of the historical data indicate the potential to expand mineralized areas believed to exist on the Sheep Mountain property.

At Sheep Mountain, an eighteen hole rotary drill program was completed during 2005. The program accomplished three things. First, the 58 Sand roll front system in Section 16 was identified and extended to over a mile in length. Secondly, drilling in the Congo Pit area confirmed, and potentially upgraded, previously identified mineralized zones. Thirdly, the historic drill data from Section 28 near the Sheep mines was validated in preparation for an updated resource study. The objective for UPC is to assemble additional information for publication to the standards set out in Canadian National Instrument 43-101. USE and Crested are not allowed under SEC rules to make public all of the categories of information which are permitted for Canadian listed companies (like UPC) under NI 43-101.

The joint venture is currently preparing a full resource study for the Sheep Mountain project by independent consultants. This will involve the digitization of 1,250 drill holes for the project and the hiring of an engineering firm to complete the study.

There is no operating uranium mill near Sheep Mountain, but Kennecott owns the Sweetwater Mill (which is on standby) some 30 miles south of Sheep Mountain. The ultimate economics of mining the Sheep Mountain properties through underground mining will depend on access to a mill or sufficiently high uranium oxide prices to warrant shipments to faraway mills.

Arizona

On August 22, 2005, USECC and UPC signed an agreement to add two more uranium projects to their joint venture (Burro Canyon in Colorado and Breccia Pipes located in Arizona). The latter project involves properties in the Arizona Strip, in northern Arizona. This property consists of 54 lode mining claims (Star and Java claims) on BLM land in Mohave and Coconino counties, Arizona. The exploration target on these properties is Breccia Pipe uranium deposits.

These properties were acquired by USECC pursuant to an agreement with Nu Star Exploration, LLC. Under the terms of the agreement between USECC and UPC, UPC will earn a 50% interest in the project by contributing the first $500,000 in acquisition and exploration expenses for the project. Additionally, UPC will issue up to 500,000 common shares of UPC stock to USECC, subject to regulations of the TSX Venture Exchange, within six months of the date drilling results outline an Inferred Mineral Resource on the Breccia Pipes Project as follows: 1) 250,000 common shares for the first 500,000 lbs. of contained U3O8 identified and 2) an additional 250,000 common shares for the second 500,000 lbs. of contained U3O8 identified.

The Arizona Strip was the site of a major uranium staking rush in the early 1980s. Uranium-bearing Breccia Pipes were first located in the Hack Canyon area of Mohave County and the mineralized material was typically of a higher grade than other uranium deposits located in surrounding areas of the Colorado Plateau. Historic mining in the Arizona Strip had produced average uranium grade of up to 0.80% U3O8. Production from individual mines in this district has ranged from about 1,000,000 lbs to 7,000,000 lbs U3O8.

The Star claims are contiguous with the partially mined Arizona I mine. The area is located within a short distance to the south of the Hack Canyon mining area. Mapping on the Star claims indicates the presence of 23 potential pipes, with the potential for 4 additional targets on the Java claims.

A 38 drill hole stratigraphic test program was completed in February 2006. The program tested seven potential Breccia Pipe sites. At two sites, the drilling confirmed collapse features consistent with the presence of pipes. A third site is considered to be a potential collapse feature. A Phase Two follow-up drilling program is planned on the two confirmed collapse features (targets) to provide a deep test (maximum 2,000 feet) at these locations.

If any of the targets are developed to a mining stage, then USE’s Shootaring Mill would be the likely location for ore processing.

Colorado

191 unpatented mining claims consisting of approximately 3,853 acres were acquired in Colorado in the Sage Plains and Burro Canyon area. At the Burro Canyon area, 78 claims were acquired from a third party with a production royalty of 2.56%.

At Burro Canyon a Phase One drilling program was completed in March 2006. At total of 17 holes were drilled for a total of 20,303 feet. Of the 16 which reached the target Salt Wash formation, nine encountered significant mineralization, and two can be considered to be well mineralized.

Utah

In August 1993, USE purchased from Consumers Power Company ("CPC") all of the outstanding stock of Plateau, which owns the Shootaring Mill, a uranium processing mill in southeastern Utah for nominal cash consideration and the assumption of various reclamation obligations. The Shootaring Mill is owned by Plateau, a wholly owned subsidiary of USE. Crested has a 50% interest in Plateau’s cash flows. The Shootaring Mill is one of only four remaining licensed uranium mills in the United States. The Shootaring Mill holds a source materials license from the State of Utah, Division of Radiation Control.

The Shootaring Mill occupies 19 acres of a 265 fee acre plant site. The Shootaring Mill was the last uranium mill built (in the early 1980s) in the United States. The Shootaring Mill was designed to process 750 tons of material per day (“tpd”), but only operated on a trial basis for four months in mid-summer of 1982. In 1984, Plateau (now a wholly-owned subsidiary of USE) placed the mill on standby because CPC had canceled the construction of an additional nuclear energy plant. Plateau also owns approximately 121,000 tons of uranium mineralized material stockpiled at the mill site.

In 2003 and 2004, reclamation work on uranium properties (the Tony M, Velvet, and Woods Complex, then held by Plateau in San Juan County, Utah) was completed. Plateau had relinquished these properties in 2003 and 2004, but has subsequently acquired the Velvet from a third party who staked unpatented mining claims on the property (see below). With recent improvements in uranium concentrate prices, in March 2005, Plateau filed an application with the State of Utah for a permit and licenses to put the Shootaring Mill in full operating status. As a result, USE expended limited amounts of capital in the reclamation of the Shootaring Mill during calendar 2005.

The Shootaring Mill was designed to process 750 tons per day (“tpd”) and should be capable of operating at 1,000 tpd, once the operation license is issued and refurbishing is completed. Depending on the grade of material fed to the Shootaring Mill, it will have the capacity to produce 1.5 million pounds of uranium concentrates annually.

An independent Technical Review and Valuation of its Shootaring Mill was completed in July 2005 by Behre Dolbear & Company (USA), Inc. of Denver, Colorado (“BDC”), which concluded that the current replacement cost value is $80.5 million. Further, BDC estimated capital expenditures to upgrade the Shootaring Mill and tailings facility for uranium processing to be $31.2 million before production can begin. BDC also estimated that the costs to add a vanadium circuit that could produce an estimated 3.9 million pounds of vanadium (V2O6) annually to be $18.8 million. In order to fund the refurbishment of the Shootaring Mill and acquire additional uranium properties from which to produce uranium bearing ores, we are seeking joint venture partners or equity participants.

Except for the lower grade mineralized material which has been stockpiled at the Shootaring Mill the grades of materials controlled at other properties in the vicinity have not been determined by drilling and testing. A feasibility study may be completed on the properties to determine the economics of running the Shootaring Mill to process these materials. In any event, the feasibility of the mines, and therefore of operating the Shootaring Mill, will be dependent on sustained high prices for uranium concentrates, and overall, the grades and volumes of material available for processing.

Once required financing is in place, the work is planned to be completed in approximately 18-24 months after the operating license is granted by the State of Utah, but unforeseen causes may delay the project. Efforts are underway while going through the State of Utah permitting process to secure the necessary financing for the project. However, financing terms have not been finalized, and we cannot predict if and when any financing will be completed.

Plateau controls a number of nearby uranium properties. Approximately 965 unpatented lode mining claims (approximately 19,937 acres) have been acquired through December 2005.

About 200 of these claims were acquired as a result of an agreement with a third party. Under this agreement, all of the uranium properties currently controlled or owned by the third party have been acquired by Plateau (including the Velvet mine, currently shut down), and the third party will assist Plateau in locating additional uranium mineral properties for lease or purchase by Plateau. In return, the third party and Plateau will negotiate a contract mining agreement for the third party to mine and deliver uranium material from those properties to the Shootaring Mill for processing, and pay the third party for that material. In addition to purchasing the material, Plateau will pay the third party a 2.5% gross royalty of the value received by Plateau for uranium concentrates and vanadium recovered at the mill from such material. Plateau has agreed to fund the development of the uranium properties on a project-by-project basis, on terms and in amounts to be agreed upon with the third party. Included in the properties acquired under the third party agreement is the Velvet Mine, located approximately 178 miles from the Shootaring Mill, which was developed in the 1970s. The prior owner drove several miles of access tunnels (adits) and drifts (access tunnels) and mined material from the workings.

To provide immediate feed for the start-up of the Shootaring Mill, Plateau owns a stockpile of approximately 121,000 tons of mineralized material at the Shootaring Mill site with an average grade of about 0.12% U3O8. We also expect that more other nearby mines will come into production to furnish additional material for the Shootaring Mill.

Uranium Markets

The only significant commercial use for uranium is to fuel nuclear power plants for the generation of electricity. In recent years, nuclear plants generated approximately 16% of the world’s electricity. The major stages in the production of nuclear fuel are uranium exploration, mining and milling, refining and conversion, enrichment and fuel fabrication. Once a commercial uranium deposit is discovered and reserves delineated, regulatory approval to mine is sought. Following regulatory approval, the mine is developed, and ore is extracted and upgraded at a mill to produce uranium concentrates. Uranium concentrates are sold to nuclear electricity generating companies around the world on the basis of the U3O8 contained in the concentrates. These utilities then contract with converters, enrichers and fuel fabricators to produce the required reactor fuel.

The nuclear industry is experiencing stable growth in the form of capacity factor improvements, refurbishments, life extensions and in Asia, aggressive new-build programs. It is difficult to determine which factors will dominate the outlook for nuclear in the long term. However, the demand for nuclear power is expected to grow even more significantly as increasing electricity demand, the need for non-emitting base load energy and security of supply begin to take hold globally. Overall, these indicators are expected to support a stable demand trend for uranium and conversion services in the next 10 years with the potential for accelerated growth if nuclear energy continues to gain broader acceptance in the world.

The uranium market supply and demand fundamentals continued to strengthen in 2005, indicating a need for more primary mine production over the coming decade. During the past 20 years, uranium consumption has exceeded mine production by a wide margin, with the difference being made up by secondary supply sources such as various types of inventory and recycled products. While there are still inventories, they are considerably reduced and more may be classified as strategic rather than excess.

Utilities secure the majority of their uranium requirements by entering into medium-term (three - five years) and long-term (more than five years) contracts with uranium suppliers. These contracts usually provide for deliveries to begin two to three years after contracts are finalized. In awarding contracts, utilities consider the commercial terms offered, including price, and the producer’s record of performance and uranium reserves. Utilities acquire the remainder of their uranium requirements through spot producers and traders. Spot market purchases are those that call for delivery within one year.

Uranium oxide prices were $36.25 per pound in December 2005, compared with $20.75 per pound in December 2004, $14.50 per pound in December 2003 and $10.20 per pound in December 2002. The continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry.

Inactive Mining Properties - Gold

Sutter Gold Mining Inc. In fiscal 1991, USE acquired an interest in gold properties located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name we use for the properties) was owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"). SGMC was acquired by Globemin Resources Inc., a TSX-V listed company, in a reverse takeover stock exchange transaction in 2004. Globemin changed its name to Sutter Gold Mining Inc. ("SGMI"). For information on ownership in SGMI by employees and directors of USE, see Part III of this Annual Report.

This property has never been in production. We do not have a current feasibility study to support a determination that the Lincoln Project contains gold reserves.

Due to the depressed gold prices in the past, litigation (since resolved) and lack of funding, SGMI has deferred the start of construction of a gold mill complex and extension of existing underground workings. A tourist visitor's center and gift shop has been set up (see below) and leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. A Conditional Use Permit is being kept current as necessary to allow for planned mining activities on the properties in the future.

Properties. SGMI holds approximately 535 acres of surface and mineral rights near Sutter Creek, Amador County, California, approximately 45 miles east-southeast of Sacramento, Calif., in the central part of the 121-mile-long Mother Lode gold belt. The Sutter Gold Project is located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 mile outside of Sutter Creek.

Surface and mineral rights holding costs, and property taxes, will be in the range of $55,000 to $65,000, for 2006.

The leases are for varying terms and require rental fees, annual royalty payments and payment of real property taxes and insurance.

The Lincoln Project has been the subject of considerable modern exploration activity, most of it centering on the Lincoln and Comet zones, which are adjacent to each other. A total of 85,085 feet of drilling has been accomplished in prior years, with 190 diamond drill holes, and modern underground development consists of a 2,850-foot declined ramp with 2,400 feet of crosscuts plus five raises.

SGMI plans to begin further exploration work and the construction of a new raise to comply with U.S. Mine Safety Health Administration regulations and improve ventilation.

A detailed report was completed by Mark Payne, the consulting geologist to SGMI and a Qualified Person as defined by Canadian NI 43-101. The report indicates that a review of documentation of historic gold production from properties to the north and south of the Sutter Gold Project shows that between 1857 and 1951, a total of 2,350,096 ounces of gold were produced from ten historic mines to the north and south of the Project. Mr. Payne is a registered Geologist in California (#7067), and a Qualified Person as defined in Canada’s National Instrument 43-101, “Standards of Disclosure for Mineral Projects.”

The report indicates the potential of SGMI’s project. The 2.3 million ounces of gold production came from zones ranging from the surface to 4,500 feet vertical depth. Production was halted in most of the ten mines because of the Second World War and not because they ran out of ore. The report indicates that these very productive mines chased veins to seven times the depth of SGMI’s present workings.

The areas of large historic gold production are found at the north and south ends of the Sutter Gold Project area, bracketing a one-mile long portion of the Mother Lode Belt with no historic gold production, and which hosts Sutter Gold’s Lincoln and Comet Zones. The Lincoln and Comet Zones were blind discoveries that did not outcrop at surface and which represent the first significant new gold discoveries made along the Mother Lode Belt in the last 50 years that are unrelated to past-producing mines. We believe there is excellent potential for continued new discoveries within the area of the Lincoln and Comet Zones, both near the surface and at depth.

Permits. The Amador County Board of Supervisors has issued a Conditional Use Permit ("CUP") in October 1998 allowing mining and milling of up to 1,000 tons per day, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. In 2005, SGMI received approval of their Waste Discharge Permit application from the California Central Valley Regional Water Quality Control Board. Approval of the Waste Discharge Permit will allow Sutter Gold to construct waste piles, use mill tailings for mine back fill and expand its mining operations. The Waste Discharge Permit is the final major permit other than permits to construct the mill and related infrastructure that may be required by Amador County for the project.

Visitor's Center. The visitor's center, operated by a third party, is an exhibit of the pictures and memorabilia from mining operations on other properties in the Sutter district in the nineteenth century, and a guided tour of the underground workings at the Lincoln Project. Revenues from this tourist operation were $67,100 for 2005, $39,700 for 2004, and $40,300 in 2003, and are included in "real estate" in the consolidated statements of operations included in this report. These revenues offset a portion of costs for holding the SGMI properties.

Profitability. The profitable mining and processing of gold will depend on many factors, including receipt of permits and keeping in compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for gold; and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill. A feasibility study likely will be required to obtain the capital necessary to put the mine into production and build a gold processing mill.

Gold Market.

Gold has two main categories of use; product fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and high-karat jewelry.

The worldwide supply of gold consists of a combination of new production from mining and the draw-down of existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60% to 70% of the total annual supply of gold.

Changes in the market price of gold will significantly affect SGMI’s potential profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar and global mine production levels.

The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in U.S. dollars per ounce on the London Bullion Market.

Year   High  Low  Average

2001   $293  $256  $271
2002   $349  $278  $310
2003   $416  $320  $363
2004   $454  $375  $410
2005   $537  $411  $445

Source of Data: Kitco and Reuters

Molybdenum

Crested and USE re-acquired the Lucky Jack Project (formerly the Mount Emmons molybdenum property) located near Crested Butte, Colorado on February 28, 2006. The property was returned to USECC by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between USECC and Amax Inc. (“Amax”). USECC is a joint venture between Crested and USE. The Lucky Jack Project includes a total of 25 patented and approximately 520 unpatented mining claims, which together approximate 5,400 acres, or over 8 square miles of mining claims.

In a letter dated April 2, 2004, the Bureau of Land Management (the “BLM”) of the United States Department of the Interior estimated that there were about 23 million tons of mineable reserves containing 0.689% molybdenite, and that about 267 million pounds of molybdenum trioxide was recoverable. This report covered only the high-grade mineralization which is only a portion of the total mineral deposit delineated to date. The BLM relied on a mineral report prepared by Western Mine Engineering (WME) for the U.S. Forest Service, which directed and administered the WME contract. WME’s analysis was based upon a price of $4.61 per pound of molybdic oxide and was used by BLM in determining that the nine claims satisfied the patenting requirements that the mining claims contain a valuable mineral that could be mined profitably. WME consulted a variety of sources in preparation of its report, including a study prepared in 1990 by American Mine Services, Inc. and a pre-feasibility report prepared by Behre Dolbear & Company, Inc. of Denver, CO in 1998. In its 1992 patent application to the BLM, Amax stated that the size and grade of the (Lucky Jack Project) deposit was determined to approximate 220 million tons grading 0.366% molybdenite.

USECC has decided to pursue permitting and development of the property and is now engaged in the active pursuit of a sizable mining industry partner to co-develop and mine the property. USECC is considering the commissioning of a full mining feasibility study of the property in light of the fact that the price of molybdic oxide was at $24.00 per pound according to Metal Prices.com on February 24, 2006.

Crested and USE leased various patented and unpatented mining claims on the (Lucky Jack Project) property to Amax in 1974. In the late 1970s, Amax delineated a large deposit of molybdenum on the properties, reportedly containing approximately 155 million tons of mineralized material averaging 0.44% molybdenum disulfide (MoS2). In 1980, Amax constructed a water treatment plant at the Lucky Jack Project to treat water flowing from old mine workings and for potential use in milling operations. By 1983, Amax had reportedly spent an estimated $150 million in the acquisition of the property, securing water rights, extensive exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit. Amax was merged into Cyprus Minerals in 1992 to form Cyprus Amax. PD then acquired the Lucky Jack Project in 1999 through its acquisition of Cyprus Amax. Thereafter, PD acquired additional water rights to mine and mill the deposit.

Conveyance of the property to Crested and USE also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. The water treatment permit issued under the Colorado Discharge Permit System (“CDPS”) was assigned to Crested and USE by the Colorado Department of Health and Environment. Operating costs for the water treatment plant are expected to approximate $1 million annually. In an effort to assure continued compliance, Crested and USE have retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant. Crested and USE will also evaluate the potential use of the water treatment plant in milling operations.

In the April 2, 2004 decision letter, the BLM issued patents on the nine additional mining claims, for a total of 25 patented claims which consists of approximately 350 patented or “fee” acres. A lawsuit was filed by local governmental entities and environmentalists in U.S. District Court of Colorado challenging BLM’s issuance of the patents alleging BLM violated the 1872 Mining Law, applicable regulations, and the Administrative Procedures Act by overruling their protests to Mt. Emmons Mining Company’s mineral patent application, awarding the patents, and by conveying the land to Mt. Emmons Mining Company. The case is High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company. Crested and USE are currently not parties to this litigation.

On January 12, 2005, U.S. District Court Judge Krieger dismissed the plaintiffs appeal holding 1) that the plaintiffs had no right of appeal from a decision to issue a mineral patent because the 1872 Mining Law created no private cause of action for unrelated parties to challenge the issuance of a mineral patent and 2) because the 1872 Mining Law implicitly precludes unrelated third parties from challenging mineral patent by judicial action, the Administrative Procedures Act does not constitute a waiver of sovereign immunity for purposes of this action. Plaintiffs have filed an appeal of the U.S. District Court’s decision to the 10th Circuit Court of Appeals in Case No: 05-1085. Briefs have been filed by the parties and oral arguments were heard on January 9, 2006. The case is currently pending.

Crested and USE are considering transferring the Lucky Jack Project to a new subsidiary, U.S. Moly Corp. in the near future.

PD’s conveyance of the Lucky Jack Project and the water treatment plant were the subject of litigation from 2002. Notwithstanding the conveyance of the properties, some issues remained unresolved. See Item 3, “Legal Proceedings.”

Molybdenum Markets.

Molybdic oxide is an alloy used primarily in steel products for corrosion resistance, metal strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as lubricants, additives for water treatment, feedstock for the production of pure molybdenum metal and catalysts used for petroleum refining. Pure molybdenum metal powder products are used in a number of diverse applications, such as lighting, electronics and specialty steel alloys.

The metallurgical market for molybdenum is characterized by cyclical and volatile prices, little product differentiation and strong competition. In the market, prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. Dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum is produced as a by-product of copper mining, which is relatively insensitive to molybdenum price levels. Today, by-product production is estimated to account for approximately 60% of global molybdenum production.

Molybdenum continued to experience price improvement during 2005 for the fourth straight year, with molybdenum prices in 2005 reaching near historical highs. Production increases were primarily experienced in by-product copper production, although primary production also experienced an increase production as metal prices improved throughout the year. Production in China remains difficult to estimate; however, based on published reports, production was negatively impacted in several molybdenum producing regions due to safety concerns and operational issues. Tight supply of western, high-quality materials continued through the year. The overall market remained in slight deficit during 2005 due to demand outpacing supply.

Annual Metal Week Dealer Oxide mean prices averaged $32.94 per pound in 2005, compared with $16.41 per pound in 2004, $5.32 in 2003 and $3.77 in 2002. Continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry. See Platts Metals Week, Ryan’s Notes or Metal Bulletin for more information on molybdenum prices.

We are actively seeking joint venture partners to work on a new mine plan and obtain the permits required to put the property into production. The properties may be transferred to a new subsidiary of Crested and USE, U.S. Moly Corp. See Part III to this Annual Report. Ownership of the subsidiary subsequently would be reduced to the extent additional shares are sold to investors.

Development of the Lucky Jack Project for mining will require extensive capital and a long time to implement. Capital through equity financing and/or a joint venture or other arrangement will have to be obtained. We have no such arrangements as of the date of this Annual Report and may not obtain such financing. Reportedly, the mine plan of PD and its predecessor companies encountered opposition from local and environmental groups, and that opposition likely will continue, as the Lucky Jack Project is located three miles from of Crested Butte, Colorado, a year round recreation area. Even with the resources of a joint venture partner, successful resolution of various issues arising with local and environmental groups is not assured.

Other Properties

Fort Peck Lustre Field (Montana). We operate a small oil production facility (two wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana. We receive a fee based on oil produced. This fee and other assets of Crested collateralize a $750,000 line of credit from a bank.

Wyoming. Crested and USE own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building.). The first floor is rented to non-affiliates and government agencies; the second floor is occupied by USECC. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties. USECC also owns: A 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities on land leased from the City of Riverton; three mountain sites covering 16 acres in Fremont County, Wyoming; and four city lots and improvements including two smaller office buildings, one of which was sold on March 2006.

Utah. On August 14, 2003, Plateau (and Plateau's wholly-owned subsidiary Canyon Homesteads, Inc.) sold all of the outstanding stock of Canyon Homesteads to The Cactus Group, LLC, for $3,470,000: $349,200 cash and $3,120,800 with The Cactus Group's five year promissory note. The note was secured with all the assets of The Cactus Group and Canyon (and is personally guaranteed by the six principals of The Cactus Group). The note was payable monthly (with annual interest at 7.5%) with a $2,940,600 balloon payment due in August 2008.

The properties of Canyon Resources are in Ticaboo, Utah, near Lake Powell, and include a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties had been acquired when the Shootaring Mill was acquired in the early 1990s.

On February 27, 2006, Plateau re-acquired by Foreclosure Sale all of the Ticaboo properties.

Plateau will evaluate the property and determine the costs associated with the returned properties including potential remediation and operations that may be necessary until such time as the assets can be sold or leased.

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

Management believes Crested complies in all material respects with existing environmental regulations.

As of December 31, 2005, we have recorded estimated reclamation obligations of $5,902,200. We anticipate paying for those reclamation efforts over several years. For further information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see note K to the consolidated financial statements included with this Annual Report.

Other Environmental Costs. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental law and regulations (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining. We do not anticipate that expenditures to comply with law regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on our competitive position. Environmental regulatory programs create potential liability for our operations and may result in requirement to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Employees

As of March 15, 2006, USE had 36 full-time employees, 4 of whom are temporary to maintain the re-acquired Ticaboo town site. Persons who work only for SGMI are paid by USE. The expenses associated with USE's employees, including payroll taxes, fringe benefits and retirement plans are shared with Crested for all ventures in which it participates on a percentage ownership basis. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

Mining Claim Holdings

Title. Nearly all the uranium mineral properties held by Crested and USECC are on federal unpatented claims. Unpatented claims are located upon federal and public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filing may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerability not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during time of falling metal prices, claims which were valid when located could become invalid if challenged.

Approximately 25 of the Lucky Jack Project mining claims which USECC received back from PD are patented claims, but the majority are unpatented claims.

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

ITEM 3. Legal Proceedings

Material proceedings pending at December 31, 2005, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below. Other proceedings which were pending during the year have been settled or otherwise finally resolved.

Sheep Mountain Partners Arbitration/Litigation

In 1991, disputes arose between Crested/USE d/b/a/ USECC, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and on July 2, 1991; USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil Action No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded against Nukem/CRIC. In February 1994, the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

The Panel entered an Order and Award in April 1996, finding generally in favor of USE and Crested on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from three CIS republics, and also awarded SMP damages of $31,355,100 against Nukem. Further legal proceedings ensued. On appeal, the 10th Circuit Court of Appeals ("CCA") issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem.

As a result of further proceedings, the U.S. District Court appointed a Special Master to conduct an accounting of the constructive trust. The U.S. District Court adopted the Special Master’s report in part and rejected it in part, and entered judgment on August 1, 2003 in favor of USECC and against Nukem for $20,044,200. In early 2004, the parties appealed this judgment to the CCA.

On February 24, 2005, a three judge panel of the CCA vacated the judgment of the U.S. District Court and remanded the case to the Panel for clarification of its 1996 Orders and Award. In remanding this case, the CCA stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits therefrom,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case."

The Arbitration Panel (“Panel”) held a Status Conference Hearing in Denver, Colorado on August 26, 2005 to consider the procedures, schedule and scope of the remand. On August 26, 2005, the Panel directed the parties to make written submissions to resolve the issues concerning the definition of the Constructive Trust and its components (e.g. purchase rights).

The Panel issued a written order on August 31, 2005 confirming this directive. Nukem’s request to present new facts and evidence on the issue of the Constructive Trust was rejected by the Panel. All submissions are specifically limited to the facts introduced into evidence before the Panel in the 1994 and 1995 hearings, currently in the record. Initial submissions were due to the Panel on November 4, 2005 and reply submissions were due on December 6, 2005. A one day hearing was held in New York City on December 20, 2005. On January 3, 2006 the Panel entered an amended order requesting additional information concerning the CIS contracts be submitted by the parties by February 3, 2006.

The timing and ultimate outcome of this litigation cannot be predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge Litigation

Crested and USE are parties to a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mineral properties on Lucky Jack Project (formerly the Mount Emmons molybdenum properties), near Crested Butte, Colorado. For background information on this litigation, please see the Form 10-K for the year ended December 31, 2004.

The litigation relates to agreements from 1974 when USE and Crested leased the mining claims to Amax Inc., PD’s predecessor company. The mining claims cover one of the world’s largest and richest deposits of molybdenum, which was discovered by Amax.

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

The other issues in the litigation were whether USECC must, under terms of a 1987 Royalty Deed, accept PD's and MEMCO's conveyance of the Lucky Jack Project back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. PD's and MEMCO's claim sought to obligate USECC to assume the operating costs of the water treatment plant. USECC asserted counterclaims against the defendants, including a claim for nonpayment of advance royalties.

On July 28, 2004, the Court entered an Order granting certain of PD's motions and denying USECC's counterclaims and cross-claims. The case was tried in late 2004.

On February 4, 2005, the Court entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Lucky Jack Project includes the transfer of ownership and operational responsibility for the Water Treatment Plant, and that PD does not owe USECC any advanced royalty payments.

USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights from the Colorado Supreme Court opinion (decided in 2002, finding that the predecessor owners of the Lucky Jack Project had rights to water to develop a mine), and any other appurtenant water rights, be conveyed to USECC. The motion is pending.

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

On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against USECC. PD is claiming $4,050,164.09 in attorney’s fees and expenses and $3,692,138.09 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. USECC has filed a response with the Court denying that USECC owes PD such monies. It is not known how or when the Court will rule on these issues. Management of USE believes that no monies are due to PD. Resolution of these issues will not affect PD’s February 28, 2006 conveyance of the Lucky Jack Project, and the water treatment plant, to Crested and USE.

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on July 22, 005 and one matter was voted upon.

1. Re-election of one director: Daniel P. Svilar. Mr. Svilar was re-elected for a term expiring at the 2008 annual meeting. The votes cast were as follows:

Name of Director	For	Abstain*
Daniel P. Svilar	15,877,442	6,275

*Includes broker non-votes.

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

	High	Low
Calendar year ended December 31, 2004
Fourth quarter ended 12/31/04	2.55	1.70
Third quarter ended 09/30/04	1.82	1.36
Second quarter ended 06/30/04	1.99	1.21
First quarter ended 03/31/04	3.42	0.35

Calendar year ended December 31, 2004
Fourth quarter ended 12/31/04	0.38	0.28
Third quarter ended 09/30/04	0.30	0.21
Second quarter ended 06/30/04	0.34	0.24
First quarter ended 03/31/04	0.36	0.25

(b) Holders

(1) At December 31, 2005 the closing market price was $3.06 per share and there were 1,665 stockholders of record for Crested common stock.

(2) Not applicable.

(c) Crested has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on Crested’s present or future ability to pay cash dividends; however, Crested intends to retain any earnings in the near future for operations.

(d) During the year ended December 31, 2005, Crested issued 12,000 shares of its Common Stock to its outside directors for services rendered.

Item 6. Selected Financial Data.

The following tables show certain selected historical financial data for Crested for the years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and December 31, 2001 and the three fiscal years ended May 31, 2002. The selected financial data is derived from and should read with the financial statements for Crested.

	December 31,					May 31,
	2005	2004	2003	2002	2001	2002	2001
					(unaudited)
Current assets	$95,100	$3,800	$3,300	$3,300	$3,300	$3,300	$3,200
Current liabilities	10,928,000	9,747,300	9,408,300	8,553,900	6,397,400	7,560,700	5,740,200
working capital deficit	(10,832,900)	(9,743,500)	(9,405,000)	(8,550,600)	(6,394,100)	(7,557,400)	(5,737,000)
Total assets	8,682,200	2,983,600	4,387,100	5,889,900	5,763,200	6,054,100	6,221,100
Long-term obligations(1)	1,260,800	1,289,100	1,268,900	964,000	964,000	964,000	964,000
Shareholders' deficit	(3,516,700)	(8,062,900)	(6,300,200)	(3,638,100)	(1,608,300)	(2,480,700)	(493,200)

(1) Included $1,045,200, $1,073,500 and $1,053,300 of accrued reclamation costs on uranium properties at December 31, 2005, 2004, and 2003, respectively; $748,400 at December 31, 2002, 2001 and May 31, 2002, and 2001, respectively.

Revenues	$--	$--	$--	$--	$--	$--	$3,891,500
Income (loss) before equity in loss
of affiliates	6,341,200	(320,000)	(263,300)	(102,400)	(117,000)	(175,000)	3,702,400
Equity in loss of affiliates	(1,699,800)	(1,447,500)	(2,114,600)	(1,055,000)	(998,200)	(1,823,900)	(2,496,700)
Cumulative effect of
accounting change	--	--	(293,800)	--	--	--	--

Net income (loss)	$4,541,400	$(1,767,500)	$(2,671,700)	$(1,157,400)	$(1,115,200)	$(1,998,900)	$1,205,700

Net income (loss) per share	$0.26	$(0.10)	$(0.16)	$(0.07)	$(0.07)	$(0.12)	$0.12
Cash dividends per share	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

General Overview

Crested Corp. ("Crested" or the "Company") has been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged to a limited extent in commercial real estate, but only in connection with acquiring mineral properties which included commercial real estate.

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with its parent company, U.S. Energy Corp. ("USE"). The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the year ended December 31, 2005 except its coalbed methane business which was sold on June 1, 2005.

The Company’s investment in Rocky Mountain Gas, Inc. (“RMG”) has been accounted for using the equity method. This investment was written down to zero through the recording of equity losses from RMG. The last year the Company recorded an equity loss from RMG was the year ended December 31, 2003. On June 1, 2005, all of the outstanding stock of RMG was sold to Enterra US Acquisitions Inc. (“Acquisitions”), a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”), for $20 million in cash and securities.

During the years ended December 31, 2003 and 2004, the Company’s uranium and gold properties were shut down due to depressed metals prices. During 2005, the market prices for gold and uranium increased to levels which may allow the Company to place these properties into production or sell part or all of them to industry participants. Exploration work was resumed on the uranium properties in 2005 and new uranium properties have been acquired.

Uranium - The price of uranium concentrate has increased from a five year low of $7.25 per pound in January 2001 to a five year high of $36.25 per pound in December 2005. During the first quarter of 2006 this increase in the market price continued.

Gold - The five year low for gold was in 2001 when it hit $256 per ounce. The market price for gold has risen since that time to a high of $570 in 2005 with an average price for the year of 2005 of $445 per ounce. (Metal Prices.com).

Molybdenum - Annual Metal Week Dealer Oxide mean prices averaged $32.94 per pound in 2005, compared with $16.41 per pound in 2004, $5.32 per pound in 2003 and $3.77 per pound in 2002. (Metal Prices.com). Continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry.

The rebound in uranium, gold and molybdenum presents an opportunity for the Company. The Company holds what we consider to be significant mineral and related properties in gold and uranium, and, with USE, received a significant molybdenum property from Phelps Dodge Corporation (“PD”) on February 28, 2006.

Management’s strategy to generate a return on shareholder capital is first, to demonstrate prospective value in the mineral properties sufficient to support substantial investments by large industry partners and second, to structure these investments to bring capital and long term development expertise to move the properties into production.

To demonstrate prospective value in the mineral properties and therefore bring investing industry partners into the mineral projects during the years ended December 31 2006 and 2007, management is evaluating having feasibility studies prepared on each of the projects. Some of these studies have already begun. All the studies will be performed by independent engineering firms with the intent of proving up economic development plans for the properties based on current and projected market prices as well as existing or projected infrastructure. In some instances, significant additional exploratory drilling will have to be completed to further delineate grades as well as the extent of the minerals in the ground.

The principal uncertainties in the successful implementation of our strategy are:

•
Whether the feasibility studies will show, for any of the properties, that the minerals can be mined and processed profitably. For some of the properties (like gold and uranium), commodity prices will have to be sustained at levels not materially less than current prices;

•
Whether the feasibility studies will show volume and grades of mineralization, and manageable costs of mining and processing, which are sufficient to bring industry partners to the point of investment; and

•	Whether we can negotiate terms with industry partners which will return a substantial profit to the Company for its retained interest and the project’s development costs to that point in time.

To some extent, the economic feasibility of a particular property can be changed with modifications to the mine/processing plans (add or not add a circuit to process a particular mineral, enlarge or make smaller the mine plan, etc.). However, overall, the principal drivers to attainment of the business strategy are the quality of the minerals in the ground and international commodity prices.

Please see the risk factor disclosures elsewhere in this Report for more information on the risks and uncertainties in the business.

Forward Looking Statements

This Report on Form 10-K for the years ended December 31, 2005, 2004 and 2003 includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, we are making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

Critical Accounting Policies

Asset Impairments - We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable.

Mineral Claims - We follow the full cost method of accounting for mineral properties. Accordingly, all costs associated with acquisition, exploration and development of oil and mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value.

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proved reserves are amortized using the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major construction and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized.

Asset Retirement Obligations - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties based on the current estimate of the future reclamation costs as determined by internal and external experts.

Revenue Recognition - Revenues are reported on a gross revenue basis and are recorded at the time services are provided or the commodity is sold. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves, in which case the gain or loss is recognized in income. Abandonment of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

SFAS 123(R) In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation” (“FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”. FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us will be the first quarter of fiscal 2006. We are currently evaluating the effect of adopting FAS 123 (R) on our financial position and results of operations, and we have not yet determined whether the adoption of FAS 123 (R) will result in expenses in amounts that are similar to the current pro forma disclosures under FAS 123.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Liquidity and Capital Resources

During the year ended December 31, 2005, the Company recorded a net gain of $4,541,400 and generated $91,300 of cash. At December 31, 2005, the Company had nominal cash on hand, a shareholders’ deficit of approximately $3.5 million and a working capital deficit of approximately $10.8 million. The principal component of the working capital deficit was a debt payable to USE in the amount of approximately $10.8 million, which USE has agreed not to demand payment of during the next 14 months. The debt to USE increased $1,170,900 during the year ended December 31, 2005.

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

The Company’s participation in the consideration received was approximately $6,747,900 less its proportionate share of the overriding royalty buy out of $171,700. The Company received 91,029 Enterra Initial Units and 245,759 Class D shares of Acquisitions, recorded on the December 31, 2005 balance sheet as long term investments in non affiliates of $4,893,100. During the quarter ended September 30, 2005, the Company sold all the Enterra Initial Units and received $2,177,800 in proceeds. The Company applied $2.0 million of these proceeds from the sale of the Enterra Initial Units to the debt with USE.

The Company is required to hold the Class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). . The Company has valued the Class D shares of Acquisitions as a derivative pursuant to SFAS 133. The initial carrying value of the Class D shares was $19.00 per share. Using the risk free interest rate of 4.38% and a volatility of 45.14% at December 31, 2005 the Acquisition Class D shares have a value of $19.91 per share. The company therefore recorded a net gain on the derivative conversion right of the Class D shares of Acquisitions of $233,600. The Class D shares of Acquisitions will be revalued at each quarterly reporting period until they are converted to shares of Enterra Trust at which time they will be accounted for as marketable securities held-for-sale.

Although the Company’s cash position increased during the year ended December 31, 2005 the Company will need to sell the remaining Acquisition shares when converted to Enterra units as well as seek industry partners or equity financing to fund mine exploration and development costs and also fund reclamation and general and administrative expenses.

We believe that the current market prices for gold, uranium and molybdenum are at levels that warrant the exploration and development of the Company’s mineral properties. Management of the Company anticipates these metals prices remaining at levels which will allow the properties to be produced economically. Management of the Company therefore believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, and the sale of equity or a combination of the three. The successful development and production of these properties would greatly enhance the liquidity and financial position of the Company.

Capital Resources

Sale of Rocky Mountain Gas, Inc.

On June 1, 2006, the 245,759 Class D shares of Acquisitions (not traded on any exchange) owned by the Company will be exchangeable, on a one-for-one basis, for additional Enterra units (the "Enterra Additional Units"); the Enterra Additional Units will be tradable on the TSX at that time. The ultimate value of the Class D shares of Acquisitions will not be determined until they are sold.

RMG’s minority equity ownership of Pinnacle Gas Resources, Inc. (“Pinnacle”) was not included in the disposition of RMG, but was assigned to the Company and USE in proportion to their ownership of RMG. The Company therefore received 35% ownership of the Pinnacle equity and USE 65%. Enterra is entitled to be paid an amount of up to (but not more than) $2,000,000, if proceeds from a future disposition by the Company and Crested to a third party of their minority equity interest in Pinnacle exceeds $10,000,000. Currently, we have no information about whether or when Pinnacle might become a public company or might be purchased by third parties. The value of the minority equity position upon a future disposition could be more or less than $10,000,000. The boards of directors of the Company and USE determined that the value of RMG’s minority equity interest in Pinnacle is approximately $6,250,000; based only upon Pinnacle’s recent sales of equity to its shareholders (RMG did not participate in those sales). Management of the Company may sell some or all of its equity in Pinnacle at such time as Pinnacle is either sold or becomes a public company.

Agreements with Uranium Power Corp.

In 2005, the Company and USE received $500,000 cash from Uranium Power Corp. (“UPC”) under the December 2004 Purchase and Sale Agreement for our Wyoming uranium properties. Additional cash payments are required of $1.6 million in 2006 and $3.1 million in 2007. We also have signed a Mining Venture Agreement with UPC, by which the initial $500,000 of exploration costs on individual uranium properties is to be funded by UPC. See Part 1, “Inactive Mining Properties - Uranium, UPC Purchase and Sale Agreement” and “Mining Venture Agreement.”

Other

The Company and USE have a line of credit with a commercial bank in the amount of $750,000. The line of credit is secured by certain real estate holdings and equipment. This line credit is used for short term working capital needs associated with operations. At December 31, 2005, the entire amount of $750,000 under the line of credit was available to the Company and USE.

The Company and USE continue to pursue the settlement of a long standing arbitration/litigation regarding the Sheep Mountain Partnership (“SMP”). The litigation involves Nukem, Inc. (“Nukem”) and its subsidiary Cycle Resource Investment Corp. of Danbury, Connecticut. The case is currently on remand to the arbitration panel following Nukem’s third appeal to the Tenth Circuit Court of Appeals. Prior to the remand, there was a $20 million judgment entered by the U.S. District Court of Colorado in favor of the Company and USE. The timing and cost of achieving final resolution cannot be predicted. Management of the Company and USE believe that the ultimate outcome will be positive and in favor of the Company.

Capital Requirements

The capital requirements of the Company during 2006 remain its general and administrative costs and expenses; permitting and development work on its gold property, and the ongoing maintenance, exploration and potential development of its uranium and molybdenum properties.

As a result of the RMG disposition, USECC no longer directly holds coalbed methane properties. The Company therefore is no longer liable to fund drilling programs and lease holding costs related to those properties.

Maintaining Mineral Properties

Sheep Mountain Uranium Properties

As stated above, the Joint Venture with UPC is contractually committed to fund the majority of the expenses associated with maintaining the uranium properties in central Wyoming and performing exploration drilling on them. A budget of $775,400 for the first half of the year ending December 31, 2006 has been approved, relating to reclamation work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. UPC has agreed to fund the first $500,000 of all approved projects up to a total of $10,000,000 and has advanced $400,000 against the 2006 approved budget. The average care and maintenance costs associated with the Sheep Mountain uranium mineral properties in Wyoming is approximately $200,000 per year of which UPC is required to pay 50% annually.

Plateau Resources Limited Uranium Properties

The Company is contractually obligated to fund 50% of the cash requirements of Plateau Resources, Limited (“Plateau”). USE is responsible for the other 50%. Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). Due to increases in the market price for uranium during the years ended December 31, 2004 and 2005, Plateau reconsidered its prior decision to reclaim the Shootaring Mill property. In March 2005, Plateau filed an application with the State of Utah to restart the Shootaring Mill. (See the Form 8-K report filed March 31, 2005). If management’s projections of placing the Shootaring Mill into production hold, reclamation on the property is not anticipated to commence until some time in 2033.

It is anticipated $31 million will be required to modify the Shootaring Mill’s tailings facility to Utah standards including posting additional reclamation bonding, and complete other mill upgrades before production can begin. Additionally, a circuit to process vanadium which is contained in almost all of the mineralized material found in nearby properties may be added to the Shootaring Mill. When refurbished, the Shootaring Mill is projected to have the capacity to produce up to 1.5 million pounds of uranium concentrates annually depending on the grade of material fed to the Shootaring Mill. The Company and USE are currently considering placing their ownership and cash flow rights in Plateau and other uranium assets into a newly formed entity, U.S. Uranium Ltd. (“USUL”). In order to fund the refurbishment of the Mill and acquire additional uranium properties from which to produce uranium bearing ores, the Company and USE are seeking joint venture partners or equity participants.

In 2003, Plateau sold its interests in the Ticaboo town site (“Ticaboo”) operations in southern Utah to a non-affiliated entity, The Cactus Group ("Cactus"). The Ticaboo property includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties had been acquired when the Shootaring Mill was acquired in 1993.

On February 27, 2006 the Plateau re-acquired by foreclosure sale the Ticaboo properties. Management of the Company and USE are evaluating the properties to determine the costs of deferred maintenance and operations that may be necessary until such time as the assets can be sold or leased. Until an actual detailed inspection of the properties is made it is not possible to estimate what the remedial costs and expenses may be. At the time of filing Plateau does not anticipate operating the Ticaboo properties. Plateau is seeking a third party to either lease or purchase the properties. Until such an arrangement can be secured the Company and USE, will be obligated for minimal holding costs. Refurbishing costs are estimated to be approximately $200,000 during calendar 2006. If these expenses are incurred, the Company will be responsible for one half or $100,000.

Sutter Gold Mining Inc. (SGMI) Properties

Because of the recent increase in the price of gold, management of SGMI has decided to continue moving the project forward with production as the ultimate goal. No extensive development work or mill construction will be initiated until such time as funding from debt and or equity sources is in place. The goal of the Company’s management is to have the SGMI properties be self supporting and thereby not requiring any capital resource commitment from the Company. On December 29, 2004, SGMC merged with Globemin Resources, Inc., a Canadian company, and changed its name to Sutter Gold Mining Inc., (“SGMI”). SGMI is traded on the TSX Venture Exchange. SGMI has had sufficient capital to pay for the anticipated work which will be done on the properties during calendar 2005. Additional financing is being sought by SGMI. Until such financing is obtained, the Company may be required to fund standby costs at the SGMI properties and legal and accounting work necessary to obtain additional equity financing. Management anticipates that during the twelve months ended December 31, 2006; this cash commitment to the Company will not exceed $20,000.

Lucky Jack Molybdenum Project

The Company and USE re-acquired the Lucky Jack molybdenum project, formerly known as the Mt. Emmons molybdenum property, located near Crested Butte, Colorado on February 28, 2006. The property was returned to the Company and USE by PD in accordance with a 1987 Amended Royalty Deed and Agreement between USECC and Amax Inc. (“Amax”). The Lucky Jack Project includes a total of 25 patented and approximately 520 unpatented mining claims, which together approximate 5,400 acres, or over 8 square miles of mining claims.

The Company and USE leased various patented and unpatented mining claims on the Mt. Emmons property to Amax in 1974. In the late 1970s, Amax delineated a large deposit of molybdenum on the properties, reportedly containing approximately 155 million tons of mineralized material averaging 0.44% molybdenum disulfide (MoS2). In 1980, Amax constructed a water treatment plant at the Mt. Emmons property to treat water flowing from old mine workings and for potential use in milling operations. By 1983, Amax had reportedly spent an estimated $150 million in the acquisition of the property, securing water rights, extensive exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit. Amax was merged into Cyprus Minerals in 1992 to form Cyprus Amax. PD then acquired the Mt. Emmons property in 1999 through its acquisition of Cyprus Amax. Thereafter, PD acquired additional water rights to mine and mill the deposit.

The Company and USE have decided to pursue permitting and development of the property and are now engaged in the active pursuit of a sizable mining industry partner to co-develop and mine the property. In order to do so the Company and USE may have to obtain a mine feasibility study which is estimated will cost approximately $2.5 million. Of this total amount it is anticipated by management that approximately $1.0 million will be spent during the year ended December 31, 2006.

Conveyance of the property to the Company and USE also includes the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. Operating costs for the water treatment plant are expected to approximate $1 million annually. In an effort to assure continued compliance, the Company and USE have retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant.

On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against the Company and Crested. PD is claiming $4,050,200 in attorney’s fees and expenses and $3,692,100 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. The Company and USE have filed a response with the Court denying that USECC owes PD such monies. It is not known how or when the Court will rule on these issues. Management of the Company believes that no monies are due to PD.

The Company and USE expect to transfer the Lucky Jack molybdenum project to a new subsidiary, U.S. Moly Corp. in the near future.

Debt Payments

Debt at December 31, 2005 consisted of $10,821,800 in debt due to USE. The Company will have to continue to negotiate favorable terms with USE on this indebtedness. In the past the Company has issued shares of its common stock as repayment of the debt to USE. The issuance of common stock or the payment of cash will be required to repay the debt. USE has agreed not to require the note payment for the next fourteen months unless the Company would happen to receive cash from the Nukem litigation, the sale of the Enterra shares or other sources.

Reclamation Costs

The Company’s portion of the asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at December 31, 2005 is $1,151,400. This obligation is bonded by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and USE. It is anticipated that $212,400 of reclamation work on the Sheep Mountain properties will be performed during 2006. One half of that amount is the obligation of the Company.

Other

The employees of USE, which the Company is committed to pay one half of the expenses for, are not given raises on a regular basis. In consideration of this and in appreciation of the work required to develop and sell RMG, management of the Company and USE accepted the recommendation of their Compensation Committees to pay all employees and directors a bonus upon the closing of the sale of RMG to Enterra. The board of directors has granted similar bonuses in the past. In addition, bonuses may be paid to some of the key individuals involved over the past 14 years in the Nukem case once it is resolved. See Part III of this Annual Report.

Results of Operations

Year ended December 31, 2005 compared to Year ended December 31, 2004

During the year ended December 31, 2005, the Company had no revenues or income from operations. The expenses incurred relate to General and Administrative costs and the accretion of the reclamation liability of the Company on the Sheep Mountain uranium properties. General and Administrative costs and expenses decreased by $23,900 during the year ended December 31, 2005. This reduction in General and Administrative expenses was primarily related to reduce professional services. During the year ended December 31, 2005 the Company accreted $90,900 in additional reclamation expenses on the Sheep Mountain uranium properties. Due to the rise in the market price for uranium the reclamation of the Sheep Mountain uranium properties has been delayed which resulted in a reverse charge to earnings $109,500.

During the year ended December 31, 2005, a gain was recognized on the sale of RMG, for the receipt of 91,029 Enterra Initial Units and 245,759 Class D shares of Acquisitions valued at $19.00 each or a total of $6,399,000. The gain was offset by the Company’s investment in RMG; the purchase of an overriding royalty from an entity that had financed the purchase of RMG’s producing properties, and the Company’s portion of the buy-out of the RMG minority shareholders’ interest in Pinnacle. The net gain recognized on the sale of RMG was therefore $5,816,700. There were no similar revenues during the year ended December 31, 2005. The Company also recognized a gain on the revaluation of the Acquisitions Class D shares of $223,600 for the year ended December 31, 2005.

During the year ended December 31, 2005, the Company received dividend revenues of $12,400 from the Enterra Initial Units and recognized $1,100 in interest revenue on cash received from the sale of those Units which resulted in cash receipts of $2,177,800 and net profits of $448,300. No similar revenues were recognized during the year ended December 31, 2004.

The Company recorded a net gain of $4,541,400 or $0.26 per share during the year ended December 31, 2005 as compared to a net loss of $1,767,500 or a loss of $0.10 per share during the year ended December 31, 2004.

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

The Company recorded an equity loss from USECC of $1,477,500 during the year ended December 31, 2004 as compared to equity losses of $1,667,100 from USECC and $447,500 from RMG or a total of $2,114,600 during the year December 31, 2003. The primary reason for the decrease in the equity losses was as a result of the discontinuation of the recognition of RMG’s equity losses due to no value remaining on the books of the Company for its investment in RMG. The equity losses recognized by the Company during the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,
	2004	2003
USECC	$(1,447,500)	$(1,667,100)
RMG	--	(447,500)
	$(1,447,500)	$(2,114,600)

The Company recorded $293,800 as the cumulative effect of accounting change as a result of the adoption of SFAS 143 during the year ended December 31, 2003. No similar item was recognized during the year ended December 31, 2004.

The Company recorded a net loss of $1,767,500 or $0.10 per share during the year ended December 31, 2004, as compared to a net loss of $2,671,700 or $0.16 per share during the year ended December 31, 2003. The decrease of $904,200 was primarily a result of the reduction of the loss recorded from equity affiliates as a result of a zero book basis in RMG as explained above during the year ended December 31, 2004 and the recording of the effect of the adoption of FASB 143 during the year ended December 31, 2003.

Future Operations

Management of the Company intends to take advantage of the opportunity presented by the recent and future projected market prices for all the minerals that it is involved with. The development of the Company’s mineral properties will require large amounts of cash, which the Company will have to obtain from industry or equity partners. The holding costs of these properties is not beyond the Company’s capital resources in the short term but to maintain the properties long term additional financing will be required.

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

Molybdenum. The price of molybdenum at December 31, 2005 was $28.00 per pound (Metal Prices.com). Production from the Lucky Jack Project will have a very long life and changes in prices of molybdenum would affect the revenues from that property. A significant decrease in the current market price would have to occur prior to the time that the Mt. Emmons property would no longer be profitable. In addition to the market risk it is not known how long the permitting process on Mt. Emmons will take or how much it will cost.

Contractual Obligations

The Company has two divisions of contractual obligations as of December 31, 2005: Debt to USE of $10,821,800 and asset retirement obligations of $1,151,400.

ITEM 8. Financial Statements

Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

Report of Independent Registered Public Accounting Firm

Crested Corp. Board of Directors

We have audited the accompanying balance sheets of Crested Corp. as of December 31, 2005 and 2004 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses from operations. In addition, the Company has a working capital deficit of $10,832,900 as of December 31, 2005; the substantial portion of the obligations is owed to an affiliated entity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EPSTEIN WEBER & CONOVER, PLC

Scottsdale, Arizona
March 3, 2006

Report of Independent Registered Public Accounting Firm

Crested Corp. Board of Directors and Shareholders’

We audited the accompanying statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2004

CRESTED CORP.
BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$95,100	$3,800

INVESTMENTS
Affiliated companies	3,348,800	2,969,800
Non-affiliated companies	5,228,300	--
	8,577,100	2,969,800
PROPERTIES AND EQUIPMENT
Library	10,000	10,000
Developed oil properties, full cost method	886,800	886,800
	896,800	896,800
Less accumulated depreciation, depletion and amortization	(886,800)	(886,800)
	10,000	10,000
	$8,682,200	$2,983,600

LIABILITIES AND SHAREHOLDERS' DEFICIT

	December 31,
	2005	2004
CURRENT LIABILITIES:
Current debt to affiliate	$10,821,800	$9,650,900
Asset retirement obligation	106,200	96,400
	10,928,000	9,747,300

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	1,045,200	1,073,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; 100,000,000 shares authorized authorized; 17,149,298 and 17,137,298
shares issued and outstanding	17,200	17,200
Additional paid-in capital	11,814,400	11,809,600
Accumulated deficit	(15,348,300)	(19,889,700)
	(3,516,700)	(8,062,900)
	$8,682,200	$2,983,600

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
REVENUES:	$--	$--	$--

COSTS AND (ADJUSTMENTS):
Accretion of asset retirement obligation	90,900	90,900	90,900
Change in estimate of asset retirement obligation	(109,500)	25,700	--
General and administrative	179,500	203,400	172,400
	160,900	320,000	263,300
LOSS FROM CONTINUING OPERATIONS	(160,900)	(320,000)	(263,300)

OTHER REVENUES:
Interest	1,100	--	--
Dividends	12,400	--	--
Gain on sale of marketable securities	448,300	--	--
Gain on valuation of derivatives	223,600	--	--
Gain on sale of Rocky Mountain Gas	5,816,700	--	--
	6,502,100	--	--

GAIN (LOSS) BEFORE EQUITY LOSS, PROVISION
FOR INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	6,341,200	(320,000)	(263,300)

EQUITY IN LOSS OF AFFILIATES	(1,699,800)	(1,447,500)	(2,114,600)

GAIN (LOSS) BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	4,641,400	(1,767,500)	(2,377,900)

PROVISION FOR INCOME TAXES	(100,000)	--	--

GAIN (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	4,541,400	(1,767,500)	(2,377,900)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	--	--	(293,800)

NET GAIN (LOSS)	$4,541,400	$(1,767,500)	$(2,671,700)

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF OPERATIONS
(continued)

	Year Ended December 31,
	2005	2004	2003
PER SHARE DATA

NET GAIN (LOSS) PER SHARE, BASIC
BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	$0.26	$(0.10)	$(0.14)
FROM EFFECT OF ACCOUNTING CHANGE	--	--	(0.02)
	$0.26	$(0.10)	$(0.16)

NET GAIN (LOSS) PER SHARE, DILUTED
BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	$0.26	$(0.10)	$(0.14)
FROM EFFECT OF ACCOUNTING CHANGE	--	--	(0.02)
	$0.26	$(0.10)	$(0.16)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,146,306	17,124,568	17,117,374

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,161,306	17,124,568	17,117,374

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF SHAREHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance May 31, 2002	17,099,276	$17,200	$11,795,200	$(14,293,100)	$(2,480,700)

Net Loss	--	--	--	(1,157,400)	(1,157,400)
Balance December 31, 2002	17,099,276	$17,200	$11,795,200	$(15,450,500)	$(3,638,100)

Issuance of stock to directors	18,822	--	9,600	--	9,600

Net Loss	--	--	--	(2,671,700)	(2,671,700)
Balance December 31, 2003	17,118,098	$17,200	$11,804,800	$(18,122,200)	$(6,300,200)

Issuance of stock to directors	19,200	--	4,800	--	4,800

Net Loss	--	--	--	(1,767,500)	(1,767,500)
Balance December 31, 2004	17,137,298	$17,200	$11,809,600	$(19,889,700)	$(8,062,900)

Issuance of stock to directors	12,000	--	4,800	--	4,800

Net Gain	--	--	--	4,541,400	4,541,400
Balance December 31, 2005	17,149,298	$17,200	$11,814,400	$(15,348,300)	$(3,516,700)

Total Shareholders' Deficit at December 31, 2005, December 31, 2004, December 31, 2003 does not include 15,000 shares currently issued but forfeitable if certain conditions are not met by the recipients.

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$4,541,400	$(1,767,500)	$(2,671,700)
Adjustments to reconcile net gain (loss) to net cash
used in by operating activities:
Equity in loss of affiliates	1,699,800	1,447,500	2,114,600
Gain on sale of affiliate	(5,816,700)	--	--
Gain on sale of marketable securities	(448,300)	--	--
Gain on valuation of derivatives	(223,600)	--	--
Accretion of asset retirement obligation	90,900	90,900	90,900
Non cash cumulative effect
of accounting change	--	--	293,800
Change in asset retirement obligation	(109,500)	25,700	(79,800)
Non cash compensation	136,100	4,800	9,600
NET CASH USED IN OPERATING ACTIVITIES	(129,900)	(198,600)	(242,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	2,177,800	--	--
Investment in affiliates	(2,795,900)	(43,500)	(611,800)
NET CASH USED IN INVESTING ACTIVITIES	(618,000)	(43,500)	(611,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on debt to affiliate	839,200	242,600	854,400

NET INCREASE IN
CASH AND CASH EQUIVALENTS	91,300	500	--

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,800	3,300	3,300

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$95,100	$3,800	$3,300

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(continued)

	Year ended December 31,
	2005	2004	2003
SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--	$--

Income tax paid	$100,000	$--	$--

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of stock to outside directors	$4,800	$4,800	$9,600

Investment in Non-affiliated companies	$917,600	$--	$--

Net activity on debt to affiliate	$200,400	$--	$--

Investment in affiliate	$717,100	$--	$--

The accompanying notes are an integral part of these statements.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

A. BUSINESS ORGANIZATION AND OPERATIONS:

Crested Corp. (the “Company” or “Crested”) was incorporated in the State of Colorado on September 18, 1970. It engages in the acquisition, exploration, sale and/or development of mineral properties, the production of petroleum properties and marketing of minerals through equity investees. Principal mineral interests are in uranium, gold and molybdenum. The Company also historically participated in the development and production of coalbed methane gas through a non consolidated investee, Rocky Mountain Gas, Inc. (“RMG”), which was sold during the year ended December 31, 2005. (See Note E) The Company holds various real estate properties. These properties are managed through a non consolidated joint venture USECB joint venture ("USECB" or "USECC") discussed below and in Note B. Although not consolidated, the majority of the Company's assets and operations are recorded on the books and records of USECB which is accounted for using the equity method of accounting. Due to the fact that the Company's interest in assets and operations are reported by USECB, the USECB financial statements are attached hereto.

The Company and U. S. Energy Corp. (“USE”), an approximate 71.0% shareholder of the Company, are engaged in the standby and maintenance of two uranium properties, one in southern Utah known as the Shootaring Uranium Mill, which is owned by Plateau Resources Limited, a 100% owned subsidiary of USE, and the second a group of mining claims on Sheep Mountain located in central Wyoming. The Sheep Mountain properties were formerly owned by a partnership, Sheep Mountain Partners (“SMP”), which has been involved in significant litigation. (See Note I) Sutter Gold Mining Inc. (“SGMI”), a Wyoming corporation, manages the Company’s and USE’s interest in gold properties. At December 31, 2005, the Company owned 1.2% of SGMI and 50% of SMP. At December 31, 2005 the only remaining activity of SMP is the litigation which remains unresolved.

Management Plan

During the year ended December 31, 2005 the Company recorded a net gain of $4,541,400. This gain was as a result of the sale of RMG. (See Note E) During prior years the Company generated significant net losses prior to and including the year ended December 31, 2004. These prior year losses contribute to an accumulated deficit of $15,348,300 at December 31, 2005. The Company also has a working capital deficit of $10,832,900 at December 31, 2005 that includes $10,821,800 due to USE. The Company experienced negative cash flows from operations of $129,900, $198,600 and $242,600 for the years ended December 31, 2005, 2004 and 2003 respectively. At December 31, 2005, the Company does not have sufficient cash or cash flows from operations to meet its on going general and administrative costs and retire the debt due to USE. All of these factors raise substantial doubt about the Company’s ability to continue as a going concern during the upcoming year.

At December 31, 2005 the Company held 245,759 Class D shares of Enterra US Acquisitions Inc. (“Acquisitions”) which are convertible on June 1, 2006 to shares of Enterra Energy Trust (“Enterra”). These Class D shares of Acquisitions are valued at $4,893,100 at December 31, 2005. The Company plans on selling these shares after June 1, 2006 and using the proceeds to reduce its debt to USE pay its general and administrative expenses and seek an acquisition. The Company also has other assets that are unencumbered that could be sold to generate cash. There can be no assurances that any funds generated from the sale of assets will be sufficient to meet all of the Company’s obligations.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

In order to improve the liquidity of the Company, management intends to do the following:

•	Conclude the litigation with Nukem, Inc. (“Nukem”). (See Note I)
•	Continue working with Uranium Power Corp. (“UPC”) and USE to explore and develop jointly held uranium properties along with seeking a joint venture partner. (See Note E)
•	Seek joint venture partners on other mineral properties which the Company owns an interest in.
•	Convert its shares of Acquisitions into shares of Enterra which will be sold.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investments

Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method. The Company accounts for its 2.6% investment in USE using the equity method because the Company is controlled by USE. The Company’s investment in SGMI and USECC Joint Venture (“USECC”) are accounted for using the equity method (see Note D) as they also under the control by USE and its management.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which may exceed federally insured limits. At December 31, 2005, the Company and USECC had all of their cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Securities

The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities , which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to invest in the securities at least through the minimum holding period, the Company's marketable securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.

During the year ended December 31, 2005, the Company received $2,177,800 proceeds and recognized a gain of $448,300, from the sale of marketable securities.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

In addition, the Company received 245,759 shares of Enterra Series D Common Stock as partial consideration for the sale of RMG. These securities are restricted until May 31, 2006 at such time they convert to marketable Enterra Units. There is no ready market for the Enterra Series D Common Stock and the Company is contractually restricted from transferring these securities. The Enterra Series D Common Stock is valued in the accompanying balance sheet under non affiliated companies at December 31, 2005 at $19.00 per share, representing the estimated fair value of the shares when acquired in June 2005. The $19.00 per share is based upon the value at the time of the marketable Enterra Units. The Company determined that the conversion feature of the Enterra Series D Common Stock is a derivative in that it is a put that is to be settled with Enterra Units. The Company has separately valued that derivative using the Black-Scholes option pricing model. The original value of the derivative was determined to be $1,228,800. The value of the derivative at December 31, 2005 was $223,600. The derivative was determined to be a fair value hedge and any change in value is recognized in the statement of operations. The net change in value and gain recorded in the statement of operations was $223,600 for the year ended December 31, 2005.

Properties and Equipment

The Company capitalizes all costs incidental to the acquisition exploration and development of mineral properties as incurred. Costs are charged to operations if the Company determines that the property is not economical. When it is determined that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs subsequently incurred are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred.

Oil and gas properties are accounted for using the full cost method. Capitalized costs plus any future development costs are amortized by the units-of-production method using proven reserves. All oil and gas properties are fully depleted.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop the mineral interests may result in asset impairment. As of December 31, 2005, the Company had no long-lived assets.

Fair Value of Financial Instruments

The carrying amount of cash equivalents and other current assets approximates fair value because of the short term nature of those instruments. It is not practicable to determine the fair value of debt to affiliate carried at $10,821,800 and $9,650,900 at December 31, 2005 and 2004, respectively.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

The fair value of derivatives associated with the sale of RMG and the receipt of Enterra Acquisition Class D shares is computed using the Black Scholes model and the volatility of the Enterra Trust units into which the Class D shares are to automatically convert at June 30, 2006. At December 31, 2005 the volatility of the Enterra Trust units was 45.14% and the market price for those shares was $16.45 per unit. The value generated by the Black Scholes model for the Class D shares of Enterra Acquisitions was $19.91 per share and the gain recognized on the derivative at December 31, 2005 was $223,600.

Stock Based Compensation

On September 2, 2004, the Company's shareholders adopted an Incentive Stock Option Plan ("ISOP") for employees of the Company and USE. 2,000,000 shares of common stock were initially reserved for the ISOP. At such time as options have been granted to purchase 2,000,000 shares, the number of shares available for issuance under the ISOP will automatically be increased to 20% of the issued and outstanding common shares of the Company. The Company granted 1.7 million of these ISOP options to various directors, officers and employees on June 10, 2005.

SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123") defines a fair value based method of accounting for employee stock options or similar equity instruments. SFAS 123 allowed the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted using the Black-Scholes pricing model and the following weighted average assumptions:

	Year Ended
	December 31,
	2005	2004	2003

Risk -free interest rate	4.38%	4.82%	5.61%
Expected lives (years)	9.44	--	--
Expected volatility	107.2%	--	--
Expected dividend yield	--	--	--

To estimate expected lives of options for this valuation, it was assumed options will be exercised at the end of their expected lives. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net gain (loss) and pro forma net gain (loss) per common share would have been reported as follows:

	Year Ended
	December 31,
	2005	2004	2003
Net gain (loss) to common	$4,541,400	$(1,767,500)	$(2,671,700)
shareholder as reported
Deduct: Total stock based
employee expense
determined under fair
value based method	(1,013,500)	-	-
Pro forma net gain (loss)	$3,527,900	$(1,767,500)	$(2,671,700)

As reported, Basic and Diluted	$0.26	$(0.10)	$(0.16)
Pro forma, Basic and Diluted	$0.21	$(0.10)	$(0.16)

Weighted average shares used to calculate pro forma net loss per share were determined as described below, except in applying the treasury stock method to outstanding options; net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

Asset Retirement Obligations

SFAS 143 Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligation.” The statement requires the Company to record the fair value of the reclamation liability on its shut down mining and gas properties as of the date that the liability is incurred. The statement further requires that the Company review the liability each quarter and determine if a change in estimate is required as well as accrete the total liability on a quarterly basis for the future liability. Final determinations are made during the fourth quarter of each year.

At December 31, 2003 and 2004, the price of uranium concentrates was $14.50 and $20.75 per pound, respectively. During the twelve months ended December 31, 2005, the price of uranium increased dramatically to $36.25 per pound. These increases in market prices are as a result of increased interest in the expansion of nuclear power generation in India, China, Europe and the United States. Additionally, due to historical low prices there is limited uranium capacity to fill the growing demand. The lag time to start production facilities is costly and lengthy. For these reasons the Company has rethought its prior determination of reclaiming its Shootaring uranium mill in southern Utah and its Sheep Mountain uranium properties. The extension of the reclamation plan reduced the obligation by $218,800, of which half was assumed by the Company. There is no remaining book basis for these uranium assets on the books of the Company. As a result of these changes in market conditions, a reverse charge was made to earnings during the year ended December 31, 2005.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

The Company will also deduct any actual funds expended for reclamation during the quarter in which it occurs. The Company has no remaining book value for these properties.

The following is a reconciliation of the total liability for asset retirement obligations

Balance December 31, 2004	$1,169,900
Impact of adoption of SFAS No. 143	--
Adjustment to Liability	(109,400)
Accretion Expense	90,900
Balance December 31, 2005	$1,151,400

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

Net Gain (Loss) Per Share

The Company reports net gain (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 (“SFAS 128”). SFAS 128 specified the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted gain (loss) per share, because they were antidilutive, totaled 1,700,000, -0-, and -0- at December 31, 2005, 2004 and 2003 respectively.

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

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

Recent Accounting Pronouncements

SFAS 123(R) In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation” (“FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”. FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us will be the first quarter of fiscal 2006.  We are currently evaluating the effect of adopting FAS 123 (R) on our financial position and results of operations. If no additional options are granted during the year ended December 31, 2006 the adoption of FAS 123(R) will have little effect on earnings.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

C. RELATED-PARTY TRANSACTIONS:

The Company does not have employees, but utilized USE's employees and pays for one-half of these costs under the USECC Joint Venture Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. As of December 31, 2005, December 31, 2004 and December 31, 2003 the Board of Directors of USE contributed 56,494, 70,439, 76,294 shares of USE stock to the ESOP at prices of $4.65, $2.96 and $3.10 per share, respectively. The Company is responsible for one-half of the value of these contributions or $131,400, $104,200 and $118,300, for the years ended December 31, 2005, 2004 and 2003, respectively, which was advanced through debt to affiliate. As of December 31, 2005, all shares of USE stock that have been contributed to the ESOP have been allocated. The estimated fair value of shares that are not vested is approximately $129,900.

D. INVESTMENTS IN AFFILIATES:

The Company's investments in affiliates are as follows:

		December 31,
		2005	2004
USECC	50.0%	$3,342,100	$2,963,100
Others	various	6,700	6,700
		$3,348,800	$2,969,800

SGMC	1.2%	$(85,500)	$(85,500)
Yellow Stone Fuels Corp. ("YSFC")	13.2%	(130,100)	(130,100)
USE	2.6%	--	--
		$(215,600)	$(215,600)

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

At December 31, 2005 and 2004 investments of $3,348,800 and $2,797,400, respectively, are presented as investments in affiliates in the accompanying balance sheets. A liability of $215,600 has been presented as a commitment to fund equity investees as of December 31, 2005 and 2004 for these investments in affiliates these investments in affiliates that the Company must fund.

Equity loss from investments accounted for by the equity method is as follows:

	Year ended December 31,
	2005	2004	2003
USECC	$(1,699,800)	$(1,447,500)	$(1,667,100)
SGMC	--	--	--
YSFC	--	--	--
RMG	--	(447,500)	(447,500)
USE	--	--	--
	$(1,699,800)	$(1,895,000)	$(2,114,600)

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

	December 31,
	2005	2004
Current assets	$22,495,000	$23,874,200
Non-current assets	16,665,000	15,263,500
	$39,160,000	$39,137,700

Current liabilities	$4,355,000	$13,725,700
Reclamation and other liabilities	10,589,700	11,541,500
Excess in assets	24,215,300	13,870,500
	$39,160,000	$39,137,700

	Year ended December 31,
	2005	2004	2003
Revenues	$911,900	$4,951,700	$1,021,700
Costs and expenses	(8,630,200)	(10,921,400)	(8,881,600)
Other income & expenses	7,313,800	(759,700)	(422,200)
Net loss	$(404,500)	$(6,729,400)	$(8,282,100)

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

E. MINERAL TRANSACTIONS AND MINING PROPERTIES:

Phelps Dodge

During prior years, the Company and USE conveyed interests in mining claims to AMAX Inc. (“AMAX”) in exchange for cash, royalties and other consideration. AMAX merged with Cyprus Minerals (“Cyprus Amax”) which was purchased by Phelps Dodge Mining Company (“Phelps Dodge”) in December 1999. The properties have not been placed into production as of December 31, 2005.

Amax and later Cyprus Amax paid the Company and USE an annual advance royalty of 50,000 (25,000 lbs. to each) pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation.

Phelps Dodge filed suit against the Company and USE on June 19, 2002 regarding these matters. On February 4, 2005, the U.S. District Court of Colorado entered Findings of Fact and Conclusions of Law in a case involving the Company, USE, and Phelps Dodge Corporation authorizing the return of the Mt. Emmons molybdenum properties and associated water treatment plant to the Company and USE. (Please see Note K Subsequent Event)

Sutter Gold Mining, Inc.

Sutter Gold Mining Company (“SGMC”) was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

SGMC has not generated any significant revenue. All acquisition and mine development costs since inception were capitalized. SGMC put the property on a shut down status and took impairment on the associated assets due to the decline in the spot price for gold and the lack of adequate financing in prior periods. During fiscal 2000, a visitor’s center was developed and became operational. SGMC has leased the visitor’s center to partially cover stand-by costs of the property.

On December 29, 2004, a majority of SGMC was acquired by Sutter Gold Mining Inc. ("SGMI") (formerly Globemin Resources, Inc.) of Vancouver; B.C. SGMI is traded on the TSX Venture Exchange. Approximately 90% of SGMI's common stock was exchanged for 40,190,647 shares of SGMI common stock. At December 31, 2005, the Company owned and controlled 65.4% of the common stock of SGMI.

The spot market price for gold has attained and maintained levels that management believes will allow SGMI to produce gold from the property on an economic basis. This conclusion is based on engineering analysis completed on the property, although, economic reserves have not been delineated. Management of SGMI is therefore pursuing the equity capital market and non-affiliated investors to obtain sufficient capital to complete the development of the mine, construct a mill and place the property into production.

Sheep Mountain Uranium Properties

On December 8, 2004, the Company and USE entered into a Purchase and Sale Agreement with Uranium Power Corp. (“UPC”), a British Columbia corporation for the sale to UPC of an undivided 50% interest in the Sheep Mountain uranium properties.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

The initial purchase price for the 50% interest in the properties is $4,050,000 and 4,000,000 shares of common stock of UPC, payable by installments through December 2007. As of December 31, 2005 UPC was current in its obligations under the purchase and sales agreement. During the year ended December 31, 2005 UPC had paid $850,000 and had delivered 1,000,000 shares of its common stock to the Company and USE. UPC will also contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). The Company, USE and UPC, each will be responsible for 50% of costs on each project in excess of $500,000. UPC funded $504,000 exploration projects during the year ended December 31, 2005.

The Company, USE and UPC, will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

Under the terms of the purchase and sale agreement the purchase price will be increased by $3,000,000 (in two $1,500,000 installments) after the uranium oxide price (long term indicator) is at or exceeds $30.00/lb for four consecutive weeks (the “price benchmark”). This price benchmark was attained before April 29, 2006, which resulted in which resulted in the two $1.5 million payments being required on April 29 and October 29, 2006.

Should UPC not make all its payments and deliver the stock required under the purchase and sales agreement, it will forfeit all payments made and not earn any interest in the properties. Closing of the agreement is required on or before December 29, 2007, with UPC’s last payment of the initial purchase price and the increase in the cash portion. At the closing, the Company and USE will convey a 50% ownership interest in the properties to UPC which will then contribute to a joint venture. The Company and USE will also contribute their remaining 50% interest into the joint venture with UPC. The Company and USE will then own 50% of the joint venture and UPC will own the remaining 50% interest. The joint venture generally will cover uranium properties in Wyoming and other properties identified in the Company's and USE’s uranium property data base, but excluding the Green Mountain area and Kennecott’s Sweetwater uranium mill, the Shootaring Canyon uranium mill in southeast Utah (and properties within ten miles of that mill), and properties acquired in connection with a future joint venture involving that mill.

The terms of the agreement with UPC were modified subsequent to December 31, 2005. Please see Note K.

PLATEAU RESOURCES LIMITED

During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited (“Plateau”), a Utah corporation. Plateau owns a uranium processing mill, the Shootaring Canyon Uranium Mill (“Shootaring Mill”) and support facilities and certain other real estate assets through its wholly-owned subsidiary, Canyon Homesteads, Inc., in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At December 31, 2005, Plateau has a cash security in the amount of $6.8 million to cover reclamation and annual licensing of the properties (see Note I). The Directors of the Company and USE have agreed to divide equally the cash flows derived from operations and a portion of certain reclamation obligations.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

On August 1, 2003, the Company and USE sold interest in the Ticaboo Town site in southern Utah as a result of Plateau entering into a Stock Purchase Agreement to sell all the outstanding shares of Canyon Homesteads, Inc. (“Canyon”) to The Cactus Group LLC, a newly formed Colorado limited liability company. The Cactus Group purchased all of the outstanding stock of Canyon for $3,370,000. Cactus made all of its payments until the fourth quarter of the year ended December 31, 2005. Subsequent to the close of the year ended December 31, 2005 the Company and USE foreclosed on the Ticaboo Town site assets. See Note K.

The Company and USE are currently evaluating the best utilization of Plateau’s assets. The price of uranium at December 31, 2005 was $36.25 per pound. Industry projections show the price increasing over the next ten years to a high of $60.50 per pound and a low of $25.50 per pound. These prices may allow the Shootaring Mill to operate profitably. In response to the price of uranium increases application was made with the State of Utah on December 22, 2005 to change the status of the Shootaring Mill from standby to operational. Equity or Venture partners are being sought to develop surrounding mine properties and place the Shootaring Mill in operating status.

ROCKY MOUNTAIN GAS, INC.

In 1999, the Company and USE organized Rocky Mountain Gas, Inc. (“RMG”) to enter into the coalbed methane gas/natural gas business. RMG was engaged in the acquisition of coalbed methane gas properties and the future exploration, development and production of methane gas from those properties.

On June 1, 2005 Enterra US Acquisitions Inc. (“Acquisitions”) (a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”) for purposes of the RMG acquisition) acquired all the outstanding stock of RMG, for which Enterra paid $500,000 cash and issued $5,234,000 of Enterra units (the "Enterra Initial Units"), net of the $266,000 adjustment for the purchase of overriding royalty interests (effected May 1, 2005); and Acquisitions issued $14,000,000 of class D shares of Acquisitions. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders.

The Company’s participation in the consideration received was approximately $6,399,000 resulting in a gain of $5,816,700. The carrying value of the Company’s interest in RMG was $422,500 at the date of disposition. The Company received 91,029 Enterra Initial Units and 245,759 Class D shares of Acquisitions, recorded on the December 31, 2005 balance sheet as long term investments in non affiliates of $4,893,100. The Initial Units of Enterra were sold during the year ended December 31, 2005 for a gain of $448,300. The sale of the Initial Units also generated $2,177,800 in cash of which the Company applied $2.0 million to its debt to USE.

The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”).

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

PINNACLE

On June 23, 2003, a Subscription and Contribution Agreement was executed by RMG, CCBM and seven affiliates of Credit Suisse First Boston Private Equity (“CSFB Parties”). Under the Agreement, RMG and CCBM contributed certain of their respective interests, having an estimated fair value of approximately $7.5 million each, carried on RMG’s books at a cost of $957,600, comprised of (1) leases in the Clearmont, Kirby, Arvada and Bobcat CBM project areas and (2) oil and gas reserves in the Bobcat project area, to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation (“Pinnacle”). In exchange for the contribution of these assets, RMG and CCBM each received 37.5% of the common stock of Pinnacle (“Pinnacle Common Stock”) as of the closing date and options to purchase Pinnacle Common Stock (“Pinnacle Stock Options”). CFSB contributed $5.0 million for 25% of the common stock of Pinnacle and agreed under certain terms to fund additional acquisition and development programs.

Pinnacle is a private corporation. At December 31, 2005, the Company owned 11.3% and USE owned 21% of the common stock of Pinnacle prior to redemption of the preferred shares held by CSFB and the exercise of outstanding warrants and options to purchase common shares of Pinnacle. At such time as the redeemable preferred are converted to common shares the Company’s ownership interest will be diluted. Pinnacle is accounted for using the cost method. Only such information about Pinnacle as its board of directors elects to release is available to the public. All other information about Pinnacle is subject to confidentiality agreements among Pinnacle, RMG and the other parties to the June 2003 transaction.

F. DEBT:

Obligations of the Company consist of advances payable to USE, which are due upon demand. The obligation is due to USE for funding a majority of the operations of USECC, of which 50% is the responsibility of the Company. All advances payable to USE are classified as current as of December 31, 2005 and December 31, 2004 as a result of USE’s unilateral ability to modify the repayment terms.

	December 31,
	2005	2004

Advances payable - U.S. Energy
balance payable in full on
demand (see Note A)	$10,821,800	$9,650,900

The Company and USE have a $750,000 line of credit from a commercial bank. The line of credit has a variable interest rate (8.25% as of December 31, 2005). The weighted average interest rate for the year ended December 31, 2005 was 7.15%. As of December 31, 2005, none of the line of credit had been borrowed. The line of credit is collateralized by certain real property and a share of the net proceeds of fees from production of certain oil wells.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

G. INCOME TAXES:

The components of deferred taxes as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Deferred Tax Assets:
Deferred compensation	$10,800	$3,500
Deferred reclamation liability	391,500	-
Deferred gain	-	109,300
Allowances and impairments	-	254,600
Tax basis in excess of book	629,800	-
Net operating loss carryover	4,179,500	5,850,500
Tax credits	144,100	15,400
Total deferred tax assets	5,355,700	6,233,300

Deferred Tax Liabilities:
Basis difference on investments	-	(789,700)
Book basis in excess of tax-Enterra units	(76,000)	-
Exploration and development costs	-	(37,200)
Total deferred tax liabilities	(76,000)	(826,900)

Net deferred tax assets - all non-current	5,279,700	5,406,400
Valuation allowance	(5,279,700)	(5,406,400)
Net deferred tax asset	$-	$-

At December 31, 2005 the Company had available, for federal income tax purposes, net operating loss carry-forwards of approximately $12,292,800 which expire from 2008 through 2022. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company’s ability to generate future taxable income to utilize the NOL carry-forwards.

The valuation allowance decreased $17,400 for the year ended December 31, 2005 and increased $362,100 for year ended December 31, 2004. The decrease in the valuation allowance in 2005 was due primarily to the utilization of net operating losses.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

	Year ended December 31,
	2005	2004	2003
Expected federal income tax expese (benefit)	$1,544,100	$(600,900)	$(808,500)
Net operating loss not previously benefited
and other	--	237,800	486,000
Dividends received deduction	(595,000)	--	--
Valuation Allowance	(849,100)	363,100	332,500
Income tax provision	$100,000	$--	$10,000

There were no taxes payable as of December 31, 2005 and 2004. Current tax expense of $100,000 is the result of the alternative minimum tax resulting from the sale of RMG.

H. SHAREHOLDERS’ EQUITY:

The Board of Directors of the Company from time to time, issued stock compensation to certain directors, employees and third parties. These shares are forfeitable to the Company until earned. The Company is responsible for the compensation expense related to these issuances. For the years ended December 31, 2005, 2004 and 2003 the Company did not recognize compensation expense resulting from these issuances. A schedule of forfeitable shares for Crested is set forth in the following table:

Issue	Number	Issue	Total
Date	of Shares	Price	Compensation
June 1990	25,000	$1.06	$26,600
December 1990	7,500.50		3,800
January 1993	6,500.22		1,400
January 1994	6,500.28		1,800
January 1995	6,500.19		1,200
January 1996	5,000.3125		1,600
January 1997	8,000.9375		7,500
Release of Earned Shares; August 2000	(50,000)		(33,800)
Balance at December 31, 2005	15,000		$10,100

On September 2, 2004, the Board of Directors adopted (and the shareholders approved) the 2004 Incentive Stock Option Plan (the "2004 ISOP") for the benefit of Crested’s key employees. The 2004 ISOP reserves for issuance shares of the Company’s common stock equal to 20% of the Company’s shares of common stock issued and outstanding at any time. The 2004 ISOP has a term of 10 years.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

During the years ended December 31, 2005, 2004 and 2003 the following activity occurred under the 2004 ISOP:

	Year ended December 31,
	2005	2004	2003
Grants
Qualified	809,353.00	--	--
Non-Qualified	890,647.00	--	--
	1,700,000.00	--	--

Price of Grants
High	$1.71	--	--
Low	$1.71	--	--

Exercised
Qualified	--	--	--
Non-Qualified	--	--	--
	--	--	--
Total Cash Received	$--	--	$--

Forfeitures/Cancellations
Qualified	--	--	--
Non-Qualified	--	--	--
	--	--	--

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

A summary of the Employee Stock Option Plans activity in all plans for the year ended December 31, 2005, 2004 and 2003 is as follows:

	Year ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning
of the period	-	$-	--	$-	--	$-
Granted	1,700,000	$1.71	--	$-	--	$-
Forfeited	-	$-	--	$-	--	$-
Expired	-	$-	--	$-	--	$-
Exercised	-	$-	--	$-	--	$-
Outstanding at period end	1,700,000	$1.71	--	$-	--	$-
Exercisable at period end	1,700,000	$1.71	--	$-	--	$-

Weighted average fair
value of options
granted during
the period		$1.54		$--		$-

The following table summarized information about employee stock options outstanding and exercisable at December 31, 2005:

	Options	Weighted		Options
	outstanding	average	Weighted	exercisable	Weighted
	at	remaining	average	at	average
Grant Price	December 31,	contractual	exercise	December 31,	exercise
Range	2005	Life in years	price	2005	price
$1.71	1,700,000	9.44	$ 1.71	1,700,000	$ 1.71

	1,700,000	9.44	$ 1.71	1,700,000	$ 1.71

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

I. COMMITMENTS, CONTINGENCIES AND QUARTERLY FINANCIAL DATA:

Material proceedings pending at December 31, 2005, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below. Other proceedings which were pending during the year have been settled or otherwise finally resolved.

Litigation

Sheep Mountain Partners Arbitration/Litigation

In 1991, disputes arose between Crested/USE d/b/a/ USECC, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and on July 2, 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil Action No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded against Nukem/CRIC. In February 1994, the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

The Panel entered an Order and Award in April 1996, finding generally in favor of USE and Crested on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from three CIS republics, and also awarded SMP damages of $31,355,100 against Nukem. Further legal proceedings ensued. On appeal, the 10th Circuit Court of Appeals ("CCA") issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem.

As a result of further proceedings, the U.S. District Court appointed a Special Master to conduct an accounting of the constructive trust. The U.S. District Court adopted the Special Master’s report in part and rejected it in part, and entered judgment on August 1, 2003 in favor of USECC and against Nukem for $20,044,200. In early 2004, the parties appealed this judgment to the CCA.

On February 24, 2005, a three judge panel of the CCA vacated the judgment of the U.S. District Court and remanded the case to the Panel for clarification of its 1996 Orders and Award. In remanding this case, the CCA stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits therefrom,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case."

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

The Arbitration Panel (“Panel”) held a Status Conference Hearing in Denver, Colorado on August 26, 2005 to consider the procedures, schedule and scope of the remand. On August 26, 2005, the Panel directed the parties to make written submissions to resolve the issues concerning the definition of the Constructive Trust and its components (e.g. purchase rights).

The Panel issued a written order on August 31, 2005 confirming this directive. Nukem’s request to present new facts and evidence on the issue of the Constructive Trust was rejected by the Panel. All submissions are specifically limited to the facts introduced into evidence before the Panel in the 1994 and 1995 hearings, currently in the record. Initial submissions were due to the Panel on November 4, 2005 and reply submissions were due on December 6, 2005. A one day hearing was held in New York City on December 20, 2005. On January 3, 2006 the Panel entered an amended order requesting additional information concerning the CIS contracts be submitted by the parties by February 3, 2006.

The timing and ultimate outcome of this litigation cannot be predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge Litigation

Crested and USE are parties to a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mineral properties on Lucky Jack Project (formerly the Mount Emmons molybdenum properties), near Crested Butte, Colorado.

The litigation relates to agreements from 1974 when USE and Crested leased the mining claims to Amax Inc., PD’s predecessor company. The mining claims cover one of the world’s largest and richest deposits of molybdenum, which was discovered by Amax.

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

The other issues in the litigation were whether USECC must, under terms of a 1987 Royalty Deed, accept PD's and MEMCO's conveyance of the Lucky Jack Project back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. PD's and MEMCO's claim sought to obligate USECC to assume the operating costs of the water treatment plant. USECC asserted counterclaims against the defendants, including a claim for nonpayment of advance royalties.

On July 28, 2004, the Court entered an Order granting certain of PD's motions and denying USECC's counterclaims and cross-claims. The case was tried in late 2004.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

On February 4, 2005, the Court entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Lucky Jack Project includes the transfer of ownership and operational responsibility for the Water Treatment Plant, and that PD does not owe USECC any advanced royalty payments.

USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights from the Colorado Supreme Court opinion (decided in 2002, finding that the predecessor owners of the Lucky Jack Project had rights to water to develop a mine), and any other appurtenant water rights, be conveyed to USECC. The motion is pending.

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

On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against USECC. PD is claiming $4,050,164.09 in attorney’s fees and expenses and $3,692,138.09 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. USECC has filed a response with the Court denying that USECC owes PD such monies. It is not known how or when the Court will rule on these issues. Management of USE believes that no monies are due to PD. Resolution of these issues will not affect PD’s February 28, 2006 conveyance of the Lucky Jack Project, and the water treatment plant, to Crested and USE.

Asset Retirement Obligations

SMP

The Company and USE are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, USE and the regulatory authorities during the year ended December 31, 2005 and the balance in the reclamation liability account at December 31, 2005 of $2.3 million (½ accrued by Crested) is believed by management to be adequate. The Company and USE are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building and by posting cash bonds.

Sutter Gold Mining Inc.

SGMI's mineral properties are currently on shut down status and have never been in production. There has been minimal surface disturbance on the Sutter properties. Reclamation obligations consist of closing the mine entry and removal of a mine shop. The reclamation obligation to close the property has been set by the State of California at $22,400 which is covered by a cash reclamation bond. This amount was recorded by SGMI as a reclamation liability as of December 31, 2005.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

Plateau Resources, Limited

The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. As of December 31, 2005, the present value at 8% of the reclamation liability on the Plateau properties was $3,577,000. Plateau holds a cash deposit for reclamation in the amount of approximately $6.8 million.

401(K) Plan

The Board of Directors of the Company and USE adopted the U.S. Energy Corp. 401(K) Plan ("401(K)") in 2004, for the benefit of USE employees. The Company and USE match 50% of an employee’s salary deferrals up to a maximum contribution per employee of $4,000 annually. The Company was responsible for $26,400 and $18,900 for the years ended December 31, 2005 and 2004, respectively related to these contributions.

Executive Compensation

The Company and USE are committed to pay the surviving spouse or dependant children of certain of the officers one years’ salary and an amount to be determined by the Boards of Directors, for a period of up to five years thereafter. This commitment applies only in the event of the death or total disability of those officers who are full-time employees of the Company at the time of total disability or death. The maximum compensation due under these agreements for the officers covered by the agreement for the first year after their deaths, should they die in the same year, is $340,000 at December 31, 2005. Certain officers and employees have employment agreements with the Company and USE.

On October 20, 2005 the Board of Directors of the Company and USE adopted an Executive Retirement Policy for the Chairman/CEO, Chairman Emeritus, President/COO, CFO/Treasurer/V.P. Finance, Senior Vice President and General Counsel. Under the terms of the Retirement Plan the retired executive will receive monthly installments in accordance with the normal bi-weekly payroll practices of the USE in the amount of 50% of the greater of (i) that amount of compensation the Executive Officer received as base cash pay on his/her final regular pay check or (ii) the average annual pay rate, less all bonuses, he/she received over the last five years of his/her employment with USE. To be eligible for this benefit the executive officer must serve in one of the designated executive offices for 15 years, reach the age of 60 and be an employee of USE on December 31, 2010. The compensation expense for the year ended December 31, 2005 was $43,300, one half of which is the obligation of the Company.

The employees of the Company and USE are not given raises on a regular basis. In consideration of this and in appreciation of the work required to develop and sell RMG, management of the Company accepted the recommendation of its Compensation Committee to pay all employees and directors a bonus upon the closing of the sale of RMG to Enterra. The board of directors has granted similar bonuses in the past. In addition, bonuses may be paid to some of the key individuals involved over the past 14 years in the Nukem case once it is resolved.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Operating revenues	$--	$--	$--	$--

Operating gain (loss)	$(51,600)	$7,006,700	$580,300	$(1,194,200)

Equity in (loss) gain from affiliate	$(372,900)	$(717,400)	$187,600	$(797,100)

Net gain (loss)	$(424,500)	$6,189,300	$767,900	$(1,991,300)

Gain (loss) per Share, basic
Operating gain (loss)	$(0.00)	$0.41	$0.03	$(0.07)
Equity in gain (loss)
from affiliate	$(0.02)	$(0.04)	$0.01	$(0.06)
	$(0.02)	$0.37	$0.04	$(0.13)

Basic Weighted Average
Shares Outstanding	17,137,298	17,137,298	17,149,298	17,149,298

Gain (loss) per Share, diluted
Operating gain (loss)	$(0.00)	$0.41	$0.03	$(0.07)
Equity in gain (loss)
from affiliate	$(0.02)	$(0.04)	$0.01	$(0.06)
	$(0.02)	$0.37	$0.04	$(0.13)

Diluted Weighted Average
Shares Outstanding	17,137,298	17,152,298	17,164,298	17,149,298

	Three Months Ended
	March 31	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Operating revenues	$--	$--	$--	$--

Operating loss	$(57,500)	$(146,600)	$(73,400)	$(42,500)

Equity in loss from affiliate	$(469,900)	$(318,800)	$(300,600)	$(358,200)

Net loss	$(527,400)	$(465,400)	$(374,000)	$(400,700)

Loss per share, basic and diluted
Operating loss	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Equity in loss
from affiliate	$(0.03)	$(0.02)	$(0.02)	$(0.02)
	$(0.03)	$(0.03)	$(0.02)	$(0.02)

Basic and diluted weighted average
Shares Outstanding	17,118,098	17,118,098	17,124,639	17,137,298

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

	Three Months Ended
	March 31	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Operating revenues	$--	$--	$--	$--

Operating loss	$(59,200)	$(75,200)	$(64,200)	$(64,700)

Equity in loss from affiliate	$(373,500)	$(1,026,800)	$(371,200)	$(343,100)

Net loss	$(432,700)	$(1,102,000)	$(435,400)	$(407,800)

Loss per share, basic and diluted
Operating loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Equity in loss
from affiliate	$(0.02)	$(0.06)	$(0.03)	$(0.02)
	$(0.03)	$(0.06)	$(0.03)	$(0.02)

Basic and diluted weighted average
Shares Outstanding	17,115,137	17,118,098	17,118,098	17,118,098

K. SUBSEQUENT EVENTS

Uranium Power Corp

On January 13, 2006, the Company and USE amended their December 8, 2004 Purchase and Sale Agreement with UPC. UPC has paid USECC $2,152,000 pursuant to the amendment.

•
The original agreement required UPC to pay USECC $800,000 and issue 750,000 shares of UPC stock on June 29, 2006, and pay an additional $800,000 and issue 750,000 more shares of UPC stock on December 29, 2006. UPC has paid the $1.6 million cash and the 1.5 million shares will be issued to USE and Crested in equal amounts of 750,000 shares.

•
The original agreement required UPC to pay to USECC $1.5 million on April 29, 2006, and an additional $1.5 million on October 29, 2006. This payment schedule has been extended one year, to require the payments on April 29, 2007 and October 29, 2007, provided that UPC is required to pay 50% of all money it raises after January 13, 2006 until the two $1.5 million payments are made, regardless of the one year extension.

•
The amendment requires UPC to pay USECC the $152,000 outstanding balance for the 2005 uranium property drilling program and an additional $400,000 of $775,400 budgeted for the first half of the 2006 drilling program. UPC has paid this $552,000.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

The original agreement required UPC to pay a total of $4,050,000 and 4 million shares of UPC stock. However, the cash portion was subject to increase by $3 million (in two $1.5 million installments) if the uranium oxide price (long term indicator) attained or exceeded $30.00/lb for four consecutive weeks. This price benchmark was achieved on June 20, 2005, which resulted in the two $1.5 million payments being required on April 29 and October 29, 2006.

The original agreement required two additional payments each of $800,000 cash and 750,000 UPC shares (total $1,600,000 cash and 1,500,000 UPC shares) due on June 29, 2007 and December 29, 2007. These payment requirements have not been amended and remain due in accordance with the original agreement.

As provided for in the original agreement, UPC would not own an interest in the properties subject to the agreement if UPC fails to make any payments on time.

Plateau - Ticaboo Property

On February 27, 2006 Plateau Resources Limited (“Plateau”) re-acquired by Foreclosure Sale the Ticaboo town site operations (“Ticaboo”) located in southern Utah near Lake Powell. The Ticaboo property includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties had been acquired when the Shootaring Mill was acquired in 1993.

Plateau sold its interests in the Ticaboo town site to The Cactus Group (“Cactus”), a non-affiliated entity in 2003. Plateau carried the loan, which had a balance due on February 27, 2006 of approximately $3.0 million at 7.5% annual interest. Total due by Cactus under the terms of the note including default interest and late charges was $3,772,000.

Plateau will evaluate the property and determine the costs associated with the returned properties including potential remediation and operations that may be necessary until such time as the assets can be sold or leased. Until an actual detailed inspection of the properties is made it is not possible to estimate what the remedial costs and expenses may be.

Lucky Jack Molybdenum Project

The Company and  USE re-acquired the Mt. Emmons molybdenum property located near Crested Butte, Colorado on February 28, 2006. The property was returned to the Company and USE by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between The Company, USE, and Amax Inc. (“Amax”). The Mt. Emmons property includes a total of 25 patented and approximately 520 unpatented mining claims, which together approximate 5,400 acres, or over 8 square miles of mining claims.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

The Company and USE leased various patented and unpatented mining claims on the Mt. Emmons property to Amax in 1974. In the late 1970’s, Amax delineated a large deposit of molybdenum on the properties, reportedly containing approximately 155 million tons of mineralized material averaging 0.44% molybdenum disulfide (MoS2). In 1980, Amax constructed a water treatment plant at the Mt. Emmons property to treat water flowing from old mine workings and for potential use in milling operations. By 1983, Amax had reportedly spent an estimated $150 million in the acquisition of the property, securing water rights, extensive exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit. Amax was merged into Cyprus Minerals in 1992 to form Cyprus Amax. PD then acquired the Mt. Emmons property in 1999 through its acquisition of Cyprus Amax. Thereafter, PD acquired additional water rights to mine and mill the deposit.

Conveyance of the property to the Company and USE also includes the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. The water treatment permit issued under the Colorado Discharge Permit System (“CDPS”) was assigned to the Company and USE by the Colorado Department of Health and Environment. Operating costs for the water treatment plant are expected to approximate $1 million annually. In an effort to assure continued compliance, the Company and USE have retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant. The Company and USE will also evaluate the potential use of the water treatment plant in milling operations.

In a letter dated April 2, 2004, the Bureau of Land Management (the “BLM”) of the United States Department of the Interior estimated that there were about 23 million tons of mineable reserves containing 0.689% molybdenite, and that about 267 million pounds of molybdenum trioxide was recoverable. This report covered only the high-grade mineralization which is only a portion of the total mineral deposit delineated to date. The BLM relied on a mineral report prepared by Western Mine Engineering (WME) for the U.S. Forest Service, which directed and administered the WME contract. WME’s analysis was based upon a price of $4.61 per pound of molybdic oxide and was used by BLM in determining that the nine claims satisfied the patenting requirements that the mining claims contain a valuable mineral that could be mined profitably. At February 28, 2006, molybdic oxide traded at $24.00 per pound. WME consulted a variety of sources in preparation of its report, including a study prepared in 1990 by American Mine Services, Inc. and a pre-feasibility report prepared by Behre Dolbear & Company, Inc. of Denver, CO in 1998. In its 1992 patent application to the BLM, Amax stated that the size and grade of the Mt. Emmons deposit was determined to approximate 220 million tons grading 0.366% molybdenite.

In the April 2, 2004 decision letter, the BLM issued patents on the nine additional mining claims, for a total of 25 patented claims which consists of approximately 350 patented or “fee” acres. A lawsuit was filed by local governmental entities and environmentalists in U.S. District Court of Colorado challenging BLM’s issuance of the patents alleging BLM violated the 1872 Mining Law, applicable regulations, and the Administrative Procedures Act by overruling their protests to Mt. Emmons’ mineral patent application, awarding the patents, and by conveying the land to Mt. Emmons. The case is High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et.al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company. USE and Crested are not parties to this litigation.

CRESTED CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Continued)

On January 12, 2005, U.S. District Court Judge Krieger dismissed the plaintiffs appeal holding 1) that the plaintiffs had no right of appeal from a decision to issue a mineral patent because the 1872 Mining Law created no private cause of action for unrelated parties to challenge the issuance of a mineral patent and 2) because the 1872 Mining Law implicitly precludes unrelated third parties from challenging mineral patent by judicial action, the Administrative Procedures Act does not constitute a waiver of sovereign immunity for purposes of this action. Plaintiffs have filed an appeal of the U.S. District Court’s decision to the 10th Circuit Court of Appeals in Case No: 05-1085. Briefs have been filed by the parties and oral arguments were held on January 9, 2006. The case is currently pending.

The Company and USE have decided to pursue permitting and development of the property and are now engaged in the active pursuit of a sizable mining industry partner to co-develop and mine the property. The Company and USE are considering the commissioning of a full mining feasibility study of the property in light of the fact that the price of molybdic oxide was at $24.00 per pound according to Metal Prices.com on February 24, 2006. The Company and USE expect to transfer the Mt. Emmons molybdenum property to a new subsidiary, U.S. Moly Corp. in the near future.

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

ITEM 9B. Other Information

None

Report of Independent Registered Public Accounting Firm

To Board of Directors U.S. Energy Corp. and Crested Corp.:

We have audited the accompanying balance sheets of USECB Joint Venture ("Partnership") as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of USECB Joint Venture as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EPSTEIN WEBER & CONOVER, PLC

Scottsdale, Arizona
March 3, 2006

Report of Independent Registered Public Accounting Firm

Crested Corp. and U.S. Energy Corp. Board of Directors

We audited the accompanying statements of operations, shareholders’ deficit and cash flows of USECB Joint Venture (a Wyoming Joint Venture) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of USECB Joint Venture for the year ended December 31, 2003 , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses from operations and these issues raise substantial doubt about the ability of the partnership to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2004

USECB JOINT VENTURE
BALANCE SHEETS
ASSETS

	December 31,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$398,200	$530,900
Marketable securities	251,600	--
Accounts receivable
Trade, net of allowance for
doubtfull accounts $15,900 each year	231,600	81,400
Inventory	32,700	24,000
Prepaid insurance	--	111,900
	914,100	748,200

PROPERTIES AND EQUIPMENT
Acquired mining claims	630,900	--
Land and improvements	561,200	561,200
Buildings and improvements	4,498,200	4,498,200
Equipment	3,423,700	3,487,800
Other	35,900	35,900
	9,149,900	8,583,100
Less accumulated depreciation	(4,243,500)	(4,096,500)
	4,906,400	4,486,600

OTHER ASSETS
Notes receivable
Trade	20,800	21,700
Related parties	3,315,600	3,465,500
Deposits and other	443,900	359,300
	3,780,300	3,846,500
	$9,600,800	$9,081,300

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
BALANCE SHEETS
LIABILITIES AND CAPITAL

	December 31,	December 31,
	2005	2004
CURRENT LIABILITIES
Accounts payable	$369,700	$132,700
Accrued compensation expenses	213,200	181,700
Current portion of long-term debt	121,400	176,600
Other current liabilities	114,200	311,900
	818,500	802,900

LONG TERM DEBT, net of current portion	847,600	1,015,700

PARTNERS' CAPITAL
U. S. Energy	4,010,400	3,631,400
Crested Corp	4,010,400	3,631,400
Unrealized loss on investment	(86,100)	-
	7,934,700	7,262,800
	$9,600,800	$9,081,400

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
OPERATING REVENUES:
Commercial operations	$92,300	$91,300	$103,700
Management fees	367,800	341,000	427,100
	460,100	432,300	530,800

OPERATING COSTS AND EXPENSES:
Commercial operations	238,100	236,100	237,900
Mine holding costs	1,068,200	996,800	1,500,500
General and admininistrative	3,752,500	2,263,400	2,448,500
	5,058,800	3,496,300	4,186,900

OPERATING LOSS	(4,598,700)	(3,064,000)	(3,656,100)

OTHER INCOME & (EXPENSES)
Gain on the sale of assets	1,312,000	2,500	1,200
Interest income	14,000	9,800	42,500
Interest expense	(89,800)	(76,500)	(194,600)
	1,236,200	(64,200)	(150,900)

LOSS BEFORE PROVISION
FOR INCOME TAXES	(3,362,500)	(3,128,200)	(3,807,000)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	$(3,362,500)	$(3,128,200)	$(3,807,000)

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FROM DECEMBER 31, 2002 TO DECEMBER 31, 2005

	U.S.ENERGY	CRESTED
	CORP.	CORP.	Total
BALANCE, December 31, 2002	$5,819,500	$5,819,500	$11,639,000

Additional capital contributions	702,700	702,700	1,405,400
Net loss	(1,903,500)	(1,903,500)	(3,807,000)
BALANCE, December 31, 2003	$4,618,700	$4,618,700	$9,237,400

Additional capital contributions	576,800	576,800	1,153,600
Net loss	(1,564,100)	(1,564,100)	(3,128,200)
BALANCE, December 31, 2004	$3,631,400	$3,631,400	$7,262,800

Additional capital contributions	2,060,300	2,060,200	4,120,500
Net loss	(1,681,300)	(1,681,200)	(3,362,500)
Partners balance	4,010,400	4,010,400	8,020,800
Unrealized loss on securities	--	--	(86,100)
BALANCE, December 31, 2005	$4,010,400	$4,010,400	$7,934,700

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,362,500)	$(3,128,200)	$(3,807,000)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	297,600	300,300	303,000
Gain on sale of assets	(1,312,000)	(2,500)	(1,200)
Net changes in components
of assets and liabilities
Accounts receivable	(150,200)	(71,500)	(9,900)
Inventory	(8,700)	(2,200)	(12,100)
Deposits and other	(84,600)	(4,000)	(4,300)
Prepaid insurance	111,900	(13,400)	38,900
Accounts payable	267,900	(221,600)	120,500
Accrued compensation expenses	700	1,700	--
Health insurance obligation	(196,700)	50,400	70,800
Other current liabilities	(1,000)	9,000	--
NET CASH USED IN
OPERATING ACTIVITIES	(4,437,600)	(3,082,000)	(3,301,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claims	(630,900)	--	--
Proceeds from sale of property and equipment	1,079,700	2,500	32,800
Purchase of property and equipment	(191,900)	(84,900)	(83,400)
Net activity on notes receivable related parties	149,900	2,290,600	2,030,100
Net activity on notes receivable	900	42,900	101,300
NET CASH PROVIDED
BY INVESTING ACTIVITIES	407,700	2,251,100	2,080,800

CASH FLOWS FROM FINANCING ACTIVITES
Contributions from partners	4,120,500	1,153,600	1,405,400
Proceeds from third party debt	128,300	234,900	150,500
Repayments of debt	(351,600)	(450,500)	(582,000)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	3,897,200	938,000	973,900

NET (DECREASE) INCREASE IN CASH	(132,700)	107,100	(246,600)

CASH AT BEGINNING OF PERIOD	$530,900	$423,800	$670,400

CASH AT END OF PERIOD	$398,200	$530,900	$423,800

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2005	2004	2003
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--	$--

Interest paid	$89,800	$76,500	$194,600

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Investment in marketable securities	$337,700	$--	$--

Unrealized loss in investment
in marketable securities	$86,100	$--	$--

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003

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

The Partnership has generated significant net losses prior to and including the year ended December 31, 2005. The Partnership experienced negative cash flows from operations of $4,262,000, $3,039,100 and $3,208,800 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the Partnership does not have sufficient cash or cash flows from operations to meet its obligations. All of these factors raise substantial doubt about the Partnership's ability to continue as a going concern during the upcoming year.

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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Partnership maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits. At December 31, 2005, the Partnership had its cash and cash equivalents with one financial institution. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Securities

The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities , which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to invest in the securities at least through the minimum holding period, the Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.

The Company’s investments in available for sale securities consist of shares of Uranium Power Corporation (“UPC’) and are reported at their fair values. Unrealized gains and losses are accumulated as a separate component of shareholders’ equity and are reported as comprehensive gains or losses.

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(Continued)

Available-for-sale
		Gross
		Unrealized	Market
	Cost	Loss	Value
2005
UPC shares	$337,700	$(86,100)	$251,600
	$337,700	$(86,100)	$251,600

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

Inventories

Inventories consist of aviation fuel. Inventories are stated at lower of cost or market using the average cost method.

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

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(Continued)

Mineral Properties
The Partnership capitalizes all costs incidental to the acquisition of mineral properties as incurred. Costs are charged to operations if the Company determines that the property is not economical. Mineral exploration costs are expensed as incurred. When it is determined that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs subsequently incurred are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred.

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

Fair Value of Financial Instruments

The carrying amount of cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The recorded amounts for short-term and long-term debt approximate fair market value due to the variable nature of the interest rates on the short term debt, and the fact that interest rates remain generally unchanged from issuance of the long term debt.

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

Income Taxes

No provision for income taxes is recorded in the financial statements of the Partnership. The tax effects of the Partnership's operations accrue to the members.

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(Continued)

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

C. RELATED PARTY TRANSACTIONS:

The Partnership provides management and administrative services for affiliates under the terms of various management agreements. The Partnership operates the Glen L. Larsen office complex; holds interests in various mineral operations; conducts oil and gas operations; and transacts all operating and payroll expenses for USE and Crested and their subsidiaries. The partnership recognized $367,800, $341,000 and $427,100 in management fees during the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, the partnership was owed $3,490,300 and $3,465,500 respectively, from related parties, by common ownership, for services the partnership had provided.

D. DEBT:

Lines of Credit

The Company and USE have a $750,000 line of credit from a commercial bank. The line of credit has a variable interest rate (8.25% as of December 31, 2005). The weighted average interest rate for the year ended December 31, 2005 was 7.15%. As of December 31, 2005, none of the line of credit had been borrowed. The line of credit is collateralized by certain real property and a share of the net proceeds of fees from production of certain oil wells.

The components of long-term debt as of December 31, 2005, and 2004 are as follows:

	December 31,
	2005	2004
Installment notes to financial institutions
collateralized by equipment; interest
at 5.25% to 9.0%, matures in 2006-2010	$969,000	$1,192,300
Less current portion	(121,400)	(176,600)
	$847,600	$1,015,700

Principal requirements on long-term debt are $121,400, $819,100, $16,800, $7,700 and $4,000 for the years ended December 31, 2005 through 2009, respectively.

USECB JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(Continued)

E. OPERATING LEASES

The Company is the lessor of portions of the office buildings and building improvements that it owns. The Company occupies the majority of the main office building. The leases are accounted for as operating leases and provide for minimum monthly receipts of $7,700 through December, 2006. All of the Company's leases are for two years or less.

The total costs of the office buildings and building improvements totaled $3,734,700 as of December 31, 2005 and 2004 and accumulated depreciation amounted to $1,993,500 and $1,911,600 as of December 31, 2005 and 2004, respectively. Rental income under the agreements was $92,300, $91,300 and $103,700 for the years ended December 31, 2005, 2004 and 2003.

Future minimum receipts for noncancellable operating leases are as follows:

Years Ending
December 31,	Amount
2006	$74,900

F. RECLASSIFICATION

Certain amounts in 2004 were reclassified to conform to the 2005 presentation.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

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

ITEM 9B. Other Information

None

PART III

In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of December 31, 2005, we will file such information under cover of a Form 10-K/A.

ITEM 10. Directors and Executive Officers of The Registrant.

The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2006, under the captions “Proposal 1: Election of Directors, “Filing of Reports Under Section 16(a),” and “Business Experience and Other Directorships of Directors and Nominees.” The information regarding the remaining executive officers follows:

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Daniel P. Svilar, Secretary, 877 North 8th West, Riverton, WY 82501.

Information Concerning Executive Officers Who Are Not Directors.

The following information is provided pursuant to Instruction 2, Item 401 of Reg. S-K, regarding certain of the executive officers of Crested who is not also a director.

Robert Scott Lorimer, age 55, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both of these companies since May 25, 1991, their Treasurer since December 15, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

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

ITEM 14. Principal Accounting Fees and Services

(1) - (4) Epstein, Weber and Conover and Grant Thornton LLP billed us as follows for the years ended December 31, 2005, 2004, and 2003:

	Year ended	Year ended	Year ended
	December 31, 2005	December 31, 2004	December 31, 2003

Audit Fees (a)	$21,600	$28,200	$27,600

Audit-Related Fees (b)	$--	$--	$--

Tax Fees (c)	$--	$9,600	$5,500

All Other Fees (d)	$--	$--	$--

a.	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission (“SEC”).

b.
For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2005, 2004, and 2003, respectively.

c.	For tax compliance, tax advice and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2004, 2003 and 2002, respectively.

d.	For services in respect of any and all other reports as required by the SEC and other governing agencies.

(5)(i) Our audit committee approves the terms of engagement before we engage Epstein Weber & Conover for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by the audit committee. These pre-approval policies and procedures are detailed as to the category of services and the audit committee is kept informed of each service provided. These policies and procedures and the work performed pursuant thereto, do not include delegation any delegation to management of the audit committee’s responsibilities under the Securities Exchange Act of 1934.

(5)(ii) The percentage of services provided by Audit-Related Fees, Tax Fees and All Other Fees, which services were delivered pursuant to pre-approval policies and procedures established by the audit committee, in the years ended December 31, 2005, 2004 and 2003 were: Audit-Related Fees 100%, 75% and 83%; Tax Fees 0%, 25% and 17%; and All Other Fees 0%, 0% and 0%.

PART IV

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules, Reports and Form 8-K.

(a) Financial Statements and Exhibits:
Page
No.
(1) The following financial statements are filed as a part of this Report as Item 8:

Financial Statements Crested Corp.	42

Report of Independent Registered Public Accounting Firm Epstein, Weber & Conover	43

Report of (former) Independent Registered Public Accounting Firm Grant Thornton LLP	44

Balance Sheets - December 31, 2005 and 2004	45

Statements of Operations for the Years ended December 31, 2005, 2004 and 2003	46

Statements of Shareholders’ Deficit for the Years ended December 31, 2005, 2004 and 2003	48

Statements of Cash Flows For the Years ended December 31, 2005, 2004 and 2003	49

Notes to Financial Statements	51

Report of Independent Registered Public Accounting Firm Epstein, Weber & Conover	76

Report of (former) Independent Registered Public Accounting Firm Grant Thornton LLP	77

USECB Joint Venture Balance Sheets December 31, 2005 and 2004	78

USECB Joint Venture Statements of Operations for the Years ended December 31, 2005, 2004 and 2003	80

USECB Joint Venture Statements of Changes in Partners' Capital from December 31, 2003 to December 31, 2005	81

USECB Joint Venture Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003	82

USECB Joint Venture Notes to Financial Statements	84

(2) All other schedules have been omitted because the required information is inapplicable or is shown in the notes to financial statements.

(3) Exhibits Required to be Filed.

Exhibit No.	Title of Exhibit	Sequential Page No.

3.1	Restated Articles of Incorporation	[1]

3.1(a)	Amendment to Articles of Incorporation	*

3.2 - 3.3	[intentionally left blank]

3.4	By-Laws	[2]

10.1	[intentionally left blank]

10.2	Management Agreement - USE - CC	[3]

10.3	Joint Venture Agreement - Registrant and USE	[2]

10.4	Purchase and Sale Agreement (without exhibits)- Bell Coast Capital Corp., n/k/a Uranium Power Corp.	[5]

10.4(a)	Amendment to Purchase and Sale Agreement	[6]

10.5	Mining Venture Agreement (without exhibits) - Uranium Power Corp. (April 2005)	[7]

10.6	Pre-Acquisition Agreement (without exhibits) - Enterra Energy Trust	[8]

10.7	Amendment to Pre-Acquisition Agreement	*

14.0	Code of Ethics	[4]

21	Subsidiaries of Registrant	[9]

31.1	Certification under Rule 13a-14(a) Harold F. Herron	*

31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer	*

32.1	Certification under Rule 13a-14(b) Harold F. Herron	*

32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer	*
* Filed herewith

By Reference

[1]	Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10-K for the year ended May 31, 1989.

[2]	Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10-K for the year ended May 31, 1990.

[3]	Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10-K for the year ended May 31, 1991.

[4]	Incorporated by reference from the exhibit to the Registrant's Form 10-K, filed March 30, 2004.

[5]	Incorporated by reference from exhibit 10.4 to the Registrant’s Form 10-K, for year ended December 31, 2004

[6]	Incorporated by reference from the exhibit filed to the Registrants Form 8-k (January 17, 2006)

[7]	Incorporated by reference from exhibit 10.5 to the Registrant’s Form 10-K for year ended December 31, 2004

[8]	Incorporated by reference from exhibit 10.6 to the Registrant’s Form 10-K for year ended December 31, 2004

[9]	Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-K for the year ended May 31, 2001.

[10]-[23]	[intentionally left blank]

(b)	Reports filed on Form 8-K

During the fourth quarter ended December 31, 2005, the Registrant filed one report on Form 8-K (October 25, 2005 - Adoption of Retirement Policy and Uranium Mill and Mineral Properties).

(c)	Required exhibits follow the signature page and are listed above under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by an undersigned, thereunto duly authorized.

CRESTED CORP.
(Registrant)

Date: April 12, 2005	By:	/s/John L. Larsen
JOHN L. LARSEN,
CHAIRMAN and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 12, 2005	By:	/s/ John L. Larsen
JOHN L. LARSEN, Director

Date: April 12, 2005	By:	/s/ Daniel P. Svilar
DANIEL P. SVILAR, Director

Date: April 12, 2005	BY:	/s/ Harold F. Herron
HAROLD F. HERRON, Director

Date: April 12, 2005	BY:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director

Date: April 12, 2005	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer