Form 10-Q
period 2006-03-31
CRESTED CORP
filed 2006-05-15
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2006 or

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
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at May 15, 2006
Common stock, $.001 par value	17,164,298

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Balance Sheets (Unaudited)
	March 31, 2006 and December 31, 2005	4

	Condensed Statements of Operations (Unaudited)
	Three Months Ended March 31, 2006 and 2005	5

	Condensed Statements of Cash Flows (Unaudited)
	Three Months Ended March 31, 2006 and 2005	6

	Notes to Condensed Financial Statements (Unaudited)	7-9

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	10-17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17-19

ITEM 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 2.	Changes in Securities and Use of Proceeds	20

ITEM 3.	Defaults upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	21

	Signatures	22

	Certifications	See Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CRESTED CORP.
BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$85,600	$95,100

INVESTMENTS IN AFFILIATES
Affiliated companies	4,147,800	3,348,800
Non-affiliated companies	5,020,800	5,228,300
	9,168,600	8,577,100
PROPERTIES AND EQUIPMENT
Machinery and other equipment	10,000	10,000
Developed oil properties, full cost method	886,800	886,800
	896,800	896,800
Less accumulated depreciation, depletion and amortization	(886,800)	(886,800)
	10,000	10,000
	$9,264,200	$8,682,200

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current debt to affiliate	$11,410,000	$10,821,800
Asset retirement obligation	106,200	106,200
	11,516,200	10,928,000

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	1,115,700	1,045,200

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; 100,000,000 shares authorized;
17,149,298 shares issued and outstanding each period	17,200	17,200
Additional paid-in capital	11,814,400	11,814,400
Accumulated deficit	(15,425,000)	(15,348,300)
	(3,593,400)	(3,516,700)
	$9,264,200	$8,682,200

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2006	2005

REVENUES:	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	70,600	22,700
General and administrative	88,300	28,900
	158,900	51,600
LOSS FROM CONTINUING OPERATIONS	(158,900)	(51,600)

OTHER REVENUES AND (EXPENSES):
Interest	400	--
Loss on valuation of derivatives	(207,500)	--
	(207,100)	--

LOSS BEFORE EQUITY GAIN (LOSS),
AND PROVISION FOR INCOME TAXES	(366,000)	(51,600)

EQUITY IN GAIN (LOSS) OF AFFILIATE	289,300	(372,900)

LOSS BEFORE PROVISION
FOR INCOME TAXES	(76,700)	(424,500)

PROVISION FOR INCOME TAXES	--	--

NET LOSS	$(76,700)	$(424,500)

PER SHARE DATA
NET LOSS PER SHARE, BASIC AND DILUTED	*	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,149,298	17,137,298

* Less than $0.01 per share

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,700)	$(424,500)
Adjustments to reconcile net loss to net cash
used in by operating activities:
Equity in (gain) loss of affiliate	(289,300)	372,900
Noncash compensation	62,300	--
Change in valuation of derivatives	207,500	--
Accretion of asset retirement obligation	70,500	22,700
NET CASH USED IN OPERATING ACTIVITIES	(25,700)	(28,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliates	(509,700)	(941,200)

CASH FLOWS FROM FINANCING ACTIVATES:
Net activity on debt to affiliate	525,900	970,100

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(9,500)	--

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	95,100	3,800

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$85,600	$3,800

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--

Income tax paid	$--	$--

The accompanying notes are an integral part of these statements.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)

1) The Condensed Balance Sheets as of March 31, 2006, the Condensed Statements of Operations for the three months ended March 31, 2006 and 2005 and Statements of Cash Flows for the three months ended March 31, 2006 and 2005 have been prepared by the Company without audit. The Condensed Balance Sheets at December 31, 2005, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2005 Form 10-K. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

4) During the three months ended March 31, 2006 the Company recorded a loss of $76,700. With the exception of the year ended December 31, 2005 when the Company recorded a net gain of $4,541,400 it has generated significant net losses during prior years. These prior year losses contribute to an accumulated deficit of $15,425,000 at March 31, 2006. The Company also has a working capital deficit of $11,430,600 at March 31, 2006 that includes $11,410,000 due to USE. At March 31, 2006, the Company does not have sufficient cash or cash flows from operations to meet its on going general and administrative costs and retire the debt due to USE. All of these factors raise substantial doubt about the Company’s ability to continue as a going concern during the upcoming year.

At March 31, 2006 the Company held 245,759 Class D shares of Enterra US Acquisitions Inc. (“Acquisitions”) which are convertible on June 1, 2006 to shares of Enterra Energy Trust (“Enterra”). These Class D shares of Acquisitions are valued at $4,685,600 at March 31, 2006. The Company plans on selling these shares after June 1, 2006 and using the proceeds to reduce its debt to USE pay its general and administrative expenses and seek an acquisition. The Company also has other assets that are unencumbered that could be sold to generate cash. There can be no assurances that any funds generated from the sale of assets will be sufficient to meet all of the Company’s obligations.

In order to improve the liquidity of the Company, management intends to do the following:

•	Successfully conclude the litigation with Nukem, Inc. (“Nukem”).
•	Continue working with Uranium Power Corp. (“UPC”) and USE to explore and develop jointly held uranium properties along with seeking a joint venture partner.
•	Seek joint venture partners on other mineral properties which the Company owns an interest in.
•	Convert its shares of Acquisitions into shares of Enterra which will be sold.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

5) Debt at March 31, 2006 and December 31, 2005, consists of debt payable to the Company's parent U.S. Energy Corp. ("USE") of $11,410,000 and $10,821,800, respectively. This debt has been incurred as a result of USE funding the Company’s portion of joint operations and investments. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE. USE has agreed not to call the note for the next 14 months.

6) During the three months ended March 31, 2006, the Company did not issue any shares of common stock.

7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to employee options are excluded from the computation of diluted earnings (loss) per share, because they are anti-dilutive. These options totaled 1,700,000 and -0- at March 31, 2006 and 2005, respectively. Stock options have a weighted average exercise price of $1.71 per share at March 31, 2006. Potential common shares relating to convertible debt are excluded from the computation of diluted loss per share, because they are ant-dilutive.

8) The Company's management adopted an Incentive Stock Option Plan (ISOP), which was approved by the Company’s shareholders on September 2, 2004. 2,000,000 shares of common stock are reserved for grant under the ISOP, but the number of shares so reserved will be automatically increased to always equal not more than 20% of the Company’s issued and outstanding shares of common stock. As of March 31, 2006 a total of 1,700,000 options under the ISOP had been issued to officers and employees of USE and the Company and directors of USE. These options were issued on June 10, 2005, have an exercise price of $1.71 per share and expire on June 9, 2015.

The Company has adopted the disclosure requirements of SFAS No. 123(R) "Accounting for Stock - Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and they were issued prior to June 15, 2005. All future issuances of options under the plan will be evaluated using the Black Scholes model and expensed over the term of the option.

9) The Company has uranium properties that are in a shut down status in Wyoming for which it is responsible for the reclamation expense. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

The Company accounts for the reclamation of its mineral properties and oil properties pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligation.” Under the provisions of this accounting statement, the Company records the estimated fair value of the reclamation liability on its mineral properties as of the date that the liability is incurred with a corresponding increase in the property’s book value. Actual costs could differ from those estimates. The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required.

The Company deducts any actual funds expended for reclamation from the asset retirement obligations during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut-down mining properties, it has no remaining book value for these properties. Any upward revisions of retirement costs on its mineral properties will therefore be expensed in the quarter in which they are recorded.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2005	$1,151,400
Addition to Liability	--
Liability Settled	--
Accretion Expense - 8% discount rate	70,500
Balance March 31, 2006	$1,221,900

These reclamation activities are scheduled to be completed over the next several years.

10) The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

CRESTED CORP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2006 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2005. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

General Overview

Crested Corp. ("Crested" or the "Company") historically has been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged to a limited extent in commercial real estate, but only in connection with acquiring mineral properties which included commercial real estate.

The Company manages its operations through a non-consolidated joint venture, USECC Joint Venture ("USECC"), with its parent company, U.S. Energy Corp. ("USE"). USE owns 71% of the Company’s common stock. The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the three months ended March 31, 2006.

Until the calendar year ended December 31, 2005, the Company’s uranium and gold properties were shut down due to depressed metals prices. During 2005, the market prices for gold and uranium increased to levels which may allow the Company to place these properties into production or sell part or all of them to industry participants. Exploration work was resumed on the uranium properties in 2005 and new uranium properties have been acquired.

Uranium - The price of uranium concentrate ("U3O8”) has increased from a five year low of $7.25 per pound in January 2001 to a five year high of $41 per pound in April 2006.

Gold - The five year low for gold was in 2001 when it hit $256 per ounce. The market price for gold has risen since that time to an average price for first quarter of 2006 of $569.41 per ounce. As of May 1, 2006 the price for gold was $657.50 per ounce. (Metal Prices.com).

Molybdenum - Annual Metal Week Dealer Oxide mean prices for molybdic oxide averaged $24.05 per pound during the four months ended April 2006, compared with annual averages of $16.41 per pound in 2004, $5.32 per pound in 2003 and $3.77 per pound in 2002. (Metal Prices.com). Continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry.

The rebound in uranium, gold and molybdenum presents an opportunity for the Company. The Company holds what we consider to be significant mineral and related properties in uranium and gold and, with USE, received the Mt. Emmons project, a significant molybdenum property from Phelps Dodge Corporation (“PD”) on February 28, 2006.

Management’s strategy to generate a return on shareholder capital is first, to demonstrate prospective value in the mineral properties sufficient to support substantial investments by large industry partners and second, to structure these investments to bring capital and long term development expertise to move the properties into production.

To demonstrate prospective value in the mineral properties and therefore bring investing industry partners into the mineral projects during the years ended December 31, 2006 and 2007, management of the Company and USE are evaluating having feasibility studies prepared on each of the projects. Some of these studies have already begun. All the studies will be performed by independent engineering firms with the intent of proving up economic development plans for the properties based on current and projected market prices as well as existing or projected infrastructure. In some instances, significant additional exploratory drilling will have to be completed to further delineate grades as well as the extent of the minerals in the ground.

The principal uncertainties in the successful implementation of our strategy are:

•
Whether the feasibility studies will show, for any of the properties, that the minerals can be mined and processed profitably. For some of the properties (like uranium and gold), commodity prices will have to be sustained at levels not materially less than current prices;

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

To some extent, the economic feasibility of a particular property can be changed with modifications to the mine/processing plans (add or not add a circuit to process a particular mineral, enlarge or make smaller the mine plan, etc.). However, overall the principal drivers to attainment of the business strategy are the quality of the minerals in the ground and international commodity prices.

Please see the risk factor disclosures in Item 3, of this Report for more information on the risks and uncertainties in the business.

Forward Looking Statements

This Report on Form 10-Q for the three months ended March 31, 2006 and 2005 includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, we are making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

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

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards.

SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carry-forwards and tax credit carry-forwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

Marketable Securities - The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities , which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to invest in the securities at least through the minimum holding period, the Company's marketable securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.

The Company determined that the conversion feature of the Enterra Series D Common Stock it owns is a derivative. The derivative was determined to be a fair value hedge and any change in value is recognized in the statement of operations.

Recent Accounting Pronouncements

SFAS 123(R) In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation” (“FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”. FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us is first quarter of fiscal 2006. No stock-based employee compensation cost is reflected in net income for the quarter ended March 31, 2006, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and they were issued and vested prior to June 15, 2005. All future issuances of options under the plan will be evaluated using the Black Scholes model and expensed over the term of the option.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Liquidity and Capital Resources

At March 31, 2006, the Company had nominal cash on hand, a shareholders’ deficit of approximately $3.6 million and a working capital deficit of approximately $11.4 million. The principal component of the working capital deficit was a debt payable to USE in the amount of approximately $11.4 million, which USE has agreed not to demand payment of during the next 14 months. The debt to USE increased $588,200 during the quarter ended March 31, 2006. Of this increase $62,300 was non-cash compensation for the accrued funding of the USE ESOP and executive retirement benefit. The Company and USE are working on the sale of certain assets as well as the resolution of outstanding litigation. These items, if concluded, will provide cash to the Company which it can use to reduce its debt to USE.

Capital Resources

At March 31, 2006, the Company held 245,759 exchangeable shares of Class D shares of Enterra Acquisitions (“Acquisitions”), that were recorded as long term investments in non affiliates of $4,685,600. The Company is required to hold the Class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra Energy Trust (“Enterra”) which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). The Company has valued the Class D shares of Acquisitions as a derivative pursuant to SFAS 133. The initial carrying value of the Class D shares at June 1, 2005 was $19.00 per share. Using the risk free interest rate of 4.38% and a volatility of 48.66%, at March 31, 2006 the Acquisition Class D shares have a value of $19.0656 per share. The Company therefore recorded a net loss on the derivative conversion right of the Class D shares of Acquisitions of $207,500 during the quarter ended March 31, 2006. The Class D shares of Acquisitions will be converted to units of Enterra on June 1, 2006 at which time they will be accounted for as marketable securities held-for-sale. The Company may sell part or all of the Enterra Trust units after June 1, 2006.

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

UPC

On January 13, 2006, the Company and USE (acting as their joint venture USECC) amended their December 8, 2004 Purchase and Sale Agreement with Uranium Power Corp. (“UPC”). UPC paid USECC US $2,152,000 and 1,500,000 shares of UPC common stock pursuant to the amendment.

•
The original agreement required UPC to pay USECC $800,000 and issue 750,000 shares of UPC stock on June 29, 2006, and pay an additional $800,000 and issue 750,000 more shares of UPC stock on December 29, 2006. UPC has paid the $1.6 million cash and has delivered the 1.5 million shares to USE and Crested in equal amounts of 750,000 shares.

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

•
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

•
The original agreement required two additional payments each of $800,000 cash and 750,000 UPC shares (total $1,600,000 cash and 1,500,000 UPC shares) due on June 29, 2007 and December 29, 2007. These payment requirements have not been amended and remain due in accordance with the original agreement.

As provided for in the original agreement, UPC would own nothing in the properties subject to the agreement if UPC fails to make any payments on time. Except as amended, the original agreement is unchanged.

Line of Credit

The Company, jointly with USE, has a $750,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment jointly owned with USE. At March 31, 2006, the full line of credit was available to the Company and USE. This line credit is used for short term working capital needs associated with operations.

The Company’s capital resources at March 31, 2006, are not sufficient to satisfy all the capital requirements of the Company. To provide the capital resources needed for the next calendar year, the Company will need to (1) continue to successfully negotiate the terms of its debt with USE, (2) selling of Enterra units and/or equity and (3) successfully resolve the Nukem litigation.

Capital Requirements

The direct capital requirements of the Company during 2006 remain its general and administrative costs; expenses and funding of exploration drilling; the holding costs of the Sheep Mountain uranium properties in Wyoming and a uranium mill and uranium properties in southern Utah, Colorado and Arizona and the maintenance of jointly owned real estate. During the quarter ended March 31, 2006, the Company and USE reacquired the Mt. Emmons molybdenum property, now known as the Lucky Jack Project (“Lucky Jack”), from Phelps Dodge.

The first $500,000 expended by UPC on approved uranium projects, in the UPC joint venture agreement is to be funded entirely by UPC. All expenses over $500,000 for each approved project are to be shared equally by USECC and UPC. Projects for the joint venture with UPC totaling $1,339,900 for the year ending December 31, 2006, has been approved by the management of the joint venture. Of that amount, approximately $400,000 had been funded as of March 31, 2006 by UPC and approximately $158,700 had been expended.

The average monthly care and maintenance costs associated with the Sheep Mountain uranium mineral properties in Wyoming (of which the Company is responsible for 50%) was approximately $25,000 during the year ended December 31, 2005. It is anticipated that this level of care and maintenance costs will continue during calendar 2006. Additionally, the Company will be responsible for approximately $106,200 of reclamation work on the Sheep Mountain properties which represents its 50% obligation.

The Company is contractually obligated to fund 50% of the cash requirements of Plateau Resources Limited, Inc. (“Plateau”) and will share in 50% of any cash receipts of Plateau. USE is responsible for the other 50%. Although the Company participates in 50% of the cash flow from Plateau; 100% of the common stock of Plateau is owned by USE. Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). In March 2005, Plateau filed an application with the State of Utah to restart the Shootaring Mill.

On February 27, 2006, Plateau re-acquired by Foreclosure Sale the Ticaboo townsite operations (“Ticaboo”) located in southern Utah near Lake Powell. The Ticaboo property includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties were acquired when the Shootaring Mill was acquired in 1993. Plateau negotiated a management agreement with a non-affiliated company to manage the Ticaboo properties. Subject to the terms and conditions of the management agreement, the Company will receive one half of the net cash flows from the Ticaboo properties and be responsible for one half of the cash expenditures related to the properties. Initially, the Company will be responsible for its 50% of the capital up-grades to the Ticaboo properties which is currently estimated to be approximately $250,000, or a cash commitment of approximately $125,000.

The Company and USE have decided to pursue permitting and development of the Lucky Jack project and are now engaged in the active pursuit of a sizable mining industry partner to co-develop and mine the property. The Company and USE are considering the commissioning of a full mining feasibility study of the property in light of the fact that the price of molybdic oxide was at $23.50 per pound according to Metal Prices.com on March 31, 2006. The cost of such a feasibility study is not yet known. The Company will be responsible of one half of the cost of the study and development of the Lucky Jack project.

The re-acquisition of the Lucky Jack molybdenum property by the Company and USE also includes the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. Operating costs for the water treatment plant are expected to approximate $1 million annually, of which the Company is responsible for one half. In an effort to assure continued compliance, the Company and USE have retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant.

Results of Operations

Quarter Ended March 31, 2006 compared with the Quarter Ended March 31, 2005

The Company had no revenues during the three months ended March 31, 2006 and 2005. General and Administrative expenses increased by $59,400 during the three months ended March 31, 2006 as compared to the general and administrative expenses recognized during the quarter ended March 31, 2005. This increase is directly related to the accrual of non-cash compensation of $62,300 related to the USE ESOP and the executive retirement plan which was adopted in October 2005.

During the quarter ended March 31, 2006, the Company recognized a loss from the valuation of a derivative associated with the Class D shares of Enterra Acquisitions of $207,500. As the Company did not own the Class D shares until June 1, 2005 no similar entry was recorded during the quarter ended March 31, 2005. During the quarter ended March 31, 2006, the Company recognized an equity gain from USECC of $289,300. During the quarter ended March 31, 2005 the Company recognized an equity loss from USECC of $372,900. The primary cause for the change in the equity gain (loss) of $662,200 was the payments received from UPC during the quarter ended March 31, 2006 described above under Capital Resources.

Operations for the three months ended March 31, 2006 resulted in a net loss of $76,700, or less than $0.01 per share, as compared to a net loss of $424,500 or $0.02 per share during the three months ended March 31, 2005.

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

Operations for the three months ended March 31, 2005 resulted in a net loss of $424,500 or $0.02 per share, as compared to a net loss of $527,400 or $0.03 per share during the three months ended March 31, 2004.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company's contractual obligation from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Subsequent Event

On April 9, 2006, the Company and Crested signed an agreement with Uranium Power Corp. (“UPC”) to add two new projects to their joint venture, the Green River North and the Green River South projects. Both projects are located in Emery County, Utah and are located approximately 110 miles and 90 miles respectively, by paved road from the Company’s Shootaring Mill. The Company and Crested will hold a 50% interest and UPC will hold a 50% interest in the projects in accordance with their Mining Joint Venture agreement.

The Green River North Project consists of 10 lode mining claims owned by the Company. The Green River South project consists of 428 lode mining claims and five State of Utah mineral leases. The Green River South property was previously known as the Sahara Property. The Sahara Property was optioned by UPC from the Uranium Group (“UG”). Under this agreement, UPC has an option to earn a 70% interest by making payments to UG of $585,000 and 200,000 shares of UPC stock, and committing to the expenditure of $1,365,000 for exploration and development activities over the next four years. UPC can earn a further 15% interest by paying UG an additional $300,000 and spending an additional $700,000 on exploration and development work, and issuing 400,000 more UPC shares to UG. UPC, and the Company/Crested, will have equal ownership through the Mining Joint Venture of the interest in the Green River South project as earned by UPC.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

We have a history of operating losses, current working capital deficits and future receipt of funds from liquidating investments may be insufficient to develop our mineral properties, none of which have proved reserves.  At March 31, 2006, we had a working capital deficit of $11,430,600, and an accumulated deficit of $15,425,000.

Working capital and future receipt of proceeds from liquidating the Enterra securities are expected to be sufficient to fund general and administrative expenses, service a portion of the debt owed to USE, and conduct exploration and a limited amount of development work on the mineral properties through 2006. However, putting mineral properties into production (constructing and operating mines and processing facilities) requires very substantial amounts of capital. We are seeking financing sources or large-company industry partners for our uranium, gold and molybdenum properties, but have not entered into final agreements therefore. The development of some or all of the properties likely will be delayed to the extent and for so long as we are unsuccessful in obtaining financing, either in direct capital or through arrangements with industry partners.

If the Company and USE agree to reduce a substantial amount of the debt owed by the Company to USE by issuing Crested common stock to USE, the other shareholders of the Company could incur significant dilution in ownership.

In addition, we are in litigation with Phelps Dodge (see “legal Proceedings” below). An adverse ruling in this matter could negatively impact our working capital position, and could temporarily reduce our ability to continue executing our business plan until capital is replenished from other funding opportunities.

Uncertainties in the value of the mineral properties. While we believe that our mineral properties are valuable, substantial work and capital will be needed to establish whether they are in fact valuable.

•
The profitable mining and processing of uranium and vanadium at and in the vicinity of Plateau’s properties in Utah will depend on many factors: obtaining properties in proximity to the Shootaring Mill to keep transportation costs economic; delineation through extensive drilling and sampling of sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for uranium oxide and vanadium; obtaining the capital required to upgrade the Shootaring Mill and add a vanadium circuit, and obtaining and continued compliance with operating permits.

•
The profitable mining at the Sheep Mountain properties in Wyoming will depend on: Evaluation of existing data to delineate sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for uranium oxide; and UPC and the Company having sufficient capital to complete the drilling and sampling work. In addition, there is no operating mill near Sheep Mountain although the Sweetwater Mill (which is on standby) is located 30 miles south of Sheep Mountain; the ultimate economics of mining the Sheep Mountain properties will depend on access to a mill or sufficiently high uranium oxide prices to warrant shipments to faraway mills.

•
•
The profitable mining and processing of gold by Sutter Gold Mining Inc. (in which the Company owns a substantial stake) will depend on many factors, including compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for gold; and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill

•
We have not yet obtained feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling, the design and costs to build and operate gold and uranium/vanadium mills, the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually must be completed in order to raise the substantial capital needed to put a property into production. We have not established any reserves (economic deposits of mineralized materials) on any of our uranium/vanadium or gold properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

•
The Lucky Jack molybdenum property has had extensive work conducted by prior owners, but this data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be very difficult, and, like any mining operation, capital requirements for a molybdenum mine/mill operation will be substantial. There is a history of opposition by local government entities and environmental organizations to the prior owners seeking permits to mine this property. This opposition has been expressed in litigation from time to time. Continued legal challenges may delay putting the Lucky Jack Project into production.

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

The Company must comply with numerous environmental regulations on a continuous basis, to comply with the United States Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Canyon uranium mill at Ticaboo, Utah). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states where we have properties impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes. Environmental regulatory programs create potential liability for our operations and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the projects until compliance is achieved. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write off of the investments therein.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Material proceedings pending at March 31, 2006, and developments in those proceedings from that date to the date this Report was filed, are summarized below. The legal status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.

Sheep Mountain Partners Arbitration/Litigation

A one day hearing was held in New York City on December 20, 2005. On January 3, 2006 the Panel entered an amended order requesting additional information concerning the CIS contracts. The additional information requested by the Panel was submitted by the parties on February 3, 2006. The parties are currently waiting for the arbitration panel’s decision in this matter.

The timing and ultimate outcome of this litigation cannot be predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge Litigation

On October 31, 2005, Phelps Dodge Corporation (“PD”) filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against the Company and USE. PD is claiming $4,050,200 in attorney’s fees and expenses and $3,692,100 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. The Company and USE have filed a response with the Court denying that USECC owes PD such monies. It is not known how or when the Court will rule on these issues. Management of the Company believes that no monies are due to PD. On February 28, 2006, PD conveyed the Mount Emmons properties (Lucky Jack Project) and the water treatment plant, to the Company and USE.

The timing and ultimate outcome of this litigation cannot be predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations. However, an unfavorable outcome on the full amount of PD’s claim would negatively impact the Company (see “Risk Factors” above).

ITEM 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company did not issue any unregistered securities.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of President Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of President Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed four reports on Form 8-K for the quarter ended March 31, 2006. The events reported were as follows:

	1.	The report filed on January 17, 2006, under Item 1.01 referenced the January 13, 2006 amended agreement between USECC and UPC.

	2.	The report filed on February 28, 2006, under Item 8.01 referenced the re-acquisition by Foreclosure Sale of the Ticaboo townsite operations.

	3.	The report filed on March 2, 2006, under Item 8.01 referenced the re-acquisition of the Mount Emmons molybdenum property.

	4.	The report filed on March 24, 2006, under Item 8.01 referenced the Memorandum of Agreement for the Shootaring Mill License and drilling results for the Burro Canyon Project.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRESTED CORP.
(Company)

Date: May 15, 2006	By:	/s/Harold F. Herron
HEROLD F. HERRON,
CHAIRMAN and President

Date: May 15, 2006	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer