Form 10-Q
period 2006-06-30
CRESTED CORP
filed 2006-08-14
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2006 or

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at August 11, 2006
Common stock, $.001 par value	17,164,298

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Balance Sheets (Unaudited)
	June 30, 2006 and December 31, 2005	4-5

	Condensed Statements of Operations (Unaudited)
	Three and Six Months Ended June 30, 2006 and 2005	6

	Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2006 and 2005	7-8

	Notes to Condensed Financial Statements (Unaudited)	9-11

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12-24

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24-26

ITEM 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

ITEM 1.	Legal Proceedings	27-28

ITEM 2.	Changes in Securities and Use of Proceeds	28

ITEM 3.	Defaults upon Senior Securities	28

ITEM 4.	Submission of Matters to a Vote of Security Holders	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits and Reports on Form 8-K	29-30

	Signatures	31

	Certifications	See Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CRESTED CORP.
BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,418,900	$95,100
Trading securities	1,966,300	-
	3,385,200	95,100
INVESTMENTS IN AFFILIATES
Affiliated companies	4,335,500	3,348,800
Non-affiliated companies	335,200	5,228,300
	4,670,700	8,577,100
PROPERTIES AND EQUIPMENT
Machinery and other equipment	10,000	10,000
Developed oil properties, full cost method	886,800	886,800
	896,800	896,800
Less accumulated depreciation, depletion and amortization	(886,800)	(886,800)
	10,000	10,000
	$8,065,900	$8,682,200

The accompanying notes are an integral part of these statements.

CRESTED CORP.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' DEFICIT

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Current debt to affiliate	$12,329,600	$10,821,800
Asset retirement obligation	106,200	106,200
	12,435,800	10,928,000

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	1,145,000	1,045,200

COMMITMENTS AND CONTINGENCIES	--	--

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; 100,000,000 shares authorized;
17,149,298 shares issued and outstanding each period
shares issued and outstanding	17,200	17,200
Additional paid-in capital	11,814,400	11,814,400
Accumulated deficit	(17,572,200)	(15,348,300)
	(5,740,600)	(3,516,700)
	$8,065,900	$8,682,200

The accompanying notes are an integral part of these statements.

CRESTED CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

REVENUES:	$--	$--	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	29,200	22,700	99,800	45,400
General and administrative	61,100	81,900	149,400	110,800
	90,300	104,600	249,200	156,200
LOSS FROM CONTINUING OPERATIONS	(90,300)	(104,600)	(249,200)	(156,200)

OTHER REVENUES AND (EXPENSES):
Interest	500	--	900	--
Loss on exchange of Enterra Acquisition shares	(1,354,200)	--	(1,354,200)	--
Loss on sale of marketable securities	(53,500)	--	(53,500)	--
Gain (loss) on valuation of derivatives	(16,100)	1,228,800	(223,600)	1,228,800
Gain on sale of investment	--	5,882,500	--	5,882,500
	(1,423,300)	7,111,300	(1,630,400)	7,111,300

(LOSS) GAIN BEFORE EQUITY LOSS,
AND PROVISION FOR INCOME TAXES	(1,513,600)	7,006,700	(1,879,600)	6,955,100

EQUITY IN LOSS OF AFFILIATE	(633,600)	(717,400)	(344,300)	(1,090,300)

(LOSS) GAIN BEFORE PROVISION
FOR INCOME TAXES	(2,147,200)	6,289,300	(2,223,900)	5,864,800

PROVISION FOR INCOME TAXES		(100,000)		(100,000)

NET (LOSS) GAIN	$(2,147,200)	$6,189,300	$(2,223,900)	$5,764,800

PER SHARE DATA
NET (LOSS) GAIN PER SHARE, BASIC	$(0.13)	$0.36	$(0.13)	$0.34

NET (LOSS) GAIN PER SHARE, DILUTED	$(0.13)	$0.36	$(0.13)	$0.34

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,149,298	17,137,298	17,149,298	17,143,265

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,149,298	17,152,298	17,149,298	17,158,265

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,223,900)	$5,764,800
Adjustments to reconcile net (loss) income to net cash
used in by operating activities:
Equity in loss of affiliate	344,300	1,090,300
Loss on exchange of Enterra units	1,354,200	--
Loss on sale of marketable securities	53,500	--
Gain on sale of affiliate	--	(5,882,500)
Noncash compensation	94,200	4,800
Change in valuation of derivatives	223,600	(1,228,800)
Accretion of asset retirement obligation	99,800	45,400
Proceeds from sale of trading securities	1,295,500	--
Taxes payable	--	100,000
NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES	1,241,200	(106,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	(1,331,000)	(1,582,700)
NET CASH USED IN INVESTING ACTIVITIES	(1,331,000)	(1,582,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on debt to affiliate	1,413,600	1,688,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,413,600	1,688,700

NET INCREASE IN
CASH AND CASH EQUIVALENTS	1,323,800	--

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	95,100	3,800

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$1,418,900	$3,800

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
	2006	2005

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--

Income tax paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of Enterra Acquisition Shares for
Enterra Trust Units	$3,315,300	$--

Issuance of stock to outside directors	$--	$4,800

Investment in Non-affiliated companes	$--	$6,734,200

Investment in affiliate	$--	$651,300

Deferred gain on sale of Rocky Mountain Gas	$--	$424,500

Net activity on debt to affiliate	$--	$200,400

The accompanying notes are an integral part of these statements.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)

1) The Condensed Balance Sheets as of June 30, 2006, the Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005 and Statements of Cash Flows for the six months ended June 30, 2006 and 2005 have been prepared by the Company without audit. The Condensed Balance Sheet at December 31, 2005, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2005 Form 10-K. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

4) During the six months ended June 30, 2006 the Company recorded a loss of $2,223,900. With the exception of the year ended December 31, 2005 when the Company recorded a net gain of $4,541,400 it has generated significant net losses during prior years. The loss recognized during the six months ended June 30, 2006 and the prior year losses result in an accumulated deficit of $17,572,200 at June 30, 2006. The Company also has a working capital deficit of $9,050,600 at June 30, 2006. Included in the working capital deficit was $12,329,600 due to the Company’s major shareholder, U.S. Energy Corp. (“USE”). At June 30, 2006, the Company does not have sufficient cash or cash flows from operations to meet its on going general and administrative costs and retire the debt due to USE. All of these factors raise substantial doubt about the Company’s ability to continue as a going concern during the upcoming year.

In order to improve the liquidity of the Company, management intends to do the following:

•	Continue working with Uranium Power Corp. (“UPC”) and USE to explore and develop jointly held uranium properties along with seeking a joint venture partner.
•	Seek joint venture partners on other mineral properties which the Company owns an interest in.
•	Sell its holdings in Enterra Entergy Trust (“Enterra”).

5) Debt at June 30, 2006 and December 31, 2005, consists of debt payable to the Company's parent USE of $12,329,600 and $10,821,800, respectively. This debt has been incurred as a result of USE funding the Company’s portion of joint operations and investments. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE. USE has agreed not to call the note for the next 11 months.

6) During the six months ended June 30, 2006, the Company did not issue any shares of common stock.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to employee options are excluded from the computation of diluted earnings (loss) per share, because they are anti-dilutive. These options totaled 1,700,000 at June 30, 2006 and 2005. Stock options have a weighted average exercise price of $1.71 per share. Potential common shares relating to convertible debt are excluded from the computation of diluted loss per share, because they are anti-dilutive.

8) The Company's management adopted an Incentive Stock Option Plan (ISOP), which was approved by the Company’s shareholders on September 2, 2004. 2,000,000 shares of common stock are reserved for grant under the ISOP, but the number of shares so reserved will be automatically increased to always equal not more than 20% of the Company’s issued and outstanding shares of common stock. As of June 30, 2006 a total of 1,700,000 options under the ISOP had been issued to officers and employees of USE and the Company and directors of USE. These options were issued on June 10, 2005, have an exercise price of $1.71 per share and expire on June 9, 2015.

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

10) The Company accounts for the reclamation of its mineral properties and oil properties pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligation.” Under the provisions of this accounting statement, the Company records the estimated fair value of the reclamation liability on its mineral properties as of the date that the liability is incurred with a corresponding increase in the property’s book value. Actual costs could differ from those estimates. The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required.

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

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2005	$1,151,400
Addition to Liability	99,800
Liability Settled	--
Accretion Expense - 8% discount rate
Balance June 30, 2006	$1,251,200

These reclamation activities are scheduled to be completed over the next several years. In the event that the transaction with sxr Uranium One Inc. (“Uranium One” or “SXR”) is concluded, the Company will no longer be liable for this reclamation obligation (see Subsequent Events).

11) At June 30, 2006 the Company held 145,759 units of Enterra Energy Trust (“Enterra”). These units of Enterra are recorded as Trading Securities and have a market value of $1,966,300 at June 30, 2006. The Company plans on selling these units during the third and fourth quarters of 2006. These units of Enterra were received by the company upon the conversion of Enterra Acquisition (“Acquisitions”) shares on June 6, 2006. These securities were previously classified in Investments: Non-affiliated companies in the Company’s balance sheet. The Acquisition shares were received a portion of the compensation that the Company received when it sold its interest in Rocky Mountain Gas (“RMG”).

During the six months ended June 30, 2005 the Company recorded a gain on the valuation of the derivative associated with the Acquisition shares which allowed them to be converted into shares of Enterra of $1,228,800. The value of the derivative and the underlying Units increased to $4,893,100 at December 31, 2005. As of the date of conversion the Enterra shares had decreased in value which resulted in a loss of $1,354,200 when the investment was moved to trading securities in addition to a final loss of $223,600 from the valuation of the derivative. At June 30, 2006 the Company had sold 100,000 of the Enterra shares for which it received $1,295,500.

12) On July 20, 2006 hearing was held in the United States District Court of Colorado regarding underlying disputes in the case between the Company, USE and Phelps Dodge Corporation, (“PD”). Pursuant to that hearing, a Judgment for attorney fees and costs was rendered by the Court on July 25, 2006. In its Judgment, the Court awarded PD attorney fees and costs in the amount of $3,223,047 and operational expenses for the water treatment plant on the Lucky Jack Molybdenum property, formerly the Mt. Emmons Molybdenum property, in the amount of $4,315,293. The total amount of the award is $7,538,340. The Company and USE share in this potential liability on a 50 - 50 basis. The Company’s potential exposure from this judgment is therefore $3,769,170. The Company and USE have determined that they will appeal the Judgment to the 10th Circuit Court of Appeals. The Company has reviewed FAS 5, “Accounting for Contingencies”, and has determined that the likelihood of prevailing in the appeal is reasonably possible. Although a completely accurate prediction can not be made of the ultimate outcome or timing of an appeal, the Company’s legal expert in the matter believes that the Company will ultimately prevail in overturning the U.S. District Court’s award of attorney fees and costs.

CRESTED CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

CRESTED CORP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis (“MD&A”) of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 2006 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2005. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

General Overview

Crested Corp. ("Crested" or the "Company") historically has been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including; lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged to a limited extent in commercial real estate, primarily in connection with acquiring mineral properties which included commercial real estate.

The Company manages its operations through a non-consolidated joint venture, USECC Joint Venture ("USECC"), with its parent company, U.S. Energy Corp. ("USE"). USE owns 71% of the Company’s common stock. The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the six months ended June 30, 2006.

Until the calendar year ended December 31, 2005, the Company’s uranium and gold properties were shut down due to depressed metals prices. During 2005 and 2006, the market prices for gold, uranium and molybdenum increased to levels which may allow the Company to place these properties into production or sell part or all of them to industry participants. Exploration work was resumed on the uranium properties in 2005 and new uranium properties have been acquired.

Uranium - The price of uranium concentrate has increased from a five year low of $7.25 per pound in January 2001 to a five year high of $46.50 per pound on June 30, 2006. (Ux Weekly)

Gold - The five year low for gold was $265 per ounce in July of 2001. The market price for gold has risen since that time to a five year high of $719.88 per ounce on May 11, 2006. The price for gold on June 30, 2006 was $613.50 per ounce. (Metal Prices.com).

Molybdenum - Annual Metal Week Dealer Oxide mean prices for molybdic oxide averaged $24.73 per pound during the six months ended June 30, 2006, compared with annual averages of: $32.94 per pound in 2005, $16.41 per pound in 2004, $5.32 per pound in 2003 and $3.77 per pound in 2002. The mean price for Dealer Oxide on June 30, 2006 was $25.75 per pound. (Metal Prices.com). Continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry.

The Company holds mineral and related properties in uranium and gold and, with USE, received the Mt. Emmons project which is now known as the Lucky Jack project, a significant molybdenum property from Phelps Dodge Corporation (“PD”) on February 28, 2006. The rebound in uranium, gold and molybdenum therefore presents an opportunity for the Company to either develop or sell all or a portion of these properties to a third party.

Management’s strategy to generate a return on shareholder equity is first, to demonstrate prospective value in the mineral properties sufficient to support substantial investments by large industry partners and second, to structure these investments to bring capital and long term development expertise to move the properties into production.

The principal uncertainties in the successful implementation of our strategy are:

•
Whether a feasibility study will show volumes and grades of mineralization and manageable costs of mining, transportation and processing, which are sufficient to make a profit and to bring industry partners to the point of investment; and

•	Whether USECC can negotiate terms with industry partners which will return a substantial profit to the Company for its retained interest and the project’s development costs to that point in time.

To some extent, the economic feasibility of a particular property can be changed with modifications to the mining, transportation, milling and/or processing plans. However, the overall principal drivers to attainment of the business strategy are the quality and volume of the minerals in the ground, cost of production, and commodity prices.

Please see the risk factor disclosures of this Report for more information on the risks and uncertainties in the business.

Forward Looking Statements

This Report on Form 10-Q for the six months ended June 30, 2006 and Form 10-K for the year ended December 31, 2005 includes, "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, the Company is making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

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

Marketable Securities - The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as either: trading, available-for-sale or held-to-maturity. Based on the Company's intent to sell the securities its equity securities are carried at market value with net gains or (losses) recorded in the Statement of Operations at each reporting period depending on the market value at close of accounting period.

Recent Accounting Pronouncements

SFAS 123(R) In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation” (“FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”. FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us was the first quarter of fiscal 2006. No stock-based employee compensation cost is reflected in net income for the six months and quarter ended June 30, 2006, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and they were issued and vested prior to June 15, 2005. All future issuances of options under the plan will be evaluated using the Black Scholes model and expensed over the term of the option.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Liquidity and Capital Resources

As of June 30, 2006 the Company had sold 100,000 units of its Enterra trading securities. The Company received $1,295,500 from the sales of this stock and therefore had $1,418,900 in cash as of June 30, 2006. The Company also has 145,759 units of Enterra which are recorded as trading securities with a market value of $1,966,400 at June 30, 2006.

Additionally, at June 30, 2006, the Company had a working capital deficit of approximately $9,050,600 and a shareholders’ deficit of approximately $17,572,200. The principal component of the working capital deficit is a debt payable to USE in the amount of approximately $12,329,600, which USE has agreed not to demand payment of during the next 14 months. The debt to USE increased $919,600 during the quarter ended June 30, 2006 and $1,507,800 during the six months then ended.

During the six months ended June 30, 2006 the Company consumed $1,331,000 investing activities while operations and financing activities generated $1,241,200 and $1,413,600 respectfully. Although the Company recorded a net loss of $2,223,900 during the six months ended June 30, 2006 the majority of the loss were non-cash expenditures relating to an equity loss from USECC in the amount of $344,300, the exchange of the Enterra Acquisitions shares of stock to Enterra Energy Trust units of $1,354,200, the change in valuation of the derivative associated with the conversion feature of the Enterra Acquisition units of $223,600, the loss on the sale of Enterra units $53,500, noncash compensation of $94,200 and the accretion of reclamation liabilities of $99,800.

As a result of the decision of the U.S. Federal District Court of Colorado, and the Company’s decision to appeal that decision, the Company and USE must bond $7,538,340 as an award granted by the Court to Phelps Dodge Corporation (“PD”) in relation to ongoing litigation regarding the Lucky Jack molybdenum project in Colorado. The Company will also have to continue to pay interest at the rate of 5 ½% on the judgment until such time as the judgment is either overturned or ultimately paid. The Company has reviewed FAS 5, “Accounting for Contingencies”, and has determined that the likelihood of prevailing in the appeal is reasonably possible. Although a completely accurate prediction can not be made of the ultimate outcome or timing of an appeal, the Company’s legal expert in the matter believes that the Company will ultimately prevail in overturning the U.S. District Court’s award of attorney fees and costs. The proceeds from the sale of the Enterra units are expected to be sufficient to fund the bonding requirements of the appeal.

The Company received $1,295,500 from the sale of Enterra stock during the six months ended June 30, 2006. These funds were invested into USECC in the amount of $1,331,000, which resulted in the consumption of $35,300 in Investing Activities. Financing activities during the six months ended June 30, 2006 consisted of borrowings from USE in the amount of $1,413,600.

The Company believes that the current market prices for gold, uranium and molybdenum are at levels that warrant the exploration and development of the Company’s mineral properties. Management of the Company anticipates these metals prices will remain at levels which will allow the properties to be produced economically. Management of the Company therefore believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, and the sale of equity or a combination of the three. The successful development and production of these properties could greatly enhance the liquidity and financial position of the Company.

Capital Resources

Enterra Energy Trust

The Company received 245,759 units of Enterra Energy Trust (“Enterra”) in June of 2006 as an automatic conversion from Enterra Acquisition shares which it received when it sold its interest in Rocky Mountain Gas, Inc. (“RMG”) during calendar 2005. During the month of June, 2006 the Company sold 100,000 of the Enterra units. It received $1,295,500 for the sale of these units. Management of the Company plans on selling the balance of the Enterra units, 145,759 units, during the third and fourth quarters of calendar 2006. At June 30, 2006 the market price for the Enterra units was $13.49 per share. The price for the Enterra units has decreased since that time and at July 28, 2006 it was $11.97 per share. Part of the decrease in the price of Enterra units is attributed to Enterra announcing that it was reducing its monthly dividend from $0.18 per share to $0.12 per share. In the event that the Company can obtain the current market price for the Enterra units it owns it would receive approximately $1.7 million.

Pinnacle Gas Resources, Inc.

USECC owns a minority interest in Pinnacle Gas Resources, Inc. (“Pinnacle”). Enterra is entitled to be paid an amount of up to (but not more than) $2,000,000, if proceeds from a future disposition by USECC to a third party of their minority equity interest in Pinnacle exceeds $10,000,000. On May 10, 2006, Pinnacle filed a registration statement with the Securities and Exchange Commission relating to sales of its common stock by the selling stockholders named therein. Information about Pinnacle can be obtained from its registration statement, on file with the SEC at www.sec.gov. This registration statement has not yet become effective. USECC owns 9.8% of the outstanding common stock of Pinnacle and is participating in the public offering. Once this registration statement becomes effective, management of the Company and USE may sell some or all of their equity in Pinnacle.

Uranium Power Corp.

On December 8, 2004 Uranium Power Corp. (“UPC”) signed a Purchase and Sales Agreement with USECC to purchase an undivided 50% interest in the Sheep Mountain properties. The agreement was amended on January 13, 2006.

UPC paid USECC $850,000 in calendar 2005, and issued 1,000,000 UPC shares to USECC (1/2 each to USE and Crested) in 2004 and 2005. As a result of the amendment, UPC has paid an additional $1,975,000 and issued 1.5 million more shares for a total of 2.5 million shares, against the purchase price. USECC sold 203,500 of these shares as of June 30, 2006 which generated $78,000 in net cash. These funds are used to pay operating costs of USECC.

An additional $4.1 million and 1.5 million shares are required to pay the full purchase price: $1.5 million on April 29, 2007 and $1.25 million on October 29, 2007 (provided UPC is required to pay 50% of all money it raises after January 13, 2006 until the two $1.5 million payments are made); and two additional payments each of $800,000 cash and 750,000 UPC shares (total $1,600,000 cash and 1,500,000 UPC shares) on June 29, 2007 and December 29, 2007.

USECC and UPC will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties. UPC will contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). USECC and UPC each will be responsible for 50% of costs on each jointly approved project in excess of $500,000. As of June 30, 2006, UPC had funded $613,600 of the costs related to the properties in the venture. Of that amount the venture had expended $568,500.

Closing of the agreement is required on or before December 29, 2007. UPC may terminate the agreement before closing, in which event UPC (i) would forfeit all payments made up to the termination date; (ii) lose all of its interest in the properties to be contributed by USECC under the agreement; (iii) lose all rights to additional properties acquired in the joint venture as well as forfeit all cash contributions to the joint venture, and (iv) be relieved of its share of reclamation liabilities existing at December 8, 2004.

Sutter Gold

On April 11, 2006, SGMI announced that it closed a non-brokered $759,100 private placement of 4,250,000 shares of its common stock at $0.18 per share. Each share also had an attached transferable warrant exercisable for two years at $0.27. Proceeds from this private placement will be used to fund additional exploratory/development core drilling on its Lincoln Gold Project.

On May 31, 2006, SGMI announced successfully  closing  a $2,818,900. The private placement consisted of 12,062,000 units at $0.225 per unit. Each unit comprises one common share and one 24-month warrant. Each warrant can be exercised to purchase one common share at a price of $0.315 per share. Proceeds from this private placement will fund a combined underground and surface diamond drill program and, if warranted, a feasibility study on its Sutter Gold Mine which is an advanced stage gold project in the historic Mother Lode located about 50 miles southeast of Sacramento, California.

Line of Credit

The Company, jointly with USE, has a $500,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment jointly owned with USE. At June 30, 2006, the full line of credit was available to the Company and USE. This line credit is used for short term working capital needs associated with operations.

Other

On May 15, 2006, the Arbitration Panel (“Panel”) in the Nukem and Sheep Mountain Partners (“SMP”) case issued a Clarification of the Arbitration Award as a result of the remand to the Panel by the United States District Court for the District of Colorado pursuant to the Order of the 10th Circuit Court of Appeals. In its Clarification of the Arbitration Award, the Panel held that the Constructive Trust was intended to secure the payment of the original damage award of $15 million and it was extinguished upon Nukem’s payment of that damage award to USECC. The Company therefore will not receive its portion of the previously disclosed $20 million judgment from Nukem.

The Company’s capital resources at June 30, 2006, are not sufficient to satisfy all the capital requirements of the Company. To provide the capital resources needed for the next calendar year, the Company will need to (1) continue to successfully negotiate the terms of its debt with USE and (2) sell its Enterra units and/or equity.

Capital Requirements

The direct capital requirements of the Company during 2006 remain its general and administrative costs; expenses and funding of exploration drilling; the holding costs of the Sheep Mountain uranium properties in Wyoming and a uranium mill and uranium properties in southern Utah, Colorado and Arizona and the maintenance of jointly owned real estate. During the six months ended June 30, 2006, the Company and USE reacquired the Mt. Emmons molybdenum property, now known as the Lucky Jack Project (“Lucky Jack”), from PD. In addition to receiving the Lucky Jack property the Company and USE became the owners of a water treatment plant which is attached to the property and thereby responsible for the operation of the plant.

Maintaining Mineral Properties

Uranium Properties

The agreement with UPC calls for UPC to fund 50% of the expenses associated with maintaining the Sheep Mountain uranium properties in central Wyoming and five other uranium projects and performing exploration drilling on them. A budget of $2.3 million for the year ending December 31, 2006 has been approved, relating to reclamation work at the uranium properties, exploration drilling, geological and engineering work and other costs. UPC has also agreed to fund the first $500,000 of all approved projects up to a total of $10,000,000 and has advanced $613,600 against the 2006 approved budget. In the first half of 2006, a total of $568,500 was expended under these approved projects. The average care and maintenance costs associated with the Sheep Mountain uranium mineral properties in Wyoming is approximately $200,000 per year of which UPC is required to pay 50% annually.

Plateau Resources Limited, Inc., Uranium Properties

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

It is anticipated that $31 million will be required to modify the Shootaring Mill’s tailings facility to the State of Utah standards and complete other mill upgrades before production can begin. Additionally, a circuit to process vanadium, which is contained in almost all of the mineralized material found in nearby properties, may be added to the Shootaring Mill. In order to fund the refurbishment of the Shootaring Mill and acquire additional uranium properties from which to produce uranium bearing ores, USECC is seeking joint venture partners or equity participants. Once the State of Utah grants Plateau an operating license for the Shootaring Mill the bonding requirement will be increased.

On February 27, 2006, Plateau re-acquired, by Foreclosure Sale, the Ticaboo townsite operations (“Ticaboo”) located in southern Utah near Lake Powell. The Ticaboo property includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. On April 12, 2006 Plateau signed a contract with ARAMARK Sports and Entertainment Services, Inc. for the management and operation of Ticaboo. Initially, the Company will be responsible for capital up-grades to the Ticaboo properties which are currently estimated to be approximately $250,000.

Agreement with Uranium Power Corp.

USECC and Uranium Power Corp. (“UPC”) signed an option agreement on May 11, 2006 to add two new projects; the Green River North and the Green River South projects, located in Emery County, Utah. USECC and UPC will hold equal interests in UPC’s rights to earn 70% under the Initial Option, and another 10% under the Additional Option, in the Green River South project. For the Initial Option, UPC will provide the first $500,000, and USECC will provide the second $500,000. The cash payment and the exploration and development commitment for the Additional Option will be equally funded by UPC and USECC. For the UPC stock component on both the Initial Option and the Additional Option, USECC will pay UPC (in cash, UPC stock, or the Company and USE stock) 50% of the lesser of (i) UPC’s stock price at the time the stock is issued by UPC , and (ii) Cdn$1.00 per share.

The Green River South project, previously known as the Sahara Property, was optioned by UPC from the Uranium Group (“UG”) pursuant to an Amended and Restated Option and Joint Venture Agreement. Under this agreement, UPC has an option to earn a 70% interest (the “Initial Option”) by making payments to UG of $585,000 and 200,000 shares of UPC stock and paying $1,365,000 for exploration and development activities, all over the four years ending December 31, 2009. Until the Initial Option is exercised, UPC will be solely responsible for paying property maintenance costs. At any time after UPC has paid the full price for the Initial Option (whether with the last installment on December 31, 2009, or earlier), UPC can earn a further 15% interest (the “Additional Option”) by paying UG an additional $300,000, issuing to UG 400,000 more UPC shares, and spending an additional $700,000 (over the year following exercise of the Additional Option) on exploration and development work.

If the long term price of uranium oxide is below $20.00 per pound for four consecutive weeks in any calendar year, the payments for that year will be reduced by 50% and the balance deferred to the next year. If the uranium oxide price continues below $20.00, (or recovers but then falls below $20.00 in one or more subsequent years) the balance will be deferred to the next year or years after 2010.

After exercise of the Initial Option (and the Additional Option, if exercised), UG and UPC will fund programs and budgets in proportion to their interests in the property. A party’s interest will be reduced in proportion to its non-funding of costs. If a party’s interest is reduced to 10% or less, its interest will be converted to either a 10% net profits interest or a 2% gross income royalty.

At such time as the Initial Option is exercised, UPC is required to make available to UG a three year $1 million revolving loan (8% simple interest on outstanding balance) for purposes of UG funding its obligations on the project.

UPC (or its designee) is the manager of the project, and will be entitled to compensation (for reasonable management costs, not for profit) of not more than 10% of direct costs associated with exploration activities, plus not more than 2% of direct costs associated with contract work related to development and mining and the purchase of capital equipment. These percentages are subject to adjustment by the parties.

UPC will own a 50% interest in the Green River North project through its participation in the Mining Venture Agreement with USECC, consistent with UPC’s 50% participation in the other uranium properties held by that joint venture.

Sutter Gold Mining Inc. (SGMI) Properties

Sutter Gold has initiated an 18,000 foot underground drilling program to delineate the currently drilled out property to further define the number of ounces available for mining. The 2006 drill program will be divided between underground and surface holes. The 24 hole underground step-out and infill drill program will further define areas with significant mineralized material in six vein structures at the southern end of the Comet zone. The underground drill stations will be located at the end of the existing 2,850 foot decline. The 9 to 12 hole surface drill program is to grid test an area containing what may be another significant mineralized zone in the K5 Vein, historically mined on Sutter's property at the South Spring Hill Mine. Historical records from this area of the K5 Vein reported that portions of the vein were mined with widths ranging from 8 to 70 feet from the mine's drifts and crosscuts.

The estimated cost of these projects is $1.2 million during the balance of calendar 2006. Capital to fund these projects was obtained from private placements of SGMI’s common stock. See Capital Resources above.

Lucky Jack Molybdenum Project

USECC re-acquired the Lucky Jack molybdenum project, formerly known as the Mt. Emmons molybdenum property, located near Crested Butte, Colorado on February 28, 2006. The property was returned to USECC by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between USECC and Amax Inc. (“Amax”).

USECC has decided to pursue permitting and development of the property and are now engaged in the active pursuit of a sizable mining industry partner to co-develop and mine the property. In order to do so, USECC may have to obtain a mine feasibility study which is estimated will cost approximately $2.5 million. Of this total amount, it is anticipated by management that approximately $1.0 million will be spent during the year ended December 31, 2006.

Conveyance of the property by PD to USECC also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. Operating costs for the water treatment plant are expected to approximate $1 million annually. In an effort to assure continued compliance, USECC has retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant.

On July 25, 2006 the U.S. District Court of Colorado awarded PD attorney fees and costs in the amount of $3,223,047 and operational expenses for the water treatment plant on the Lucky Jack molybdenum property in the amount of $4,315,293. The total amount of the award is $7,538,340. The Company and USE have determined that they will appeal the decision of the U.S. District Court to the 10th Circuit Court of Appeals. The Company has reviewed FAS 5, “Accounting for Contingencies”, and has determined that the likelihood of prevailing in the appeal is reasonably possible. Although a completely accurate prediction can not be made of the ultimate outcome or timing of an appeal, the Company’s legal expert in the matter believes that the Company will ultimately prevail in overturning the U.S. District Court’s award of attorney fees and costs.

Results of Operations

Six Months Ended June 30, 2006 compared with the Six Months Ended June 20, 2005

During the three and six months ended June 30, 2006 and June 30, 2005 the Company had no operating revenues. Operating costs and expenses consisted of non cash accretion of asset retirement obligations of $99,800 for the six months ended June 30, 2006 and $29,200 for the three months ended then. The increase in accretion expenses during the six months ended June 30, 2006 as compared to those recorded at June 30, 2005 of $54,400 is as a result of a re-estimation of the actual reclamation cost associated with the Sheep Mountain uranium properties.

During the three and six months ended June 30, 2006 the Company recorded a loss from the exchange of the Enterra Acquisition shares of $1,354,200 and a loss of $53,500 from the sale of Enterra units. The Company received exchangeable shares of Enterra Acquisitions when it sold RMG to Enterra in June of 2005. These shares were convertible to units of Enterra Energy Trust after a one year holding period. Prior to the actual conversion the conversion feature of the Enterra Acquisition shares was accounted for as an imbedded derivative. At the time the actual conversion took place the market price of Enterra Energy Trust units had significantly decreased. The Company plans on selling the units so the Enterra Energy Trust units are recorded at market as trading securities. This therefore resulted in a loss of $1.3 million. During the six months ended June 30, 2006 the Company received $1,295,500 from the sale 100,000 units of Enterra Energy Trust but recognized a loss on the sale of these units of $53,500 due to further declines in the market price of Enterra units.

During the six months ended June 30, 2006 the Company recorded a net loss of $223,600 from the value of the derivative discussed above on the Enterra Acquisition shares. During the six months ended June 30, 2005 the Company recognized revenue of $1,228,800 from the valuation of the derivative. Additionally the Company recorded a net gain on the sale of RMG of $5,882,500 during the six months ended June 30, 2005.

Operations resulted in a net loss per share of $0.13 for during the three and six months ended June 30, 2006 as compared to a net gain per share of $0.34 per share during the six months ended June 30, 2005 and a net gain during the three months ended June 30, 2005 of $0.36 per share. The primary difference in the two periods is the sale of RMG and the gain recognized on the valuation of the imbedded derivative in the Enterra Acquisitions shares.

Six Months Ended June 30, 2005 compared with the Six Months Ended June 30, 2004

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

Subsequent Events

Exclusivity Agreement for potential sale of uranium properties

On July 10, 2006, USECC signed an Exclusivity Agreement with sxr Uranium One Inc. (“Uranium One” or “SXR”), which is headquartered in Toronto, Canada with offices in South Africa and Australia (TSE and JSE “SXR”). Upon signing the Exclusivity Agreement, the Term Sheet (signed by Uranium One, and by USEG and Crested on June 22, 2006) became effective. The Term Sheet sets forth the indicative terms of a proposed sale of the majority of the USEG and Crested’s uranium assets to Uranium One.

Under the terms of the Exclusivity Agreement, Uranium One paid USECC $750,000 (nonrefundable, except for material breach of the Exclusivity Agreement) for the exclusive right to purchase the USECC uranium assets, including the Shootaring Canyon uranium mill in southeast Utah (and all geological libraries and other intellectual property related to the acquired assets and the mill), for a period of up to 270 days (an initial six month period, plus an optional three month extension). During this time, the parties will prepare definitive acquisition agreements. Subject to satisfactory results on Uranium One’s due diligence review and obtaining all required approvals associated with the sale and purchase of the assets, the definitive agreements will be signed and the sale closed as soon as possible.

The Exclusivity Agreement provides that when the assets acquisition is closed, Uranium One will reimburse USECC for those expenses which have been pre-approved by Uranium One.

Under the Term Sheet, Uranium One has the right to purchase the assets under the following terms:

•
$49,250,000 in Uranium One common stock at a set price at closing (the set price is the volume weighted average price of Uranium One stock for the 10 days prior to signing the Exclusivity Agreement, which is US $7.45 per share or Cdn $8.32). This represents the $50 million portion, less the cash paid for the Exclusivity Agreement.

•	$20 million in cash upon the start of commercial operation of the Shootaring Canyon uranium mill.

•	$7.5 million in cash upon the first delivery of mineralized material to a commercial uranium mill from any of the purchased properties that are subject to the Agreement.

•	A cash royalty equivalent to 5% of the revenues derived from the sales value of any commodity produced from the Shootaring Canyon uranium mill, to a maximum royalty payment of $12.5 million.

USECC holds a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest will not be included in the agreement to sell uranium assets to SXR. SXR has announced that it may acquire the Sweetwater mill and the Green Mountain properties from Rio Tinto, separate from the proposed transaction with USECC.

Litigation with Phelps Dodge

On July 25, 2006, the United States District Court for the District of Colorado entered an order granting a motion for attorney fees and costs in favor of Phelps Dodge Corporation and Mt. Emmons Mining Company. A hearing on the motion was held on July 20, 2006. The motion was made in the case of Phelps Dodge Corporation and Mt. Emmons Mining Company v. U.S. Energy Corp. and Crested Corp (Civil Cases No. 02-cv-00796-LTB-PAC), subsequent to the plaintiffs (Phelps Dodge Corporation and Mt. Emmons Mining Company) prevailing in a declaratory judgment action against U.S. Energy Corp. and Crested Corp. regarding the parties’ rights related to molybdenum properties located near Crested Butte, Colorado (the “Mt. Emmons properties”). The court had entered an order in the declaratory judgment action on February 4, 2005. As a result of that earlier order, U.S. Energy Corp. and Crested Corp. have taken title to the subject mineral properties with an existing water treatment plant located thereon.

The court ordered that U.S. Energy Corp and Crested Corp. pay Phelps Dodge $7,538,340 for (i) attorney fees and costs of $3,223,047; plus (ii) operations expenses of $4,315,293 for the Mt. Emmons properties (including costs for Phelps Dodge to operate the water treatment plant for the period from July 2002 through August 2005) and 5 ½% interest on the outstanding judgment amount.

The Company and USE have determined that they will appeal the decision of the U.S. District Court to the United States Tenth Circuit Court of Appeals.

Patent Mining Claims at Lucky Jack Molybdenum Project

United States Tenth Circuit Court of Appeals Affirmation of Lower Court Dismissal of Challenges to Mt. Emmons Patents. On July 21, 2006, the United States Tenth Circuit Court of Appeals (the “10th CCA”) affirmed the January 12, 2005 United States District Court for the District of Colorado dismissal of challenges to the issuance of mining patents (by the United States Bureau of Land Management) on certain of the properties comprising the Mt. Emmons properties, to Phelps Dodge Corporation and Mt. Emmons Mining Company. The case is High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company (the 10th CCA case number is D.C. No. 04-MK-749PAC).

The subject patents (and adjacent properties) are held by U.S. Energy Corp. and Crested Corp. For further information on the Mt. Emmons property, and the background of this litigation (to which neither U.S. Energy Corp. nor Crested Corp. have been parties), please see the Form 10-Ks for the year ended December 31, 2005 filed by U.S. Energy Corp. and Crested Corp.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

As noted above, Pinnacle filed a registration statement with the Securities and Exchange Commission relating to sales of its common stock. This registration statement has not yet become effective. The USECC owns 9.8% of the outstanding common stock of Pinnacle; and is participating in the public offering. The cash the Company can realize from this investment presently is not determinable.

The Company has a history of operating losses, current working capital deficits and future receipt of funds from liquidating investments may be insufficient to develop our mineral properties, none of which have proved reserves.  At June 30, 2006, we had a working capital deficit of $9,050,600, and an accumulated deficit of $17,572,200.

Cash on hand and future receipt of proceeds from liquidating the Enterra units are expected to be adequate to fund the Company’s portion of the cost of a bond needed to appeal the judgment relating to PD judgement. USECC is seeking financing sources or large-company industry partners for our gold and molybdenum properties, but have not entered into final agreements therefore. USECC has successfully negotiated an Exclusivity Agreement with SXR to sell a majority of their uranium assets. The development of some or all of the properties likely will be delayed to the extent and for so long as USECC is unsuccessful in obtaining financing, either in direct capital or through arrangements with industry partners.

If the Company and USE agree to reduce a substantial amount of the debt owed by the Company to USE by issuing Crested common stock to USE, the other shareholders of the Company could incur significant dilution in ownership.

Uncertainties in the value of the mineral properties. While USECC believes that their mineral properties are valuable, substantial work and capital will be needed to establish whether they are in fact valuable.

•
In the event that SXR does not purchase the uranium assets owned by USECC, we will have to continue to pursue an equity or industry partner to assist in the development of the properties. Profitability of the uranium properties will depend on several factors which include continued sustained higher prices for uranium oxide, we need to maintain cost controls at the Shootaring Uranium property in Southern Utah on the mining, transportation and milling of ores and successfully finance and commence refurbishment of the mill. Additionally we may need to either acquire additional mineral properties in the vicinity of the Shootaring mill or acquire ore from contract miners in the area.

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

•
USECC has not yet obtained feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling, the design and costs to build and operate gold and uranium/vanadium mills, the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually must be completed in order to raise the substantial capital needed to put a property into production. USECC has not established any reserves (economic deposits of mineralized materials) on any of our molybdenum, uranium/vanadium or gold properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

Compliance with environmental regulations may be costly. Our business is intensely regulated by government agencies. Permits are required to explore for minerals, operate mines, build and operate processing plants, and handle and store waste. The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues. If the economics of a project would not justify the changes, USECC might have to abandon the project.

USECC must comply with numerous environmental regulations on a continuous basis, to comply with the United States Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Canyon uranium mill near Ticaboo, Utah). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states where we have properties impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes. Environmental regulatory programs create potential liability for our operations and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the projects until compliance is achieved. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write off of the investments therein.

Possible Dilution to Shareholders. Because the Company does not have enough capital to put our properties into production, shareholders may be diluted in their ownership if the Company raises capital. Direct dilution would occur if the Company sells preferred stock, common stock, or debt, convertible into common stock, with conversion and other terms which large institutions can negotiate for substantial capital financings which result in more favorable terms than buying stock in the market. Indirect dilution would occur if institutional financing is raised for a subsidiary company. In this scenario, the percentage of the subsidiary held by us would be diluted.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Material proceedings pending at June 30, 2006, and developments in those proceedings from that date to the date this Report was filed, are summarized below. The legal status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.

Sheep Mountain Partners Arbitration/Litigation

On May 15, 2006, the Arbitration Panel (“Panel”) in the Nukem and Sheep Mountain Partners (“SMP”) case issued a Clarification of the Arbitration Award as to the Constructive Trust as a result of the remand to the Panel by the United States District Court for the District of Colorado pursuant to the Order of the 10th Circuit Court of Appeals.

The Constructive Trust has been the subject of numerous proceedings in the U.S. District Court of Colorado and three appeals to the 10th Circuit Court of Appeals. As a result of these proceedings, the U.S. District Court entered an Order and Judgment in favor of USECC and against Nukem on July 30, 2003 for an additional $20,044,200. In Nukem’s third appeal, the 10th Circuit reversed this Order and Judgment and remanded the case to the Panel for clarification of the Constructive Trust.

In the Remand Hearing before the Panel, Nukem was also seeking a judgment against USECC for over four million dollars claiming an overpayment of the damage award, plus attorney’s fees, costs and expenses. USECC asked the Panel to impress the Constructive Trust on four CIS Contracts in favor of SMP concurrent with the expiration dates of the contracts. In its Clarification of the Arbitration Award, the Panel denied both Nukem’s and USECC’s claims. The Panel held that the Constructive Trust was intended to secure the payment of the original damage award and it was extinguished upon Nukem’s payment of that damage award to USECC.

Phelps Dodge Litigation

On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against USECC. PD claimed $4,050,200 in attorney’s fees and expenses and $3,692,100 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. USECC filed a response with the Court denying that USECC owes PD such monies. On February 28, 2006, PD conveyed the Mount Emmons properties (Lucky Jack Project) and the water treatment plant, to USECC.

A hearing on PD’s motion for attorney’s fees and cost was held on July 20, 2006. On July 25, 2006, the United States District Court for the District of Colorado entered an order granting a motion for attorney fees and costs in favor of Phelps Dodge Corporation and Mt. Emmons Mining Company.

The court ordered that the Company and USE pay Phelps Dodge $7,538,340 for (i) attorney fees and costs of $3,223,047; plus (ii) operations expenses of $4,315,293for the Mt. Emmons properties (including costs for Phelps Dodge to operate the water treatment plant for the period from July 2002 through August 2005). The Company and USE have determined that they will appeal the decision of the U.S. District Court to the 10th Circuit Court of Appeals. The Company has reviewed FAS 5, “Accounting for Contingencies”, and has determined that the likelihood of prevailing in the appeal is reasonably possible. Although a completely accurate prediction can not be made of the ultimate outcome or timing of an appeal, the Company’s legal expert in the matter believes that the Company will ultimately prevail in overturning the U.S. District Court’s award of attorney fees and costs.

United States Tenth Circuit Court of Appeals Affirmation of Lower Court Dismissal of Challenges to Mt. Emmons Patents.

On July 21, 2006, the United States Tenth Circuit Court of Appeals (the “10th CCA”) affirmed the January 12, 2005 United States District Court for the District of Colorado dismissal of challenges to the issuance of mining patents (by the United States Bureau of Land Management) on certain of the properties comprising the Mt. Emmons properties, to Phelps Dodge Corporation and Mt. Emmons Mining Company. The case is High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company (the 10th CCA case number is D.C. No. 04-MK-749PAC).

The subject patents (and adjacent properties) are held by U.S. Energy Corp. and Crested Corp. For further information on the Mt. Emmons property, and the background of this litigation (to which neither U.S. Energy Corp. nor Crested Corp. have been parties), please see the Form 10-Ks for the year ended December 31, 2005 filed by U.S. Energy Corp. and Crested Corp.

Plateau Resources Ltd.

Christian Murer vs. Plateau Resources Limited, Inc.

On May 11, 2006, Christian F. Murer (“Murer”) filed a lawsuit against Plateau in the United States District Court, District of Utah, Central Division (Case Number 2:06cv00393 BSJ) claiming that: 1) Plateau was required to deliver certain geological and engineering data for some unpatented mining claims located in Utah pursuant to an April 8, 1977 agreement between Murer and Century 21 Mining, Inc. and 2) that Murer will be economically damaged by the differential in royalty payments he would otherwise receive under an agreement with IUC Exploration LLC on August 31, 2005. Murer is seeking specific performance and damages. Plateau has retained Parr Waddoups Brown Gee & Loveless of Salt Lake City, Utah to represent Plateau in the case. An answer to the complaint was filed on June 8, 2006. Management of Plateau does not believe that it is obligated to provide the geological and engineering data to Murer or that it owes Mr. Murer damages.

ITEM 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2006, the Company did not issue any unregistered securities.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 23, 2006, the annual meeting of shareholders was held for the election of two directors, Keith G. Larsen and Harold F. Herron who were elected as a directors for a specified term or until their successors are duly appointed and qualified. With respect to the election of the directors, the votes cast were as follows:

Name of Director	Term Expires	For	Abstain

Keith G. Larsen	2009	15,594,176	287,566

Harold F Herron	2009	15,597,276	284,466

The Company's Board of Directors consists of four members: Harold F. Herron, John L. Larsen, Keith G. Larsen, and Daniel P. Svilar.

During the annual meeting of shareholders, there was one other issue voted upon:

	Votes For	Votes Against	Abstain

Appointment of Epstein, Weber & Conover, PLC as independent auditors for calendar 2006	15,760,107	113,052	8,582

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of President Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of President Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed 5 reports on Form 8-K for the quarter ended June 30, 2006. The events reported were as follows:

	1.	The report filed on May 12, 2006, under Item 8.01 referenced the May 9, 2006 agreement with Uranium Power Corp. on two new uranium projects.

	2.	The report filed on May 19, 2006, under Item 8.01 referenced the receipt of the May 15, 2006 Clarification of the Arbitration Award in the Nukem litigation.

	3.	The report filed on May 31, 2006, under Item 8.01 referenced $3 million (Cdn) private placement for Sutter Gold Mining, Inc.

	4.	The report filed on June 8, 2006, under Item 8.01 referenced two amendments to the May 5, 2006 SEDA.

5.
The report filed on June 26, 2006, under Item 8.01 referenced shareholder approval of four proposal at the Annual Meeting including; re-election of two directors, selection of the current audit firm, waiving Nasdaq’s MarketPlace Rule 435 (i)(1)(D) and amendment of the Articles of Incorporation for removal of direct ors only for cause.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRESTED CORP.
(Company)

Date: August 11, 2006	By:	/s/Harold F. Herron
HEROLD F. HERRON,
CHAIRMAN and President

Date: August 11, 2006	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer