Form 10-Q
period 2006-09-30
CRESTED CORP
filed 2006-11-14
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2006 or

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at November 14, 2006
Common stock, $.001 par value	17,182,704

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Balance Sheets
	September 30, 2006 (Unaudited) and December 31, 2005 (Audited)	4-5

	Statements of Operations (Unaudited)
	Three and Nine Months Ended September 30, 2006 and 2005	6

	Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2006 and 2005	7-8

	Notes to Financial Statements (Unaudited)	9-16

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17-29

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29-31

ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	32-34

ITEM 2.	Changes in Securities and Use of Proceeds	34

ITEM 3.	Defaults upon Senior Securities	34

ITEM 4.	Submission of Matters to a Vote of Security Holders	34

ITEM 5.	Other Information	34

ITEM 6.	Exhibits and Reports on Form 8-K	35

	Signatures	36

	Certifications	See Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CRESTED CORP.
BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,521,600	$95,100
Accounts receivable	27,800	--
	4,549,400	95,100
INVESTMENTS:
Affiliated companies	3,763,900	3,348,800
Non-affiliated companies	--	5,228,300
	3,763,900	8,577,100
PROPERTIES AND EQUIPMENT:
Machinery and other equipment	10,000	10,000
Developed oil properties, full cost method	886,800	886,800
	896,800	896,800
Less accumulated depreciation, depletion and amortization	(886,800)	(886,800)
	10,000	10,000
	$8,323,300	$8,682,200

The accompanying notes are an integral part of these statements.

CRESTED CORP.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' DEFICIT

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Current debt to affiliate	$14,335,400	$10,821,800
Accrued payable	700,000	--
Asset retirement obligation	106,200	106,200
	15,141,600	10,928,000

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	1,194,300	1,045,200

COMMITMENTS AND CONTINGENCIES	--	--

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; 100,000,000 shares authorized;
17,149,298 shares issued and outstanding each period
shares issued and outstanding	17,200	17,200
Additional paid-in capital	11,814,400	11,814,400
Accumulated deficit	(20,069,900)	(15,348,300)
	(8,238,300)	(3,516,700)
	$8,323,300	$8,682,200

The accompanying notes are an integral part of these statements.

CRESTED CORP.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

REVENUES:	$--	$--	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	49,300	22,700	149,100	68,100
General and administrative	198,800	50,700	348,200	161,500
	248,100	73,400	497,300	229,600
LOSS FROM CONTINUING OPERATIONS	(248,100)	(73,400)	(497,300)	(229,600)

OTHER REVENUES AND (EXPENSES):
Interest	11,300	800	12,200	800
Dividend income	27,000	12,400	27,000	12,400
Gain (loss) on sale of investment	3,794,800	(65,800)	3,794,800	5,816,700
Loss on exchange of Enterra Acquisition shares	--	--	(1,354,200)	--
(Loss) gain on sale of marketable securities	(270,800)	448,300	(324,300)	448,300
Gain (loss) on valuation of derivatives	--	258,000	(223,600)	1,486,800
Litigation settlement	(3,500,000)	--	(3,500,000)	--
	62,300	653,700	(1,568,100)	7,765,000

LOSS BEFORE EQUITY GAIN (LOSS),
AND PROVISION FOR INCOME TAXES	(185,800)	580,300	(2,065,400)	7,535,400
--
EQUITY IN (LOSS) GAIN OF AFFILIATE	(2,311,900)	187,600	(2,656,200)	(902,700)

(LOSS) GAIN BEFORE PROVISION
FOR INCOME TAXES	(2,497,700)	767,900	(4,721,600)	6,632,700

PROVISION FOR INCOME TAXES	--	--	--	(100,000)

NET (LOSS) INCOME	$(2,497,700)	$767,900	$(4,721,600)	$6,532,700

PER SHARE DATA
NET (LOSS) INCOME PER SHARE,
BASIC AND DILUTED	$(0.15)	$0.04	$(0.28)	$0.38

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,149,298	17,149,298	17,149,298	17,145,298

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,721,600)	$6,532,700
Adjustments to reconcile net (loss) income to net cash
used in by operating activities:
Equity in loss of affiliate	2,656,200	902,700
Loss on exchange of Enterra units	1,354,200	--
Loss (gain) on sale of marketable securities	324,300	(448,300)
Gain on sale of Pinnacle Gas	(3,794,800)	--
Gain on sale of affiliate	--	(5,816,700)
Noncash compensation	195,800	4,800
Change in valuation of derivatives	223,600	(1,486,800)
Accretion of asset retirement obligation	149,100	68,100
Net changes in assets and liabilities	(27,800)	--
NET CASH USED IN OPERATING ACTIVITIES	(3,641,000)	(243,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in non-affiliated companies	--	(65,800)
Proceeds from sale of marketable securities	2,991,000	2,177,800
Proceeds from the sale of Pinnacle Gas	4,830,000	--
Investment in affiliate	(3,071,300)	(1,905,800)
NET PROVIDED BY INVESTING ACTIVITIES	4,749,700	206,200

CASH FLOWS FROM FINANCING ACTIVATES:
Net activity on debt to affiliate	3,317,800	128,300

NET INCREASE IN
CASH AND CASH EQUIVALENTS	4,426,500	91,000

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	95,100	3,800

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$4,521,600	$94,800

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
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

CRESTED CORP.

Notes to Financial Statements (Unaudited)

1) The Balance Sheet as of September 30, 2006, the Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 have been prepared by the Company without audit. The Balance Sheet at December 31, 2005, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2005 Form 10-K. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

3) The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

4) During the nine months ended September 30, 2006 the Company recorded a loss of $4,721,600. With the exception of the year ended December 31, 2005 when the Company recorded a net gain of $4,541,400 it has generated significant net losses during prior years. The loss recognized during the nine months ended September 30, 2006 and the prior year losses result in an accumulated deficit of $20,069,900 at September 30, 2006. The Company also has a working capital deficit of $10,592,200 at September 30, 2006. Included in the working capital deficit was $14,335,400 due to the Company’s major shareholder, U.S. Energy Corp. (“USE”). At September 30, 2006, the Company does not have sufficient cash or cash flows from operations to meet its on going general and administrative costs and retire the debt due to USE. All of these factors raise substantial doubt about the Company’s ability to continue as a going concern during the upcoming year.

5) Debt at September 30, 2006 and December 31, 2005, consists of debt payable to the Company's parent USE of $14,335,400 and $10,821,800, respectively. This debt has been incurred as a result of USE funding the Company’s portion of joint operations and investments. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE.

6) During the nine months ended September 30, 2006, the Company did not issue any shares of common stock.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to employee options are excluded from the computation of diluted loss per share, because they are anti-dilutive.

8) The Company's management adopted an Incentive Stock Option Plan (ISOP), which was approved by the Company’s shareholders on September 2, 2004. 2,000,000 shares of common stock are reserved for grant under the ISOP, but the number of shares so reserved will be automatically increased to always equal not more than 20% of the Company’s issued and outstanding shares of common stock. As of September 30, 2006 a total of 1,700,000 options under the ISOP had been issued to officers and employees of USE and the Company and directors of USE. These options were issued on June 10, 2005, have a weighted exercise price of $1.71 per share and expire on June 9, 2015.

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

9) The Company has uranium properties that are in a shut down status in Wyoming for which it is responsible for 50% of the current reclamation cost. The Company accounts for the reclamation of its mineral properties and oil properties pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligation.” Under the provisions of this accounting statement, the Company records the estimated fair value of the reclamation liability on its mineral properties as of the date that the liability is incurred with a corresponding increase in the property’s book value. Actual costs could differ from those estimates. The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2005	$1,151,400
Addition to Liability
Liability Settled
Accretion Expense - 8% discount rate	149,100
Balance September 30, 2006	$1,300,500

These reclamation activities are scheduled to be completed over the next several years.

10) On July 10, 2006, Company and USE, d/b/a the USECC Joint Venture (“USECC”) signed an Exclusivity Agreement with sxr Uranium One Inc. (“Uranium One” or “SXR”), which is headquartered in Toronto, Canada with offices in South Africa and Australia (TSE and JSE “SXR”). Upon signing the Exclusivity Agreement, the Term Sheet (signed by Uranium One, and by the Company and USE on June 22, 2006) became effective. The Term Sheet sets forth the indicative terms of a proposed sale of the majority of the Company and USE uranium assets to Uranium One. In the event that the transaction with SXR is concluded, the Company will no longer be liable for the majority of the reclamation obligation discussed in Footnote 9.

Under the terms of the Exclusivity Agreement, Uranium One paid USECC $750,000 (nonrefundable, except for material breach of the Exclusivity Agreement) for the exclusive right to purchase the USECC uranium assets, and the Shootaring Canyon uranium mill in southeast Utah (and all geological libraries and other intellectual property related to the acquired assets and the mill), for a period of up to 270 days (an initial six month period, plus an optional three month extension). During this time, the parties will prepare definitive acquisition agreements. Subject to satisfactory results on Uranium One’s due diligence review and obtaining all required approvals associated with the sale and purchase of the assets, the definitive agreements would be signed and the sale closed as soon as possible.

Under the Term Sheet, Uranium One has the right to purchase the assets under the following terms:

•  $49,250,000 in Uranium One common stock at a set price at closing (the set price is the volume weighted average price of Uranium One stock for the 10 days prior to signing the Exclusivity Agreement, which is $7.45 U.S. or $8.32 Cdn per share). This represents the $50 million portion, less the cash paid for the Exclusivity Agreement.

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

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

11) During the quarter ended September 30, 2006 the Company sold all, 245,759, of its units of Enterra Energy Trust (“Enterra”). As a result of the sale of these units of Enterra, the Company received $2,991,000 in net cash proceeds and recorded a net loss of $324,300 on the sale of the marketable securities. These units of Enterra were received by the Company upon the conversion of Enterra Acquisition (“Acquisitions”) shares on June 6, 2006. The units were originally received as a portion of the compensation that the Company received when it sold its interest in Rocky Mountain Gas (“RMG”).

12) During the quarter ended September 30, 2006 the Company sold its equity position in Pinnacle Gas Resources, Inc. (“Pinnacle”). The Company and USE had contributed assets in the formation of Pinnacle along with other joint venture partners in the coal bed methane business previously. The Company received $4,830,000 in cash proceeds from this sale and recorded a gain on the sale of Pinnacle of $3,794,800. As a result of the sale of the sale of the equity ownership of Pinnacle the Company and USE became obligated to pay Enterra $2.0 million in either cash or stock of USE. Subsequent to September 30, 2006, the Company and USE agreed to pay the obligation to Enterra with 506,395 shares of USE common stock owned by Crested. Crested will be obligated to pay 35% of the $2.0 million or $700,000 and will receive a credit from USE on the debt it owes USE in the amount of $1.3 million as a result of the payment to Enterra.

13) On September 26, 2006, the Company and USE signed an agreement with Phelps Dodge Corporation and Mt. Emmons Mining Company (collectively “PD”) to settle the case of Phelps Dodge Corporation and Mt. Emmons Mining Company v. U.S. Energy Corp. and Crested Corp (Civil Case No. 02-cv-00796-LTB-PAC). Under the terms of the settlement agreement, the Company and USE paid PD $7,000,000, $3.5 million each, and PD agreed to deliver to the Company and USE all information, studies and records associated with the Mount Emmons molybdenum property. The parties also agreed to dismiss with prejudice all appeals and cross-appeals. Upon delivery of the information by PD, all disputes between the parties related to the lawsuit will have been settled.

14) Upon the recommendation of the USE Compensation Committee (made on September 29, 2006) the Company and USE paid a cash bonus to all 29 USE employees (including officers) in the aggregate amount of $3,013,000. The bonus was paid for the extraordinary results of the employees’ work on behalf of the Company and USE related to the sale of the Company and USE’s stock in Pinnacle and other transactions.

The USE Compensation Committee is comprised of the four independent directors of USE; none of these persons are directors or officers or employees of the Company. The Compensation Committee determined that the bonus amount allocated to each recipient should be based upon years of service and previous compensation. There was no distinction made in the allocation of benefits between management and non-management participants.

All employees work for both the Company and USE. Under the long-standing joint venture agreement between the Company and USE, each corporation is responsible for paying one-half of all administrative expenses. Accordingly, one-half of the bonus was charged to the Company.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

15) SUBSEQUENT EVENTS

Kobex Resources Ltd. - Lucky Jack Molybdenum Property

On October 6, 2006, the Company and USE, and U.S. Moly Corp. (“U.S. Moly,”) (a Wyoming corporation, which has been organized by the Company and USE but is not yet active), on the one hand, and Kobex Resources Ltd. (“KBX”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), on the other hand, signed a letter agreement (the “Letter Agreement”) providing KBX the opportunity to acquire an option to acquire up to a 50% interest in certain patented and unpatented claims held by the Company and USE . The claims located near Crested Butte, Colorado and referred to as the “Lucky Jack Property” contain significant deposits of molybdenum. For further information on the deposits in the Property, see the Form 10-K for year ended December 31, 2005 (Part I, Item 1 and 2, Business and Properties).

The total cost to KBX, over a period of five years, to exercise the full option will be $50 million in option payments, property expenditures (including the costs to prepare a bankable feasibility study on the Property), plus a cash differential payment if this total is less than $50 million (see below).

KBX has agreed to pay the Company and USE $25,000 each, for which KBX has 60 days to conduct a due diligence review of the Property, to the exclusion of all other parties. This payment is not refundable and will not be credited against future payments and expenditures by KBX in accordance with the Letter Agreement. This payment may be made in cash or KBX common stock, at the Company and USE’s sole election.

At the end of the due diligence period (the “Effective Date”), during which the parties have agreed to use their best efforts to negotiate a formal agreement, KBX may elect (i) not to proceed; or (ii) to proceed with the transaction and sign a formal agreement with U.S. Moly. If the parties are unable to negotiate and execute a formal agreement, they nonetheless shall continue to be bound by the terms of the Letter Agreement and Form 5A (“Exploration, Development and Mine Operating Agreement”) of the Rocky Mountain Mineral Foundation.

At or before the date the parties sign a formal agreement, the Company and USE will have assigned all of their right, title and interest in the Property (except for royalty interests in the Property) to U.S. Moly. Subject to KBX electing to proceed with the transaction, then, upon the first to occur of signing a formal agreement, or January 4, 2007 (90 days after execution of the Letter Agreement), U.S. Moly, or the Company and USE (as the case may be) will deliver executed transfer forms to an independent escrow agent, for the agent’s subsequent delivery to KBX of a 15% undivided interest, and a further 35% undivided interest, in the Property, when KBX has exercised each of the stages of the Option (see below). If U.S. Moly requests KBX to take the 65% Election (see below), U.S. Moly will deliver to escrow a further transfer form for an additional 15% of the Property, for delivery to KBX when it earns the additional interest. The Company and USE each would own an equal percentage of U.S. Moly. Because the Company and USE officers and employees already own 10% of the common stock of U.S. Moly, the Company and USE will each own 45% of the common stock of U.S. Moly.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

Terms and Conditions of the Option. If at the end of the due diligence period, KBX elects to proceed with the transaction, then KBX shall have an exclusive option (the “Option”) to acquire, in two stages, up to an undivided 50% interest in the Property, by paying all of the Option Payments to U.S. Moly, and also paying for permitting, engineering, exploration, operating (including water treatment plants expenses) and all other Property-related costs and expenses (“Expenditures”), until a bankable feasibility study is provided to U.S. Moly. Option Payments may be made in cash or KBX common stock, at KBX’s election. The Expenditures will be paid in cash. KBX also will have to pay an additional cash amount if the total of all Option Payments and Expenditures is less than $50 million at the time a bankable feasibility study is delivered to U.S. Moly (see below).

Date or	Option
Anniversary*	Payment	Expenditures

10 business days
after Effective Date**	$1,450,000	-0-

By first anniversary	$500,000	$3,500,000

By second anniversary	$500,000	$5,000,000

By third anniversary	$500,000	$5,000,000

By fourth anniversary	$500,000	$2,500,000

By fifth anniversary	$500,000	***
	$3,950,000	$16,000,000

*	Anniversary of Effective Date.

**	If paid in KBX stock, 10 business days after Canadian regulatory and stock exchange approval.

***
Delivery of a bankable feasibility study (“BFS”) on the Property. If the total Option Payments and Expenditures and costs to prepare the BFS are less than $50 million, KBX will pay U.S. Moly the difference in cash. If the total is more than $50 million before the BFS is completed, U.S. Moly and KBX each will pay 50% of the balance needed to complete the BFS.

Except for the first Expenditures of $3.5 million and the first Option Payment of $1.45 million (both of which must be paid by KBX if it elects to proceed with the transaction), all other Option Payments and Expenditures are at KBX’s discretion. However, if KBX fails to make any other Option Payments and Expenditures by the due dates (with a 90 day grace period), the Letter Agreement (or the formal agreement, if there is one) will be terminated and all rights and interests will revert to U.S. Moly.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

When KBX has paid $15 million in Expenditures, it will have earned a 15% interest in the Property. When all remaining Option Payments, and all of the Expenditures over $15 million, have been paid, KBX will have earned an additional 35% interest (50% total). However, if when the BFS is delivered, the total of all Option Payments, Expenditures, and BFS costs are less than $50 million, earning this additional 35% interest also will be subject to KBX paying U.S. Moly (in cash) the difference between the actual Option payments and Expenditures paid, and $50 million.

The Company and USE each hold a 3% gross overriding royalty interest in the Property, and this will be reserved for their separate benefit (in addition to their being shareholders of U.S. Moly) when the Property is transferred to U.S. Moly. When KBX earns a 15% interest in the Property, the royalty will be reduced to 2.55% each; when KBX earns a 50% interest, the royalty will be reduced to 1.5% each.

At such time as KBX has earned a 50% interest, KBX will have the right to form a joint venture with U.S. Moly for the Property on a 50%-50% basis. Alternatively, within four months of earning a 50% interest, KBX may offer U.S. Moly a one time only election (30 days to exercise) to (i) elect to remain in the 50%/50% joint venture; or (ii) to allow KBX to acquire an additional 15% interest in the Property for a total of 65% interest in the Property (the “65% Election”), whereby U.S. Moly would revert to a 35% interest (this change in ownership will require KBX to have arranged all future Property financing on optimal terms); or (iii) have KBX acquire all of the outstanding securities of U.S. Moly for KBX common stock on an agreed upon valuation basis (but the KBX shares issued cannot be less than 50% for KBX and not more than 50% for the U.S. Moly securities).

Management of the Property. Until KBX earns its 50% interest, KBX will manage all programs on the Property, but a Technical Committee (with two representatives from each of KBX and U.S. Moly) will approve all programs and budgets for Expenditures. If there is a tie vote, the KBX representative would cast the deciding vote. When the joint venture is formed, a management committee will operate the venture; each of KBX and U.S. Moly will have two representatives, but voting will be in accordance with the parties’ respective percentage interests in the venture. If voting is equal and there is a tie vote, KBX will have the right to cast the deciding vote.

Termination. If KBX elects to move forward with the transaction after the due diligence period, KBX may terminate the Letter Agreement or the formal agreement at any time, subject to KBX paying U.S. Moly the initial $1.45 million Option Payment (in cash or KBX stock), and KBX having paid the minimum initial $3.5 million of Expenditures (if and to the extent that, on termination, KBX has not spent the full $3.5 million of Expenditures). Further, if and to the extent the initial minimum $3.5 million in Expenditures has not been met, termination by KBX will be subject to its paying (in cash) to U.S. Moly the difference between $3.5 million and the total Expenditures actually made by the date of termination.

Broker or Finder’s Fee. If KBX pays a broker or finder’s fee in connection with the transaction, the Company and USE will reimburse KBX up to 50% of the fee (but the reimbursable amount will not exceed Cdn $400,000), in cash or USE common stock (at USE’s election), in four equal annual installments. The reimbursement obligation would terminate if the Letter Agreement or the formal agreement is terminated before it is fully paid.

The foregoing is only a summary of the Letter Agreement and is qualified by reference to the complete Letter Agreement, filed as an exhibit to the 8-K filed October 10, 2006.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

Special Committee of Newly Appointed Directors

On October 13, 2006, USE notified the board of directors of the Company that USE has established a special committee to evaluate whether, and if so how, USE might offer to acquire the common stock of the Company not owned by USE . On October 13, 2006, the board of directors of the Company appointed Michael Zwickl and Kate Martin as directors, and further established a special committee to be comprised of Mr. Zwickl and Ms. Martin. The board of directors of the Company determined that Mr. Zwickl and Ms. Martin are independent directors. Mr. Zwickl and Ms. Martin previously had served as the Company directors.

If USE’s board of directors, acting on the recommendation of the USE special committee, should make an offer for USE to acquire the minority shares of the Company, the Company special committee will determine if the offer, and its terms (when and if USE makes an offer) would be fair to the Company minority shareholders.

The Company special committee has retained Neidiger Tucker Bruner Inc. as its financial advisor to provide an opinion on the fairness, to the Company minority shareholders, of any offer that USE may make to Company in the future.

The board of directors of the Company has issued 9,203 shares of restricted common stock to each of Mr. Zwickl and Ms. Martin, valued at $15,000 each (closing market price of $1.63 per share), to compensate them for service on the special committee.

USE has not and may not in the future make an offer to the Company, and if it does make an offer, the Company may not accept such an offer. In any event, no prediction is made whether or not an offer will be made by USE to acquire the Company’s minority shares, or if made, whether that offer would be recommended by the Company board of directors to the minority shareholders for approval.

CRESTED CORP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis (“MD&A”) of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 2006 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2005. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

General Overview

Crested Corp. ("Crested" or the "Company") historically has been involved in the acquisition, exploration, development and production of properties prospective for minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged to a limited extent in commercial real estate, primarily in connection with acquiring mineral properties which included commercial real estate.

The Company manages its operations through a non-consolidated joint venture, USECC Joint Venture ("USECC"), with its parent company, U.S. Energy Corp. ("USE"). USE owns 71% of the Company’s common stock. The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the nine months ended September 30, 2006.

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

Exploration work was resumed on the uranium properties in 2005 and new uranium properties have been acquired during 2006. The Company and USE re-acquired the Lucky Jack (“Lucky Jack”) molybdenum property near Crested Butte, Colorado during the nine months ended September 30, 2006. The Company and USE’s interest in gold is being developed at Sutter Creek, California through exploration and development drilling which is being paid for by funds raised in an offering of Sutter Gold Mining, Inc. (“Sutter”) common stock.

Uranium - The price of uranium concentrate has increased from a five year low of $7.25 per pound in January 2001 to a five year high of $60.00 per pound on October 30, 2006 (Ux Weekly).

Gold - The five year low for gold was $265 per ounce in July of 2001. The market price for gold has risen since that time to a five year high of $719.88 per ounce on May 11, 2006. The price for gold on October 31, 2006 was $604.10 per ounce (Metal Prices.com).

Molybdenum - The five year low for molybdic oxide was $3.77 per pound in 2002. The five year high of molybdic oxide was $39.50 per pound on June 2, 2005. The price for molybdic oxide was $25.50 per pound on October 27, 2006. (Metal Prices.com).

Management’s strategy to generate a return on shareholder equity is first, to demonstrate prospective value in the mineral properties sufficient to support substantial investments by industry partners and second, to structure these investments to bring capital and long term development expertise to move the properties into production.

The principal uncertainties in the successful implementation of our strategy are:

•	Whether USECC can negotiate terms with industry partners which will return a substantial profit to the Company for its retained interest and the project’s development costs to that point in time; and

•
Whether a feasibility study will show volumes and grades of mineralization and manageable costs of mining, transportation and processing, which are sufficient to make a profit and to bring industry partners or other investors to the point of further investment.

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

Forward Looking Statements

This Report on Form 10-Q for the nine months ended September 30, 2006 and Form 10-K for the year ended December 31, 2005 includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. Whenever words like "expect", "anticipate”, or "believe" are used, the Company is making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

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

Marketable Securities - The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to sell the securities, its equity securities are carried at market value with net gains or (losses) recorded in the Statement of Operations at each reporting period depending on the market value at close of accounting period.

Recent Accounting Pronouncements

SFAS 123(R) In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation” (“FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”. FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us was the first quarter of fiscal 2006. No stock-based employee compensation cost is reflected in net income for the nine months and quarter ended September 30, 2006, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and they were issued and vested prior to June 15, 2005. All future issuances of options under the plan will be evaluated using the Black Scholes model and expensed over the term of the option.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Liquidity and Capital Resources

As of September 30, 2006 the Company had sold all of its Enterra Energy Trust (“Enterra”) units, 245,759 units, that were converted from the Enterra Acquisitions Class D (“Acquisitions”) shares on June 8, 2006. The Company received $2,991,000 in net cash proceeds. The Company also sold its minority interest in Pinnacle Gas Resources, Inc. (“Pinnacle”) for $4,830,000.

Although the Company received these cash proceeds during the quarter ended September 30, 2006 it continued to have a working capital deficit of $10,592,300 and a shareholders’ deficit of $20,069,900. The principal component of the working capital deficit is a debt payable to USE in the amount of $14,335,400. The debt to USE increased $2,005,800 during the quarter ended September 30, 2006 and $3,513,600 during the nine months then ended.

During the nine months ended September 30, 2006 the Company consumed $3,641,000 in operations while investing and financing activities generated $4,749,700 and $3,317,800 respectively. The Company recorded a net loss of $4,758,700 during the nine months ended September 30, 2006. The major component of the loss was a negotiated settlement payment to Phelps Dodge Corporation (“PD”) in the amount of $3.5 million. The settlement was as a result of an order from the Federal District Court of Colorado in favor of PD wherein the Company and USE were ordered to pay PD $7,538,300 plus interest at 5.5% per annum. Rather than appeal the award, the parties agreed on a settlement $7.0 million, of which the Company was obligated to pay one half. The Company had sufficient working capital to pay the settlement amount.

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

UPC paid USECC $850,000 in calendar 2005, and issued 1,000,000 UPC shares to USECC (1/2 each to USE and Crested) in 2004 and 2005. As a result of the amendment, UPC has paid an additional $2,100,000 and issued 1.5 million more shares for a total of 2.5 million shares, against the purchase price. USECC had sold 1,000,000 of these shares as of September 30, 2006 which generated $398,100 in net cash to USECC which is not a consolidated entity in the Company’s financial statements. These funds are used to pay operating costs of USECC.

An additional $4.1 million and 1.5 million shares are required to pay the full purchase price: $1.0 million on April 29, 2007 and $1.5 million on October 29, 2007 (provided UPC is required to pay 50% of all money it raises after January 13, 2006 until the two $1.5 million payments are made); and two additional payments each of $800,000 cash and 750,000 UPC shares (total $1,600,000 cash and 1,500,000 UPC shares) on June 29, 2007 and December 29, 2007.

The agreement with UPC calls for UPC to fund 50% of the expenses associated with maintaining the Sheep Mountain uranium properties in central Wyoming and five other uranium projects and performing exploration drilling on them. A budget of $2.3 million for the year ending December 31, 2006 has been approved, relating to exploration drilling, geological and engineering work, reclamation and other costs associated with the uranium properties. UPC has also agreed to fund the first $500,000 in expenditures for up to 20 projects up to a total of $10,000,000. The Company, USE and UPC each will be responsible for 50% of costs on each jointly approved project in excess of $500,000. As of September 30, 2006, UPC has funded a total of $1,696,500. USECC and UPC will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

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

sxr Uranium One Agreement

On July 10, 2006, the Company and USE signed an Exclusivity Agreement with sxr Uranium One Inc. (“Uranium One” or “SXR”), which is headquartered in Toronto, Canada with offices in South Africa and Australia (TSE and JSE “SXR”). Upon signing the Exclusivity Agreement, the Term Sheet (signed by Uranium One and by the Company and USE on June 22, 2006) became effective. The Term Sheet sets forth the terms of a proposed sale of the majority of the Company and USE uranium assets to Uranium One.

Under the terms of the Exclusivity Agreement, Uranium One paid USECC, which is not consolidated by the Company, $750,000 cash (nonrefundable, except for material breach of the Exclusivity Agreement) for the exclusive right to purchase the Company and USE uranium assets, including the Shootaring Canyon uranium mill in southeast Utah (and all geological libraries and other intellectual property related to the acquired assets and the mill), for a period of up to 270 days (an initial six month period, plus an optional three month extension). During this time, the parties will prepare definitive acquisition agreements. Subject to satisfactory results on Uranium One’s due diligence review and obtaining all required approvals associated with the sale and purchase of the assets, the definitive agreements would be signed and the sale closed as soon as possible.

The Company and USE have continued exploratory and other work on some of the assets subject to the Exclusivity Agreement during the quarter ended September 30, 2006. The Exclusivity Agreement provides that when the assets acquisition is closed, Uranium One will reimburse the Company and USE for those expenses which have been pre-approved by Uranium One.

Under the Term Sheet, Uranium One has the right to purchase the assets under the following terms:

•  $49,250,000 in Uranium One common stock at a set price at closing (the set price is the volume weighted average price of Uranium One stock for the 10 days prior to signing the Exclusivity Agreement, which is $7.45 U.S. or $8.32 Cdn per share). This represents the $50 million portion, less the cash paid for the Exclusivity Agreement.

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

The Company and USE also hold a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest will not be included in the agreement to sell uranium assets to Uranium One. Uranium One has announced that it may acquire the Sweetwater mill and the Green Mountain properties from Rio Tinto, separate from the proposed transaction with the Company and USE.

If the Uranium One transaction closes, the Company and USE will own an equity interest in Uranium One. Capital and operating funds will not be required to maintain and modify the Shootaring Canyon Uranium Mill or any other uranium properties being sold to Uranium One.

Sutter Gold

During the second quarter of 2006, SGMI raised $3,173,700 of net proceeds from two private placements. Proceeds from these private placements will be used to fund additional exploratory/development core drilling on its Lincoln Gold Project.

Line of Credit

The Company, jointly with USE, has a $500,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment jointly owned with USE. At September 30, 2006, the full line of credit was available to the Company and USE. This line credit is used for short term working capital needs associated with operations.

Cash on Hand

As discussed above the Company has monetized certain of its assets which have provided cash which will continue to be used to fund general and administrative expenses, limited exploration, development and required remedial work on its mineral properties and the maintenance of those properties and associated facilities such as the water treatment plant at the Lucky Jack property until such time as an industry partner is secured to develop the properties or they are sold.

Capital Requirements

The direct capital requirements of the Company during 2006 remain its general and administrative costs; expenses and funding of exploration drilling; the holding costs of the Sheep Mountain uranium properties in Wyoming and a uranium mill and uranium properties in southern Utah, Colorado and Arizona and the maintenance of jointly owned real estate. On February 28, 2006, the Company and USE re-acquired the Lucky Jack molybdenum property from PD. In addition to receiving the Lucky Jack property the Company and USE became the owners of a water treatment plant which is attached to the property and thereby responsible for the operation of the plant.

Maintaining Mineral Properties

Uranium Properties

The average care and maintenance costs associated with the Sheep Mountain uranium mineral properties in Wyoming is approximately $200,000 per year of which UPC is required to pay 50% annually. There are also costs associated with the exploration and maintenance of the uranium properties in Utah, Colorado and Arizona. The majority of these costs are covered as a result of the agreements with UPC and SXR detailed above in Capital Resources. In the event that the sale of the properties to SXR is concluded all the costs of maintaining, exploring and developing and reclaiming these properties will be paid for by SXR and UPC.

Sutter Gold Mining Inc. (SGMI) Properties

Sutter initiated an 18,000 foot underground and surface drilling program during the second quarter 2006, to further delineate and define potential resources at the property. The 2006 drill program includes both underground and surface holes. As of September 30, 2006, 15 out of the 24 planned underground step-out and infill drill holes have been completed, which represents approximately 3,000 feet of the overall 18,000 foot surface and underground drill program. On September 14, 2006, Sutter announced that it intersected three new mineralized zones plus significant extensions to four shoots hosting previously reported mineral resources. The 9 to 12 hole surface drill program is to grid test an area containing what may be another significant mineralized zone in the K5 Vein, historically mined on Sutter's property at the South Spring Hill Mine.

The estimated cost of these projects is $897,500 also during the balance of calendar 2006. Capital to fund these projects was obtained from private placements of Sutter’s common stock. See Capital Resources above.

Lucky Jack Molybdenum Property

The Company and USE re-acquired the Lucky Jack molybdenum property, from PD on February 28, 2006. The property was returned to the Company and USE by PD in accordance with a 1987 Amended Royalty Deed and Agreement between the Company and USE and Amax Inc. PD became the successor owner of the property in 1999.

Conveyance of the property by PD to the Company and USE also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. Operating costs for the water treatment plant are expected to approximate $1 million annually. In an effort to assure continued compliance, the Company and USE has retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant.

On September 26, 2006, the Company and USE paid PD $7,000,000 as the final settlement of the July 26, 2006 Judgment of $7,538,300 awarded by the U.S. Federal District Court of Colorado to PD. The Company paid one half of this amount or $3.5 million.

On October 6, 2006 the Company and USE entered into an agreement with Kobex Resources Ltd. (“KBX”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”) to potentially pay these costs. See Subsequent Events below. Until such time as the Company and USE are able to find an industry partner to participate in the Lucky Jack property they will each be responsible for one half of the costs of holding the property which will be significant.

Other

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of their work, the board of directors from time to time has accepted the recommendation of the Compensation Committee to grant a bonus to employees and directors.

Results of Operations

Quarter and Nine Months Ended September 30, 2006 compared with the Quarter and Nine Months Ended September 30, 2005

During the nine and three months ended September 30, 2006 the Company did not have any revenues from operations. Operating costs and expenses consisted of non cash accretion of asset retirement obligations of $149,100 for the nine months ended September 30, 2006 and $49,300 for the three months ended then. The increase in accretion expenses during the nine and three months ended September 30, 2006 as compared to those recorded at September 30, 2005 of $81,000 and $26,600 respectively was as a result of a re-estimation of the actual reclamation cost associated with the Sheep Mountain uranium properties and the addition of reclamation costs associated with the Lucky Jack project.

General and administrative expenses increased from $161,500 as of September 30, 2005 to $348,200 at September 30, 2006 for an increase during the nine months of $186,700. A similar increase of $148,100 was experienced during the quarter ended September 30, 2006 from that recorded during the quarter ended September 30, 2005. This increase is directly related to the re-valuation of the Executive Retirement Plan of the Company and USE for two of its executive officers, one of whom passed away during the quarter ended September 30, 2006 and the other whom determined that he would retire during the first quarter of 2007. The acceleration of their use of the retirement policy is within the requirements of the policy but was not anticipated so quickly. The change caused an acceleration of the accrual of the benefits due under the policy.

During the three and nine months ended September 30, 2006 the Company recorded a loss from the exchange of the Enterra Acquisition shares of $1,354,200 and a loss of $324,300 from the sale of Enterra units. The Company received exchangeable shares of Enterra Acquisitions when it sold RMG to Enterra in June of 2005. These shares were convertible to units of Enterra Energy Trust after a one year holding period. Prior to the actual conversion the conversion feature of the Enterra Acquisition shares was accounted for as an imbedded derivative. At the time the actual conversion took place the market price of Enterra Energy Trust units had significantly decreased. The Company sold all of the units of Enterra and recorded a loss on the sale of $324,300 while it recorded a net increase in cash of $2,991,000 from the sales.

During the nine months ended September 30, 2006 the Company recorded a net loss of $223,600 from the value of the derivative discussed above on the Enterra Acquisition shares. During the nine months ended September 30, 2005 the Company recognized revenue of $1,486,800 from the valuation of the derivative. Additionally, the Company recorded a net gain on the sale of RMG of $5,816,700 during the nine months ended September 30, 2005.

During the nine months and quarter ended September 30, 2006 the Company sold its equity ownership interest in Pinnacle to a third party. As a result of this sale the Company received $4,830,000 in cash proceeds and recognized a net gain on the sale of $3,794,800. The Company also settled its portion of the PD award ordered by the U.S. District Court of Colorado by paying $3.5 million to PD. There were no similar sales or litigation settlement transactions during the nine and three months ended September 30, 2005.

Equity losses from USECC increased by $1,753,500 from $902,700 during the nine months ended September 30, 2005 to $2,656,200 during the nine months ended September 30, 2006. A similar increase of $2,499,500 was recorded during the quarter ended September 30, 2006 over the quarter ended September 30, 2005 when there was an equity gain of $187,600. The primary reason for the increase in the equity loss from USECC was as a result of the Compensation Committee of USE recommending that a cash bonus in the aggregate amount of $3,013,000 be paid to all 29 employees (including officers) of USE on September 29, 2006. The bonus was paid for the extraordinary results of the employees’ work on behalf of the Company and USE related to the sale of the Company and USE’s stock in Pinnacle and other transactions.

The USE Compensation Committee is comprised of the four independent directors of USE; none of these persons are directors or officers or employees of the Company. The Compensation Committee determined that the bonus amount allocated to each recipient should be based upon years of service and previous compensation. There was no distinction made in the allocation of benefits between management and non-management participants. All employees work for both the Company and USE. Under the long-standing joint venture agreement between the Company and USE, each is responsible for paying one-half of all administrative expenses. Accordingly, one-half of the bonus was paid by the Company.

Operations resulted in a net loss per share of $0.28 and $0.15 for during the nine and three months ended September 30, 2006, respectively, as compared to net gains per share of $0.38 and $0.04 per share during the nine and three months ended September 30, 2005, respectively. The primary difference in the two periods is the sale of RMG and the gain recognized on the valuation of the imbedded derivative in the Enterra Acquisitions shares.

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

Subsequent Events

Kobex Resources Ltd. - Lucky Jack Molybdenum Property

On October 6, 2006, the Company and USE, and U.S. Moly Corp. (“U.S. Moly,”) (a Wyoming corporation, which has been organized by the Company and USE but is not yet active), on the one hand, and Kobex Resources Ltd. (“KBX”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), on the other hand, signed a letter agreement (the “Letter Agreement”) providing KBX the opportunity to acquire an option to acquire up to a 50% interest in certain patented and unpatented claims held by the Company and USE . The claims located near Crested Butte, Colorado and referred to as the “Lucky Jack Property” contain significant deposits of molybdenum. For further information on the deposits in the Property, see the Form 10-K for year ended December 31, 2005 (Part I, Item 1 and 2, Business and Properties).

The total cost to KBX, over a period of five years, to exercise the full option will be $50 million in option payments, property expenditures (including the costs to prepare a bankable feasibility study on the Property), plus a cash differential payment if this total is less than $50 million (see below).

KBX paid the Company and USE $25,000 each, for which KBX has 60 days to conduct a due diligence review of the Property, to the exclusion of all other parties. This payment is not refundable and will not be credited against future payments and expenditures by KBX in accordance with the Letter Agreement. This payment was made in cash.

At the end of the due diligence period (the “Effective Date”), during which the parties have agreed to use their best efforts to negotiate a formal agreement, KBX may elect (i) not to proceed; or (ii) to proceed with the transaction and sign a formal agreement with U.S. Moly. If KBX elects to proceed and the parties are unable to negotiate and execute a formal agreement, they nonetheless shall continue to be bound by the terms of the Letter Agreement and Form 5A (“Exploration, Development and Mine Operating Agreement”) of the Rocky Mountain Mineral Foundation.

At or before the date the parties sign a formal agreement, the Company and USE will have assigned all of their right, title and interest in the Property (except for royalty interests in the Property) to U.S. Moly. Subject to KBX electing to proceed with the transaction, then, upon the first to occur of signing a formal agreement, or January 4, 2007 (90 days after execution of the Letter Agreement), U.S. Moly, or the Company and USE (as the case may be) will deliver executed transfer forms to an independent escrow agent, for the agent’s subsequent delivery to KBX of a 15% undivided interest, and a further 35% undivided interest, in the Property, when KBX has exercised each of the stages of the Option (see below). If U.S. Moly requests KBX to take the 65% Election (see below), U.S. Moly will deliver to escrow a further transfer form for an additional 15% of the Property, for delivery to KBX when it earns the additional interest. The Company and USE each would own an equal percentage of U.S. Moly. Because the Company and USE officers and employees already own 10% of the common stock of U.S. Moly, the Company and USE will each own 45% of the common stock of U.S. Moly.

Terms and Conditions of the Option. If at the end of the due diligence period, KBX elects to proceed with the transaction, then KBX shall have an exclusive option (the “Option”) to acquire, in two stages, up to an undivided 65% interest in the Property, by paying all of the Option Payments to U.S. Moly, and also paying for permitting, engineering, exploration, operating (including water treatment plants expenses) and all other Property-related costs and expenses (“Expenditures”), until a bankable feasibility study is provided to U.S. Moly. Option Payments may be made in cash or KBX common stock, at KBX’s election. The Expenditures will be paid in cash. KBX also will have to pay an additional cash amount if the total of all Option Payments and Expenditures is less than $50 million at the time a bankable feasibility study is delivered to U.S. Moly (see below).

Date or	Option
Anniversary*	Payment	Expenditures

10 business days
after Effective Date**	$1,450,000	-0-

By first anniversary	$500,000	$3,500,000

By second anniversary	$500,000	$5,000,000

By third anniversary	$500,000	$5,000,000

By fourth anniversary	$500,000	$2,500,000

By fifth anniversary	$500,000	***
	$3,950,000	$16,000,000

*	Anniversary of Effective Date.

**	If paid in KBX stock, 10 business days after Canadian regulatory and stock exchange approval.

***
Delivery of a bankable feasibility study (“BFS”) on the Property. If the total Option Payments and Expenditures and costs to prepare the BFS are less than $50 million, KBX will pay U.S. Moly the difference in cash. If the total is more than $50 million before the BFS is completed, U.S. Moly and KBX each will pay 50% of the balance needed to complete the BFS.

Except for the first Expenditures of $3.5 million and the first Option Payment of $1.45 million (both of which must be paid by KBX if it elects to proceed with the transaction), all other Option Payments and Expenditures are at KBX’s discretion. However, if KBX fails to make any other Option Payments and Expenditures by the due dates (with a 90 day grace period), the Letter Agreement (or the formal agreement, if there is one) will be terminated and all rights and interests will revert to U.S. Moly.

When KBX has paid $15 million in Expenditures, it will have earned a 15% interest in the Property. When all remaining Option Payments, and all of the Expenditures over $15 million, have been paid, KBX will have earned an additional 35% interest (50% total). However, if when the BFS is delivered, the total of all Option Payments, Expenditures, and BFS costs are less than $50 million, earning this additional 35% interest also will be subject to KBX paying U.S. Moly (in cash) the difference between the actual Option payments and Expenditures paid, and $50 million.

The Company and USE each hold a 3% gross overriding royalty interest in the Property, and this will be reserved for their separate benefit (in addition to their being shareholders of U.S. Moly) when the Property is transferred to U.S. Moly. When KBX earns a 15% interest in the Property, the royalty will be reduced to 2.55% each; when KBX earns a 50% interest, the royalty will be reduced to 1.5% each.

At such time as KBX has earned a 50% interest, KBX will have the right to form a joint venture with U.S. Moly for the Property on a 50%-50% basis. Alternatively, within four months of earning a 50% interest, KBX may offer U.S. Moly a one time only election (30 days to exercise) to (i) elect to remain in the 50%/50% joint venture; or (ii) to allow KBX to acquire an additional 15% interest in the Property for a total of 65% interest in the Property (the “65% Election”), whereby U.S. Moly would revert to a 35% interest (this change in ownership will require KBX to have arranged all future Property financing on optimal terms); or (iii) have KBX acquire all of the outstanding securities of U.S. Moly for KBX common stock on an agreed upon valuation basis (but the KBX shares issued cannot be less than 50% for KBX and not more than 50% for the U.S. Moly securities).

Management of the Property. Until KBX earns its 50% interest, KBX will manage all programs on the Property, but a Technical Committee (with two representatives from each of KBX and U.S. Moly) will approve all programs and budgets for Expenditures. If there is a tie vote, the KBX representative would cast the deciding vote. When the joint venture is formed, a management committee will operate the venture; each of KBX and U.S. Moly will have two representatives, but voting will be in accordance with the parties’ respective percentage interests in the venture. If voting is equal and there is a tie vote, KBX will have the right to cast the deciding vote.

Termination. If KBX elects to move forward with the transaction after the due diligence period, KBX may terminate the Letter Agreement or the formal agreement at any time, subject to KBX paying U.S. Moly the initial $1.45 million Option Payment (in cash or KBX stock), and KBX having paid the minimum initial $3.5 million of Expenditures (if and to the extent that, on termination, KBX has not spent the full $3.5 million of Expenditures). Further, if and to the extent the initial minimum $3.5 million in Expenditures has not been met, termination by KBX will be subject to its paying (in cash) to U.S. Moly the difference between $3.5 million and the total Expenditures actually made by the date of termination.

Broker or Finder’s Fee. If KBX pays a broker or finder’s fee in connection with the transaction, the Company and USE will reimburse KBX up to 50% of the fee (but the reimbursable amount will not exceed Cdn $400,000), in cash or USE common stock (at USE’s election), in four equal annual installments. The reimbursement obligation would terminate if the Letter Agreement or the formal agreement is terminated before it is fully paid.

Special Committee of Newly Appointed Directors

On October 13, 2006, USE notified the board of directors of the Company that USE has established a special committee to evaluate whether, and if so how, USE might offer to acquire the common stock of the Company not owned by USE . On October 13, 2006, the board of directors of the Company appointed Michael Zwickl and Kate Martin as directors, and further established a special committee to be comprised of Mr. Zwickl and Ms. Martin. The board of directors of the Company determined that Mr. Zwickl and Ms. Martin are independent directors. Mr. Zwickl and Ms. Martin previously had served as the Company directors.

If USE’s board of directors, acting on the recommendation of the USE special committee, should make an offer for USE to acquire the minority shares of the Company, the Company special committee will determine if the offer, and its terms (when and if USE makes an offer) would be fair to the Company minority shareholders.

The Company special committee has retained Neidiger Tucker Bruner Inc. as its financial advisor to provide an opinion on the fairness, to the Company minority shareholders, of any offer that USE may make to Company in the future.

The Company will issue 9,203 shares of restricted common stock to each of Mr. Zwickl and Ms. Martin, valued at $15,000 each (closing market price on October 13, 2006 of $1.63 per share), to compensate them for service on the special committee.

USE has not and may not in the future make an offer to the Company, and if it does make an offer, the Company may not accept such an offer. In any event, no prediction is made whether or not an offer will be made by USE to acquire the Company’s minority shares, or if made, whether that offer would be recommended by the Company board of directors to the minority shareholders for approval.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

The Company has a history of operating losses, and working capital needs have primarily come from the receipt of funds from liquidating investments and selling equity. These sources of capital may not be sufficient to develop mineral properties, none of which have proved reserves.

The Company and USE may seek additional financing sources or industry partners for the gold, uranium and molybdenum properties, but have not entered into final agreements therefore. The development of some or all of the properties likely could be delayed to the extent and for so long as the Company and USE are unsuccessful in obtaining financing, either in direct capital or through arrangements with industry partners. As for the molybdenum property, it is uncertain as to whether the Kobex transaction will close and whether Kobex will be able to meet all of the requirements set out in the Letter Agreement.

Uncertainties in the value of the mineral properties. While the Company and USE believes that their mineral properties are valuable, substantial work and capital will be needed to establish whether they are in fact valuable.

•
In the event that SXR does not purchase our uranium assets, the Company and USE will have to continue to pursue an equity or industry partner to assist in the development of the properties. Profitability of the uranium properties will depend on several factors which include continued sustained higher prices for uranium oxide, cost controls at the Shootaring Canyon Mill and the surrounding uranium properties including mining, transportation and milling of ores and successful financing and commence refurbishment of the mill. Additional mineral properties in the vicinity of the Shootaring Canyon Mill or ore from contract miners in the area may need to be acquired to feed the mill.

•
The profitable mining and processing of gold by SGMI will depend on many factors, including compliance with permit conditions, delineation through extensive drilling and sampling of sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time, continued sustained high prices for gold and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

•
•
The Lucky Jack molybdenum property has had extensive work conducted by prior owners, but this data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be very difficult, and, like any mining operation, capital requirements for a molybdenum mine/mill operation will be substantial. There is a history of opposition by local government entities and environmental organizations to the prior owners seeking permits to mine this property. This opposition has been expressed in litigation from time to time. Continued legal challenges may delay putting the Lucky Jack Property into production.

•
The Company and USE have not yet obtained feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling, the design and costs to build and operate gold and uranium/vanadium mills, the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually must be completed in order to raise the substantial capital needed to put a property into production. The Company and USE has not established any reserves (economic deposits of mineralized materials) on any of our molybdenum, uranium/vanadium or gold properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

Compliance with environmental regulations may be costly. The Company’s business is intensely regulated by government agencies. Permits are required to explore for minerals, operate mines, build and operate processing plants, and handle and store waste. The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues. If the economics of a project would not justify the changes, the Company and USE might have to abandon the project.

The Company and USE must comply with numerous environmental regulations on a continuous basis, to comply with the United States Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Canyon uranium mill near Ticaboo, Utah). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states where the Company and USE have properties impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes. Environmental regulatory programs create potential liability for our operations and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the projects until compliance is achieved. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write off of the investments therein.

Possible Dilution to Shareholders. Because the Company does not have enough capital to put its properties into production, shareholders may be diluted in their ownership if the Company raises capital through the sale of equity. Direct dilution would occur if the Company sells preferred stock, common stock, or debt, convertible into common stock, with conversion and other terms which large institutions can negotiate for substantial capital financings which result in more favorable terms than buying stock in the market. Indirect dilution would occur if institutional financing is raised for a subsidiary company.

ITEM 4. Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information is required to be disclose in reports that are filed or submitted under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the nine months covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Material proceedings pending at September 30, 2006, and developments in those proceedings from that date to the date this Report was filed, are summarized below. The legal status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.

Phelps Dodge Litigation

On July 25, 2006, the United States District Court for the District of Colorado entered an order granting a motion for attorney fees and costs in favor of Phelps Dodge Corporation and Mt. Emmons Mining Company (collectively “PD”). A hearing on the motion was held on July 20, 2006. The motion was made in the case of Phelps Dodge Corporation and Mt. Emmons Mining Company v. U.S. Energy Corp. and Crested Corp (Civil Cases No. 02-cv-00796-LTB-PAC), subsequent to the plaintiffs (PD prevailing in a declaratory judgment action against the Company and USE regarding the parties’ rights related to molybdenum properties located near Crested Butte, Colorado (the “Lucky Jack molybdenum property”). The court had entered an order in the declaratory judgment action on February 4, 2005. As a result of that earlier order, the Company and USE have taken title to the subject mineral properties with an existing water treatment plant located thereon.

The court ordered that the Company and USE pay PD for (i) attorney fees and costs of $3,223,000; plus (ii) operations expenses of $4,315,300 for the Lucky Jack molybdenum property (including costs for PD to operate the water treatment plant for the period from July 2002 through August 2005). The total amount of the award was $7,538,300 with 5 ½% interests on the outstanding judgment amount.

On September 26, 2006, the Company and USE signed an agreement with PD to settle the case. Under the terms of the settlement agreement, the Company and USE have paid PD $7,000,000, $3.5 million each, and PD has agreed to deliver to the Company and USE all information, studies and records associated with the Mount Emmons molybdenum property. The parties also agreed to dismiss with prejudice all appeals and cross-appeals. Upon delivery of the information by PD, all disputes between the parties related to the lawsuit will have been settled.

Mt. Emmons Patents Litigation.

On July 21, 2006, a panel of the United States Tenth Circuit Court of Appeals (the “10th CCA”) affirmed the January 12, 2005 United States District Court for the District of Colorado dismissal of challenges to the issuance of nine mining patents (by the United States Bureau of Land Management) on certain of the properties comprising the Mt. Emmons properties, to Phelps Dodge Corporation and Mt. Emmons Mining Company. The case is High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company (the 10th CCA case number is D.C. No. 04-MK-749PAC).

The subject patents (and adjacent properties) were transferred to the Company and USE by PD on February 28, 2006. On September 5, 2006, the High Country Citizens’ Alliance, Town of Crested Butte, Colorado, and the Board of County Commissioners of the County of Gunnison, Colorado (“Appellants”) filed a Petition for Rehearing En Banc before the 10th CCA. On September 8, 2006 the Company and USE filed a Motion to Substitute Parties (for PD) and Motion for leave to File Response to Appellants’ Petition for Rehearing En Banc. On September 22, 2006, the Company and USE filed a Response to Appellants’ Petition For Rehearing Enbanc.

Plateau Resources Ltd.

Christian Murer vs. Plateau Resources Limited, Inc.

On May 11, 2006, Christian F. Murer (“Murer”) filed a lawsuit against Plateau Resources, Limited Inc. (“Plateau”) in the United States District Court, District of Utah, Central Division (Case Number 2:06cv00393 BSJ) claiming that: 1) Plateau was required to deliver certain geological and engineering data for some unpatented mining claims located in Utah pursuant to an April 8, 1977 agreement between Murer and Century 21 Mining, Inc. and 2) that Murer will be economically damaged by the differential in royalty payments he would otherwise receive under an agreement with IUC Exploration LLC on August 31, 2005. Murer is seeking specific performance and damages. Plateau has retained Parr Waddoups Brown Gee & Loveless of Salt Lake City, Utah to represent Plateau in the case. An answer to the complaint was filed on June 8, 2006 and management of Plateau does not believe that it is obligated to provide the geological and engineering data to Murer or that it owes Mr. Murer damages.

On August 21, 2006, Plateau filed a Motion for Judgment on the Pleadings. A hearing on the motion was held on October 31, 2006 and the Court denied Plateau’s motion. Discovery and settlement discussions will proceed.

Enterra Energy Trust Indemnification on Rocky Mountain Gas, Inc.

Enterra Energy Trust (“Enterra”) contacted USE and Crested concerning two indemnification matters related to the sale of Rocky Mountain Gas, Inc. (“RMG”) to Enterra.

The first matter was a lawsuit against RMG and Pinnacle Gas Resources, Inc. (“Pinnacle”) by Angler, who claimed that RMG and Pinnacle violated the coalbed methane lease by non-development. USE and Crested were required to indemnify Enterra because this activity occurred prior to the sale of RMG to Enterra. RMG and Pinnacle have settled the case for $40,000; $15,000 to be paid by RMG and $25,000 to be paid by Pinnacle. USE and Crested will reimburse Enterra for the $15,000 settlement amount and 50% of the legal costs incurred by RMG, estimated to be an additional $15,000 each.

In the second matter on September 22, 2006 the Campbell County (Wyoming) Treasurer filed a complaint (Civil No. 27492) seeking payment of $73,400 of delinquent ad valorem taxes (including $16,600 in interest (18% per annum through September 21, 2006, and continuing until the taxes are paid) on the original alleged tax deficiency of $56,800).

The taxes are owed on gas produced in 2003 from coalbed methane wells in the county. The wells were owned by Hi-Pro Production, LLC (“Hi-Pro”). As of November 1, 2003, Hi-Pro sold the subject properties, including the wells of Rocky Mountain Gas, Inc. (“RMG,” a subsidiary of the Company and USE., which was sold to Enterra Energy Trust on June 1, 2005).

The defendants in the litigation are RMG; and Hi-Pro, and the persons who owned Hi-Pro (the “Hi-Pro defendants”), including Steven Youngbauer, who also was president of Hi-Pro. Mr. Youngbauer has been employed by the Company and USE as Associate General Counsel since late 2003. Pursuant to the contract by which the Company and USE sold RMG to Enterra, the Company and USE are responsible for payment of delinquent taxes, including ad valorem taxes, on RMG’s production before RMG was sold to Enterra.

RMG, when it was still owned by the Company and USE, agreed with Hi-Pro that it would pay, and RMG did pay, its share of the ad valorem taxes ($56,800, being 100% of the taxes due for November and December 2003, the only months when the properties were owned by RMG). The Company and USE allege that RMG sent a check to Hi-Pro for its share, but the County incorrectly applied the amount to Hi-Pro’s taxes for the period January to October 2003.

Accordingly, the Company and USE have filed (i) an answer on behalf of RMG denying liability for payment of any of the amount sought by the Campbell County Treasurer; and (ii) a counterclaim asking the court to strike RMG as a party responsible for the delinquent taxes and interest.

The Hi-Pro defendants have filed an answer stating that Hi-Pro has been dissolved, that its former owners are not responsible for the taxes or interest, and that only RMG is responsible for payment of the taxes and interest.

Daniel P. Svilar, General Counsel and Scot Anderson of Davis, Graham & Stubbs, LLP of Denver, CO are handling this case for USE and Crested. All defendants have answered plaintiffs complaint by October 31, 2006. Mr. Steven R. Youngbauer, Associate General Counsel has excused himself from management of this case because he has a conflict of interest, being the previous President of Hi-Pro.

Discovery proceedings have not commenced. An adverse outcome in this litigation will not have an adverse impact on the Company. Management of the Company believe that they will prevail.

ITEM 2. Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2006, the Company did not issue any unregistered securities.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of President Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of President Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	10.1	The Settlement Agreement with Phelps Dodge Corporation
	10.2	Purchase and Sale Contract with DLJ Merchant Banking III, Inc. without attachments

(b)	Reports on Form 8-K. The Company filed 3 reports on Form 8-K for the quarter ended September 30, 2006. The events reported were as follows:

	1.	The report filed on July 13, 2006, under Item 8.01 referenced the signing of an Exclusivity Agreement with sxr Uranium One Inc.

2.
The report filed on July 28, 2006, under Item 8.01 referenced the U.S. District Court’s Order for Payment of Attorney Fees and Costs related to litigation with Phelps Dodge Corporation and U.S. Tenth Circuit Court of Appeals Affirmation of Court dismissal of Challenges to Mt. Emmons Patents.

3.
The report filed on September 22, 2006, under Item 1.01 referenced signing of a stock purchase agreement with DLJ Merchant Banking III, Inc., Item 2.01 referenced sale of Pinnacle Gas Resources Gas, Inc. shares under the stock purchase agreement and Item 8.01 referenced entering into a settlement agreement and the payment of $7.0 million to Phelps Dodge Corporation to resolve outstanding litigation and the sale of 100% of the Enterra Energy Trust units by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRESTED CORP.
(Company)

Date: November 14, 2006	By:	/s/Harold F. Herron
HAROLD F. HERRON,
CHAIRMAN and President

Date: November 14, 2006	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer