Form 10-K
period 2006-12-31
CRESTED CORP
filed 2007-04-13
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

⁬	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $13,244,400.

Class	Outstanding at March 30, 2007
Common stock, $.001 par value	17,182,704 Shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report

Proxy Statement for the Meeting of Shareholders to be held in June 2007, into Part III of the filing.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ⁬.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are forward-looking statements, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations; the disclosures about Crested Corp.’s (“Crested” or the “Company”) possible exploration, development and operation of our molybdenum and uranium properties; the disclosures about Sutter Gold Mining Inc. (“SGMI”), formerly Globemin Resources Inc., and plans for its gold properties in California and Mexico; disclosures about the possible closing of the Asset Purchase Agreement with sxr Uranium One Inc.; disclosure about the possible closing of the Plan and Agreement of Merger for U.S. Energy Corp. (“USE”) to acquire the common stock of Crested not already owned; and future business plans Whenever words like "expect," "anticipate" or "believe" are used, we are making forward-looking statements.

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

The forward-looking statements should be considered in the context of all the information in this Annual Report, including the statements in ITEM 1A, RISK FACTORS below.

DISCLOSURE REGARDING MINERAL RESOURCES UNDER SEC AND
CANADIAN REGULATIONS

Crested is a joint venture partner with Uranium Power Corp. (“UPC”), is a major shareholder of SGMI, and has entered into agreements with Kobex Resources Ltd. (“KBX”) and sxr Uranium One Inc. (“Uranium One”). The common stock of these Canadian corporations, are traded on the TSX-V (and for Uranium One, on the TSE) and are subject to the reporting requirements of Canadian securities regulatory authorities. Harold F. Herron, Co-Chairman, Director and President of Crested Corp. and Senior Vice President and Director of USE, serves on the board of directors of SGMI and is also SGMI’s Chairman, President and CEO.

From time to time, UPC, SGMI, Uranium One, and KBX make public disclosures in compliance with National Instrument (“NI”) 43-101, “Standards of Disclosure for Mineral Properties.” NI 43-101 establishes procedures and standards for determining the existence of, and the reporting of, Mineral Resources and Mineral Reserves. Mineral Resources are classified in ascending categories of geological confidence, as Inferred, Indicated, and Measured. Each definition relates to a resource that is determined to be of “such a grade or quality that it has reasonable prospects for economic extraction.” Mineral Reserves are classified as Proven or Probable.

The U.S. Securities and Exchange Commission (“SEC”) allows public disclosure of the extent and grade of mineral deposits, and, under SEC Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations, of Proven (Measured) Reserves and Probable (Indicated) Reserves. In contrast to NI 43-101, the SEC does not allow public disclosure of Inferred, Indicated, or Measured Resources. In addition, there are some significant differences in the standards allowed, and the procedures required to be followed by the SEC for public disclosure of the SEC’s Proven (Measured) Reserves and Probable (Indicated) Reserves, as compared to NI 43-101 for Proven and Probable Mineral Reserves.

United States residents, who obtain information about our molybdenum property, our uranium properties and about SGMI’s gold properties, which are reported upon by KBX, UPC and SGMI to the TSX-V in accordance with NI 43-101, are cautioned that such information may be materially different from what would be permitted under SEC rules for United States companies. Information obtained about Uranium One which it reports to the TSE (concerning our uranium properties which are under contract to be sold to Uranium One), also may be materially different.

PART I
ITEM 1. BUSINESS

GENERAL

Crested Corp. (“Crested”) is a Colorado corporation (formed in 1970) in the business of acquiring, exploring, developing and/or selling or leasing mineral and other properties. U.S. Energy Corp. (“USE”) and Crested originally were independent companies with two common affiliates, John L. Larsen and Max T. Evans, both of whom have passed away. In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). From time to time, USE has funded many of Crested's obligations because Crested did not have the funds to pay its share of the obligations. Crested has paid a portion of this debt by issuing common stock to USE. At December 31, 2006, Crested owed $13,277,200 to USE, and was owned 70.9% by USE.

In this Annual Report, "we," or the "Company" refer to Crested only as various investments in which it participates are not consolidated for financial purposes. The Company’s fiscal year ends December 31.

Historically, our business strategy has been and will continue to be acquiring undeveloped and/or developed mineral properties at low acquisition costs then operating, selling, leasing or joint venturing the properties, or selling the companies we set up to other companies in the mineral sector at a profit. We also intend to acquire and develop real estate for multi-unit housing, initially with a focus on meeting the housing demand resulting from expansion of the energy sector in Wyoming.

Typically, projects initially are acquired, financed and operated by the Company and USE in their joint venture, USECC. From time to time, some of the projects are then transferred to separate companies organized for that purpose, with the objective of raising capital from an outside source for further development and/or joint venturing with other companies. An example of this strategy is Sutter Gold Mining Inc. (“SGMI”) for gold. Additional subsidiaries have been organized by the Company and include U.S. Moly Corp. (“USMC”) for molybdenum and InterWest, Inc. for real estate. Initial ownership of these subsidiaries would be by the Company, with additional stock (plus options) held by their officers, directors and employees.

From 2002 through mid-2005, the Company’s primary focus was in the coalbed methane gas business conducted through Rocky Mountain Gas, Inc. (“RMG”). RMG was sold to Enterra Energy Trust (“Enterra”) on June 1, 2005, and the Company’s shares in Pinnacle Gas Resources, Inc. were sold in 2006. During recent years, commodity prices for the minerals in our other properties have increased significantly, creating valuable opportunities for the Company.

Management’s strategy is to generate a return on investment by demonstrating prospective value in the mineral properties sufficient to support substantial investments by investment groups, financial institutions and/or industry partners, and then bring long term development expertise to move the properties into production. The principal drivers to achieve the business strategy are the quantity and quality of the minerals in the ground, development and mining costs and international commodity prices. In the alternative, we might sell one or more of our properties or subsidiaries which hold the properties as we did with RMG in 2005; and the proposed sale of the uranium properties to Uranium One in 2007.

To demonstrate prospective value and raise the necessary capital for development of the mineral projects, management may consider having feasibility studies conducted on the some of our mineral properties. However, it is possible that we may be able to raise capital for or bring an industry partner into a property without having a feasibility study prepared.

The principal executive offices of the Company are located in the Glen L. Larsen building at 877 North 8th West, Riverton, Wyoming 82501, telephone 307-856-9271. SGMI has an office in Sutter Creek, California and Vancouver, B.C., Canada. USMC has an office in Gunnison, Colorado.

The Company files annual reports, quarterly reports and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s Public Reference Room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-3300 for information on the Public Reference Room. The SEC maintains a Web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Crested) file electronically with the SEC. The SEC’s Web site is http://www.sec.gov.

SUMMARY INFORMATION ABOUT THE SUBSIDIARIES

Most operations are conducted through the Company’s subsidiaries or the USECC Joint Venture between USE and Crested. The table below presents the Company’s consolidated ownership which includes the ownership percentages of Crested, Plateau and Sutter.

	Percent	Primary
Subsidiary	Owned by Crested	Business Conducted
Sutter Gold Mining Inc.	0.9%	Gold (California) - being reactivated on a limited basis (permitting and exploration)
USECC Joint Venture	50.0%
Uranium and molybdenum (inactive with limited reactivation in uranium and molybdenum planned for 2007), and gold (through Sutter Gold Mining Inc., being reactivated on a limited basis). Limited real estate.

U.S. Moly Corp.	45%	Molybdenum (Colorado) - limited reactivation ( operation of water treatment plant, permitting)
InterWest, Inc.	45%	Real Estate - inactive, working on properties prospective for development

The table does not show ownership of subsidiaries which have been formed but not yet active.

Potential Merger of Crested with USE

On January 23, 2007, the Company and USE signed a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the Company’s (approximately 29.1%) not owned by USE, and the subsequent merger of the Company into USE pursuant to Wyoming and Colorado law (the Company and USE are Colorado and Wyoming corporations, respectively). The merger agreement was approved by all directors of both companies. The exchange ratio of 1 USE share for each 2 shares of the Company (not owned by USE) was negotiated between the special committees of independent directors of both companies, and approved by the full boards of both companies, on December 20, 2006. See the Forms 8-K filed October 13 and December 26, 2006. The exchange ratio represents an approximate 12% premium to the relative stock prices between the two companies for the 30 days ended December 18, 2006.

Pursuant to the merger agreement, USE will issue a total of approximately 2,802,481 shares of common stock to the minority holders of the Company’s common stock, including the shares equal to the equity value of options to buy the Company’s common stock underlying 1,700,000 options (exercise price of $1.71 per share) issued to employees, officers and directors of USE (the Company has no employees itself), pursuant to the Company’s incentive stock option plan (the “ISOP”) adopted by the Company and approved by its shareholders in 2004. The ISOP will be amended to allow for exercise of options by cashless exercise, and if the merger is to be consummated, immediately prior to that date, the Company’s options will be so exercised, and the holders of the resulting Company stock will be entitled to participate in the merger on the same exchange ratio basis as the current Company’s minority shareholders.

USE and its officers and directors have signed an agreement to vote their Company shares in line with the vote of the holders of a majority of the Company’s minority shares. The affirmative vote of the holders of a majority of the Company’s outstanding shares is required to consummate the merger. USE will not seek USE shareholder approval of the merger.

USE may decline to consummate the merger, even after approval by the holders of a majority of the minority Crested shares, if the holders of more than 200,000 of the Company’s shares perfect their rights to dissent from the merger under Colorado law. In addition, USE or the Company may decline to consummate the merger if the ratio of the closing stock price of either company is 20% greater or less than the exchange ratio for two or more consecutive trading days, even if the merger has been approved by the holders of a majority of the minority of the Company’s shares.

Consummation of the merger also is subject to (i) USE delivering to the Company’s minority shareholders a proxy statement/prospectus (following declaration of effectiveness by the SEC of a Form S-4 to be filed by USE) for a special meeting of the Company’s shareholders to vote on the merger agreement; and (ii) satisfaction of customary representations and warranties in the merger agreement.

Navigant Capital Advisors, LLC is acting as financial advisor to the USE special committee, and Neidiger Tucker Bruner Inc. is acting as financial advisor to the Company’s special committee. These firms have delivered opinions to USE and the Company, that the exchange ratio is fair to the USE shareholders and to the Company’s minority shareholders, respectively.

The merger and voting agreements are filed as exhibits to this Report.

Industry Segments/Principal Products

The Company had no operating segments during the twelve months ended December 31, 2006. The Company however did continue to maintain mineral and commercial assets on either a stand by or leased out basis. Minimal revenues were generated from these operations.

Minerals: The primary industry segment is mineral development, and from time to time the sale and lease of mineral-bearing properties and production and/or marketing of minerals. The Company and USE currently own an undeveloped molybdenum property, a non-operating uranium mill and a number of undeveloped uranium properties, and an interest in a gold property through its subsidiary, SGMI. All of the mineral properties now are in various stages of reactivation.

In 2007, the Company and USE started up activities in real estate development through their newly formed company, InterWest, Inc.

Minerals - Molybdenum (Inactive and Permitting)

On February 28, 2006, the Company and USE re-acquired the Lucky Jack molybdenum property, (formerly the Mount Emmons molybdenum property), located near Crested Butte, Colorado. The property was returned to the Company and USE by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between the Company, USE and Amax Inc. (“Amax”). The Lucky Jack property includes 25 patented mining claims and approximately 520 unpatented mining claims which together approximate 5,400 acres. For further information on the Lucky Jack property see PART I, ITEM 2, PROPERTY / Molybdenum of this Annual Report.

In light of increased molybdic oxide prices, the Company and USE have decided to pursue permitting and development of the Lucky Jack property. Development of the property for mining will require extensive capital and long term planning and permitting activities. Capital through equity financing and/or a joint venture or other arrangement will need to be obtained.

•  Markets

Molybdic oxide is an alloy used primarily in specialty steel products for enhanced corrosion resistance, metal strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as lubricants, additives for water treatment, feedstock for the production of pure molybdenum metal and catalysts used for petroleum refining. Pure molybdenum metal powder products are used in a number of diverse applications, such as lighting, electronics and specialty steel alloys.

The metallurgical market for molybdenum is characterized by cyclical and volatile prices, little product differentiation and strong competition. In the market, prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. Dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world’s annual molybdenum supply is produced as a by-product of copper mining. Today, by-product production is estimated to account for approximately 60% of global molybdenum production.

Molybdenum price experienced continued stability during 2006, with molybdenum prices in 2005 reaching near historical highs. Production increases were experienced in by-product copper production and primary production as metal prices improved throughout the year. Production in China remains difficult to estimate; however, based on published reports, production was negatively impacted in several molybdenum producing regions due to safety concerns and operational issues. Although more stable, tight supply of western, high-quality materials continued through the year. The overall market remained in slight deficit during 2006 due to demand outpacing supply.

Annual Metal Week Dealer Oxide mean prices averaged $25.55 per pound in 2006 compared with $32.94 per pound in 2005, $16.41 per pound in 2004, $5.32 in 2003 and $3.77 in 2002. Continued strong demand has outpaced supply over the past several years (deficit market conditions) and has reduced inventory levels throughout the industry. See Platts Metals Week, Ryan’s Notes or Metal Bulletin for more information on molybdenum prices.

•  Kobex Resources Ltd. Agreement

On October 6, 2006, the Company, USE and USMC on the one hand, and Kobex Resources Ltd. (“KBX”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), on the other hand, signed a letter agreement (the “Letter Agreement”) providing KBX an option to acquire up to a 65% interest in certain patented and unpatented claims held by the Company and USE at the Lucky Jack molybdenum property (“Property”). The Letter Agreement was amended on December 7, 2006, with an effective date of December 5, 2006.

The total cost to KBX over an estimated period of five years to exercise the full option will be $50 million in option payments and property expenditures, including the costs to prepare a bankable feasibility study on the Property and with a cash differential payment if this total is less than $50 million.

KBX paid the Company and USE $50,000 as a due diligence fee, which will not be credited against future payments and expenditures by KBX.

The parties are negotiating a formal operating agreement. If the parties are unable to negotiate and execute a formal agreement, they nonetheless shall continue to be bound by the terms of the Letter Agreement and Form 5A (“Exploration, Development and Mine Operating Agreement”) of the Rocky Mountain Mineral Foundation.

The Company and USE will deliver executed transfer forms to an independent escrow agent, for the agent’s subsequent delivery to KBX of a 15% undivided interest, and a further 35% undivided interest, in the Property, when KBX has exercised each of the stages of the Option (see below). If the Company and USE request KBX to take the 65% Election (see below), the Company and USE will deliver to escrow a further transfer form for an additional 15% of the Property, for delivery to KBX when it earns the additional interest.

The Letter Agreement entitles KBX with an exclusive option (the “Option”) to acquire, in two stages, up to an undivided 65% interest in the Property, by paying all of the Option Payments to the Company and USE and also paying for permitting, engineering, exploring, operating (including water treatment plant expenses) and all other property-related costs and expenses (“Expenditures”), until a bankable feasibility study is provided to the Company and USE. Option Payments may be made in cash or KBX common stock, at KBX’s election. The Expenditures will be paid in cash. KBX also will have to pay an additional cash amount if the total of all Option Payments and Expenditures is less than $50 million at the time a bankable feasibility study is delivered to the Company and USE (see below).

Date or	Option
Anniversary(1)	Payment	Expenditures

10 business days
after Effective Date(2)	$750,000	-0-

By first anniversary(3)	$500,000/1,200,000	$3,500,000/4,200,000

By second anniversary	$500,000	$5,000,000

By third anniversary	$500,000	$5,000,000

By fourth anniversary	$500,000	$2,500,000

By fifth anniversary	$500,000
		$30,000,000	(4)
	$3,950,000	$46,000,000

            One half of these amounts will be for the benefit of the Company.

(1)	Anniversary of Effective Date.
(2)	If paid in KBX stock, 10 business days after Canadian regulatory and stock exchange approval which has not yet occurred.
(3)
Of this amount, $700,000 is payable by the first anniversary of the Effective Date, either by KBX paying an additional like amount in Expenditures, in the first year; or increasing the first anniversary option payment by a like amount (payable in cash or KBX common stock); or a combination of the preceding.

(4)
Delivery of a bankable feasibility study (“BFS”) on the Property. If the total Option Payments and Expenditures and costs to prepare the BFS are less than $50 million, KBX will pay the Company and USE the difference in cash. If the total is more than $50 million before the BFS is completed, the Company and USE and KBX each will pay 50% of the balance needed to complete the BFS.

Except for the first Expenditures of $3.5 million and the first Option Payment of $750,000 (both of which must be paid by KBX), all other Option Payments and Expenditures are at KBX’s discretion. However, if KBX fails to make any other Option Payments and Expenditures by the due dates and applicable grace periods, the Letter Agreement (or definitive agreement, if any) will be terminated and all rights and interests will revert to the Company and USE.

When KBX has paid $15 million in Expenditures, it will have earned a 15% interest in the Property. When all remaining Option Payments, and all of the Expenditures over $15 million, have been paid, KBX will have earned an additional 35% interest (or a 50% total interest). However, when the BFS is delivered, if the total of all Option Payments, Expenditures, and BFS costs are less than $50 million, earning this additional 35% interest also will be subject to KBX paying the Company and USE (in cash) the difference between the actual Option payments and Expenditures paid to date, and $50 million.

The Company and USE each hold a 3% gross overriding royalty interest in the Property and this will be reserved for their separate benefit when the Property is transferred to KBX. If KBX earns a 15% interest in the Property, the royalty will be reduced to 2.55% each; if KBX earns a 50% interest, the royalty will be reduced to 1.5% each. For one year after the final reduction, KBX will have the option to terminate 1% (.5% of each 1.5%) by paying $10 million in cash or KBX common stock (at the Company and USE’s sole discretion), with one-half paid to each of Crested and USE.

At such time as KBX has earned a 50% interest, KBX will have the right to form a joint venture with the Company and USE for the Property on a 50%-50% basis. Alternatively, within four months of earning a 50% interest, KBX may offer the Company and USE a one time only election to (i) elect to remain in the 50%/50% joint venture; or (ii) to allow KBX to acquire an additional 15% interest in the Property for a total of 65% interest in the Property (the “65% Election”), whereby the Company and USE would revert to a 35% interest (which change in ownership will require KBX to have arranged all future property financing on optimal terms; or (iii) have KBX acquire all of the Company and USE’s interest for KBX common stock on an agreed upon valuation basis (but the KBX shares issued cannot be less than 50% for KBX and not more than 50% for the Company and USE’s interest).

Until KBX earns its 50% interest, KBX will manage all programs on the Property, but a Management Committee (with two representatives from each of KBX and the Company and USE) will approve all programs and budgets for Expenditures. If there is a tie vote, the KBX representative would cast the deciding vote. A Technical Committee will also be formed to provide technical advice; each of KBX and the Company and USE will have two representatives. The Technical Committee will report to the management committee.

KBX may terminate the Letter Agreement or the formal agreement at any time, subject to KBX paying the Company and USE the initial $1.45 million Option Payment (in cash or KBX stock), and KBX having paid the minimum initial $3.5 million of Expenditures. Further, if and to the extent the initial minimum $1.45 million Option Payment and $3.5 million in Expenditures have not been met, termination by KBX will be subject to its paying to the Company and USE $700,000 in cash or KBX stock and the difference between $4.2 million and the total Expenditures actually made by the date of termination.

If KBX pays a broker or finder’s fee in connection with the transaction, the Company and USE will reimburse KBX up to 50% of the fee (but the reimbursable amount will not exceed Cdn $400,000), in cash or common stock of USE (at the Company and USE’s election), in four equal annual installments. The reimbursement obligation would terminate if the Letter Agreement or the formal agreement is terminated before it is fully paid.

The parties signed and executed the agreement effective April 3, 2007.

Minerals - Uranium (Inactive, Standby, Exploration; Under Contract to Sale)

The USE currently own a uranium processing mill in southeastern Utah (“Shootaring Canyon uranium mill”), holds approximately 40,000 acres of mineral claims and leases, and owns historical libraries/data covering several mines and exploration areas in Utah, Wyoming, Colorado and Arizona. The Company and USE have a 50 - 50 cash flow, both positive and negative, sharing arrangement on these properties. The uranium properties range from exploration to pre-production status. For further information on the uranium properties, see PART I, ITEM 2. PROPERTIES/Uranium in this Annual Report.

The Company and USE have decided to pursue permitting and development of its uranium properties in light of the significant increase in uranium prices during the last few years. Development of the Shootaring Canyon uranium mill and the development of our uranium properties for mining and production will require extensive capital and a considerable time to plan, permit and develop. Capital through equity financing and/or a joint venture or other arrangement will need to be obtained.

•  Markets

The only significant commercial use for uranium is to fuel nuclear power plants for the generation of electricity. In recent years, nuclear plants generated approximately 16% of the world’s electricity. The major stages in the production of nuclear fuel are uranium exploration, mining and milling, refining and conversion, enrichment and fuel fabrication. Once a commercial uranium deposit is discovered and reserves delineated, regulatory approval to mine is sought. Following regulatory approval, the mine is developed and ore is extracted and upgraded at a mill to produce uranium concentrates. Uranium concentrates are sold to nuclear electricity generating companies around the world on the basis of the U3O8 contained in the concentrates. These utilities then contract with converters, enrichers and fuel fabricators to produce the required reactor fuel.

The nuclear industry is experiencing stable growth in the form of capacity factor improvements, refurbishments, life extensions and in Asia and other parts of the world, aggressive new-build programs. It is difficult to determine which factors will dominate the outlook for nuclear in the long term. However, the demand for nuclear power is expected to grow even more significantly as increasing electricity demand, the need for non-greenhouse gas emitting base load energy increases and security of supply begin to take hold globally. Overall, these indicators are expected to support a stable demand trend for uranium and conversion services in the next 10 years with the potential for accelerated growth if nuclear energy continues to gain broader acceptance in the world.

The uranium market supply and demand fundamentals continued to remain strong in 2006, indicating a need for more primary mine production over the coming decade. During the past 20 years, uranium consumption has exceeded mine production by a wide margin, with the difference being made up by secondary supply sources such as various types of inventory and recycled products. While there are still inventories, they have been considerably reduced and may be classified as strategic rather than excess. The continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry.

Uranium oxide prices were $72.00 per pound on December 31, 2006, compared with $36.25 per pound in December 2005, $20.75 per pound in December 2004 and $14.50 per pound in December 2003.

Contract to Sell Uranium Assets to Uranium One - Uranium

On February 22, 2007, the Company and USE, and certain of their private subsidiary companies, signed an Asset Purchase Agreement (the “APA”) with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada with offices in South Africa and Australia (Toronto Stock Exchange and Johannesburg Stock Exchange, “SXR”)), and certain of its private subsidiary companies.

The following is only a summary of the APA, and is qualified by reference to the complete agreement filed as an exhibit to this Report.

At closing of the APA, the Company and USE will sell substantially all of their uranium assets, and in the Company’s case the cash flow sharing agreement, (the Shootaring Canyon uranium mill in Utah, unpatented uranium claims in Wyoming, Colorado, Arizona and Utah (and geological library information related to the claims), and USE’s and Crested’s contractual rights with Uranium Power Corp.), to subsidiaries of Uranium One, for consideration (purchase price) comprised of:

•	$750,000 cash (paid in advance on July 13, 2006 after the parties signed the Exclusivity Agreement).

•	6,607,605 Uranium One common shares, at closing.

•
Approximately $5,000,000 at closing, as a UPC-related payment. On January 31, 2007, USE and Crested, and Uranium Power Corp. (“UPC), amended their purchase and sale agreement for UPC to buy a 50% interest in certain of the Company and USE’s mining properties (as well as the mining venture agreement between the Company and USE, and UPC, to acquire and develop additional properties, and other agreements), to grant the Company and USE the right to transfer several UPC agreements, including the right to receive all future payments there under from UPC ($4,100,000 cash plus 1,500,000 UPC common shares), to Uranium One. For information about the agreements with UPC, see below.

At closing of the APA, Uranium One will acquire the Company and USE’s agreements with UPC (excluding those agreements related to Green River South, which will be retained by UPC), for which Uranium One will pay the Company and USE the UPC-Related payment in amount equal to a 5.25% annual discount rate applied to the sum of (i) $4,100,000 plus (ii) 1,500,000 multiplied by the volume weighted average closing price of UPC’s shares for the 10 trading days ending five days before the APA is closed.

•
Approximately $1,400,000, at closing, to reimburse the Company and USE for uranium property exploration and acquisition expenditures from July 10, 2006 to the closing of the APA. These reimbursable costs relate to the Company and USE’s expenditures on the properties being sold to Uranium One since the signing of the Exclusivity Agreement.

•	Additional consideration, if and when certain events occur as follows:

•
$20,000,000 cash when commercial production occurs at the Shootaring Canyon Mill (when the Shootaring Canyon Mill has been operating at 60% or more of its design capacity of 750 short tons per day for 60 consecutive days).

•
$7,500,000 cash on the first delivery (after commercial production has occurred) of mineralized material from any of the properties being sold to Uranium One under the APA (excluding existing ore stockpiles on the properties).

•
From and after commercial production occurs at the Shootaring Canyon Mill, a production royalty (up to but not more than $12,500,000) equal to five percent of (i) the gross value of uranium and vanadium products produced at and sold from the mill; or (ii) mill fees received by Uranium One from third parties for custom milling or tolling arrangements, as applicable. If production is sold to a Uranium One affiliate, partner, or joint venturer, gross value shall be determined by reference to mining industry publications or data.

•
Assumption of assumed liabilities: Uranium One will assume certain specific liabilities associated with the assets to be sold, including (but not limited to) those future reclamation liabilities associated with the Shootaring Canyon Mill in Utah, and the Sheep Mountain properties in Wyoming. Subject to regulatory approval of replacement bonds issued by a Uranium One subsidiary as the responsible party, cash bonds in the approximate amount of $6,883,300 on the Shootaring Canyon Mill and other reclamation cash bonds in the approximate amount of $413,400 will be released and the cash will be returned to USE by the regulatory authorities. Receipt of these amounts is expected to follow closing of the APA.

All consideration will be paid to USE, for itself and as agent for the Company and the several private subsidiaries of the Company and USE that are parties to the APA. As of the date of this Report, the Company and USE have not finalized the allocation of the consideration as between the Company and USE and the subsidiaries.

Closing of the APA is subject to satisfaction of closing conditions customary to transactions of this nature, including (i) approval by the Toronto Stock Exchange of the issuance of the Uranium One common shares; (ii) approval by the State of Utah of the transfer to a Uranium One subsidiary of ownership of the Utah Department of Environmental Quality, Division of Radiation Control Radioactive Material License related to the Shootaring Canyon Mill; and (iii) the termination of the review period and receipt of a favorable ruling (following an ‘Exon-Florio’ filing to be made by the parties under the APA) that the transactions contemplated by the APA would not threaten the national security of the United States.

The Company and USE’s joint venture holds a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest is not included in the APA.

The APA also provides that the Company, USE and Uranium One will enter into a “strategic alliance” agreement at closing under which, for a period of two years, Uranium One will have the first opportunity to earn into or fund uranium property interests which may in the future be owned or acquired by the Company and USE outside the five mile area surrounding the purchased properties.

•  UPC Purchase and Sale Agreement

As of January 31, 2007, the Company and USE, and UPC, signed an Amendment to Agreements (filed as an exhibit to this Report) to allow the Company and USE to transfer to Uranium One all of their rights, responsibilities and obligations under the Purchase and Sale Agreement, and the Mining Venture Agreement, which relate to uranium properties. In the Amendment to Agreements, the Company and USE relinquished all their rights to the Green River South property in favor of UPC, and those specific rights therefore will be excluded from the transfer. All other rights will be transferred to Uranium One when the APA is closed. The following summarizes the agreements with UPC which are the subject of the Amendment to Agreements.

On December 8, 2004, the Company and USE entered into a Purchase and Sale Agreement (the “Agreement”) with Bell Coast Capital Corp. now named Uranium Power Corp. (“UPC”), a British Columbia corporation (TSX-V “UCP-V”) for the sale to UPC of an undivided 50% interest in the Sheep Mountain properties located in Wyoming.

The Agreement was amended on January 13, 2006. A summary of certain provisions follows: The purchase price for the properties is $7,050,000 plus 4 million shares of UPC common stock. At December 31, 2006, $2,950,000 has been paid and 2.5 million UPC shares have been received. An additional $4.1 million and 1.5 million shares are required to pay the full purchase price as follows: $1.0 million cash on April 29, 2007 and $1.5 million cash on October 29, 2007 (provided that UPC is required to pay 50% of all money it raises after January 13, 2006, which would be applied against the two cash payments); and two additional payments each of $800,000 cash and 750,000 UPC shares on June 29, 2007 and December 29, 2007, respectively (total $1,600,000 cash and 1,500,000 UPC shares).

UPC will contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). The Company and USE and UPC will then each be responsible for 50% of costs on each project in excess of $500,000. The Company and USE and UPC will also each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

UPC may terminate the agreement before closing, in which event UPC (i) would forfeit all payments made to termination date; (ii) lose all of its interest in the properties to be contributed by the Company and USE under the agreement; (iii) lose all rights to additional properties acquired in the joint venture as well as forfeit all cash contributions to the joint venture, and (iv) be relieved of its share of reclamation liabilities existing at December 8, 2004.

If the Uranium One contract is not closed, then closing of the UPC Purchase and Sale Agreement is required on or before December 29, 2007, with UPC’s last payment of the purchase price. At the closing, UPC will contribute its 50% interest in the properties, and the Company and USE will contribute their aggregate 50% interest in the properties, to the joint venture, wherein UPC and the Company and USE will each hold a 50% interest. If the installments are not timely paid, UPC will forfeit all of the 50% interest it is to earn in the properties and the joint venture to be formed.

•  UPC Mining Venture Agreement

As of April 11, 2005, the Company and USE signed a Mining Venture Agreement with UPC to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. An Area of Mutual Interest (“AMI”) was revised by the January 31, 2007 Amendment to Agreements and generally covers uranium properties within one mile of the properties subject to the joint venture.

In 2005 - 2006, the Company and USE and UPC added the Burro Canyon project (in Colorado), the Breccia Pipes project (in Arizona) and the Green River North and South (Utah) projects to their joint venture under the Mining Venture Agreement. Payments by UPC related to these additional uranium properties are separate from the payments required for UPC to acquire its 50% interest in the Sheep Mountain properties. UPC’s ownership of the 50% interest in the Burro Canyon and Breccia Pipes project is subject to UPC’s timely completion of all its payment obligations under the Agreement.

In 2006, the Company and USE and UPC signed an agreement for the Company and USE to earn one-half of UPC’s rights to earn up to an 85% interest in the Green River South project (also known as the Sahara Property) held by Uranium Group (“UG”). For its one-half interest, the Company and USE would pay $1,475,000 in option payments and work on the properties, plus pay to UPC (in cash or in USE stock) an amount equal to one-half of the lesser of the value of the UPC stock issued to UG when issued, and Cdn$1.00 per share. The project would be held and developed in the Mining Venture Agreement.

If the contract with Uranium One is closed, the Company and USE will assign to UPC all of the Company and USE’s rights in the Green River South project, and receive from Uranium One about $441,000 for the Company and USE’s expenditures on the project from July 10, 2006 to February 22, 2007. Uranium One would have no interest in the project. If the contract is not closed, the Company and USE may or may not continue to participate in the project.

Minerals - Gold (Permitting and Exploration)

In fiscal 1991, the Company and USE acquired an interest in gold properties located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name we use for the properties) was owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"). SGMC was acquired by Globemin Resources Inc., a British Columbia corporation which is traded on the TSX Venture Exchange (“TSX-V) under its new name, Sutter Gold Mining Inc. (“SGMI”). The Company owns 0.9% of SGMI.

Real Estate

USE, through its wholly owned subsidiary Plateau, owns a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots in Ticaboo, Utah near Lake Powell. This property is subject to a 50 - 50 cash flow, both positive and negative, agreement between the Company and USE. The Company and USE also own various real estate rentals and other real estate properties, and continues to perform contract and management services for subsidiary companies.

The Company and USE plan to develop and acquire additional real estate assets, initially in Wyoming. The Company and USE made a secured convertible loan of $500,000 to P.E.G. Development, LLC (“PEG”)(a full service private real estate development company) in connection with the potential purchase and development of undeveloped land near Rock Springs, Wyoming. Subsequent to the initial investment of $500,000, the Company and USE determined that it would not convert its debt to equity. On March 2, 2007, the note was retired by the receipt of $500,000 in principal plus $50,000 for an agreed upon loan commitment fee and $18,800 in interest.

On January 8, 2007 InterWest, Inc. (“InterWest”), through its wholly owned limited liability company, Remington Village, LLC, signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming. The purchase price is $1,268,800 payable as follows: $25,000 earnest money deposit and $1,243,800 payable at closing. InterWest has a sixty day due diligence period and if the final plat and other conditions are not satisfied, InterWest is not obligated to purchase the property. InterWest also signed a Development Agreement with PEG to assist in the evaluation of the property and to obtain the entitlements, engineering and architecture necessary to construct multifamily housing on the property. The cost to obtain entitlements, engineering and architecture is estimated to be approximately $698,000 and the construction cost of the 216 rental units is estimated to be between $22 and $25 million.

The Board of Directors has directed the management of InterWest to pursue a commercial loan to finance the investment, seek and evaluate other business partners in this project, continue due diligence and evaluation of the project in cooperation with an investment committee of the Board of Directors to determine its economic viability, and prior to committing construction of the multifamily housing, InterWest shall obtain approval of the Boards of Directors of USE and Crested. The Board of Directors has also directed that InterWest should attempt to invest no more than 20% equity into the project should it go forward and that the balance of the funds must come from lenders.

Local demographics suggest Gillette’s population will increase from 26,000 to 50,000 almost double by 2015 because of increased coal and coalbed methane production in Campbell County, as well as the construction of three new coal fired power plants nearby. There is significant unmet demand for rental units (none now available and long wait lists). InterWest is now in negotiations with local large employers to pre-lease 80% or more of the InterWest complex for an extended period of time.

If InterWest is successful in obtaining entitlements and financing for the project, the land will be purchased in April 2007 and construction will commence in second quarter 2007, with completion expected in second or third quarter 2008. Total purchase and construction costs are estimated at $22 - $25 million (approximately $4.5 million cash equity, and the balance in bank financing). If the Uranium One contract is not closed, InterWest may sell the property with the planning permit, instead of constructing the 216 unit complex.

InterWest has engaged PEG to manage and develop the Gillette project. PEG has considerable development experience including 10 projects in the inter-Rocky Mountain region. PEG has a one time option to convert portions of its fees into a 15% equity position should the project be constructed.

InterWest intends to expand operations in the multi-family housing sector, with focus on the energy basins of Wyoming, Utah, and Colorado where housing demand is expected to remain strong.

CAPITAL ACTIVITIES IN 2006

Sale of Equity Interests Related to Coalbed Methane. In 2006, the Company and USE completed their exit from the coalbed methane sector by selling securities in the following companies (the securities had been obtained from a prior sale of a subsidiary and the earlier reorganization of a portion of that subsidiary’s assets).

Liquidation of Enterra Units (part of 2005 sale of RMG). As of December 31, 2006, the Company had sold all of the 245,759 units of Enterra Energy Trust (“Enterra”) which were received in June, 2006 as an automatic conversion of its shares of Enterra Acquisition, which shares were received as partial consideration for the June 2005 sale of RMG to Enterra. The Company received $2,991,000 from the sale of the Enterra units.

Sale of Pinnacle Gas Resources, Inc. Stock. From 2002 through mid-2005, the Company and USE’s primary business focus was in the CBM business conducted through RMG (formed in 1999 by Crested and USE). In 2001, RMG entered into a CBM property acquisition and development arrangement with a subsidiary of Carrizo Oil & Gas, a public Houston-based company. In 2003, RMG and the Carrizo subsidiary contributed CBM properties to a new corporation, Pinnacle Gas Resources, Inc. (Pinnacle”) in exchange for Pinnacle common stock issued to Crested and USE, and Carrizo. At the same time, Pinnacle received financing from funds affiliated with DLJ Merchant Banking.

The Pinnacle shares (which had been owned by RMG, but were not sold as part of the 2005 Enterra transaction) were transferred to Crested and USE in 2005. The transaction with Enterra required the Company and USE to pay Enterra if the Pinnacle shares were later sold for more than $10 million; the payment (allowed to be by either cash or USE stock) would be the difference between $10 million and proceeds of sale (but not more than $2 million). In September 2006, the Company and USE sold their Pinnacle shares in a private transaction for $13.8 million cash, of which the Company received $4,830,000. As a result of the sale of the Pinnacle shares, The Company and USE became obligated to pay Enterra $2.0 million in either cash or stock of USE. The Company paid its portion of the obligation of $700,000 to Enterra with 506,395 (valued at $3.95 per share at the time) shares of USE common stock (with a market value of $2 million) already owned by the Company. The Company also received a $1.3 million credit from USE on the debt that it owes to USE for the contribution of these shares.

Exercise of Warrants and Options

During 2006 the Company issued 18,406 shares of its common stock to its independent directors for their service on the Special Committee relating to the potential merger of the Company with USE. These shares were valued at $1.63 per share which was the closing price on October 13, 2006.

RESEARCH AND DEVELOPMENT

No research and development expenditures have been incurred, either on the Company’s account or sponsored by a customer of the Company, during the past three fiscal years.

ENVIRONMENTAL

General

Operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming and Colorado, their mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and sitting laws and regulations also impact us. Similar laws and regulations in California affect SGMI operations and Utah laws and regulations effect Plateau's operations. Management believes the Company complies in all material respects with existing environmental regulations.

For information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see the consolidated financial statements included in PART III of this Annual Report.

Other Environmental Costs

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

EMPLOYEES

As of March 15, 2007, the Company had no full-time employees. The expenses associated with USE's 26 full-time employees, including payroll taxes, fringe benefits and retirement plans are shared with the Company for all ventures in which it participates on a percentage ownership basis. The Company uses approximately 50 percent of the time of most, but not all USE employees, and reimburses USE on a cost reimbursement basis for their wages, payroll taxes, benefits, health insurance and ESOP contributions.

MINING CLAIM HOLDINGS

Title

Nearly all of the uranium mineral properties held by the Company and USE are on federal unpatented claims. Approximately 25 of the Lucky Jack Project mining claims which the Company and USE received back from PD are patented claims; however the majority of the mining claims there are unpatented. Some of our holdings are also in the form of State mineral leases.

Unpatented claims are located upon federal and public land pursuant to procedures established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filing may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerability not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the economic feasibility of mining minerals located thereon.

PROPOSED FEDERAL LEGISLATION

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

ITEM 1. A RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED IN EVALUATING
THE INFORMATION IN THIS FORM 10-K

 The Company has a history of operating losses. At December 31, 2006, the Company had $11,497,400 of accumulated deficit ($15,348,300 at December 31, 2005). For the year ended December 31, 2006, the Company recorded a loss of $635,500 from continuing operations and a net gain of $3,850,900 after a benefit from income taxes of $7,633,800. For the year ended December 31, 2005, the Company recorded a loss from continuing operations of $160,900, but (due primarily to the sale of RMG in June 2005) recorded net income of $4,541,400.

Working capital deficit at December 31, 2006 was $3,730,800. Historically, working capital needs primarily have been met from receipt of funds from liquidating investments, selling partial interests in mineral properties and depending on USE to fund the Company’s portion of various projects. These sources of capital may not be sufficient to develop the Company’s mineral properties as additional exploration work may need to be done as well as all development work and capital expenditures related to equipment and plant construction need to be funded.

Proceeds from closing the proposed sale of uranium assets to Uranium One would greatly increase working capital, but additional capital still might be needed to fully fund new business opportunities, and/or develop the molybdenum property.

Concerning the Contract with Uranium One. If we close the sale of uranium assets to Uranium One, the principal component of the purchase price to be received at closing will be common stock of Uranium One. Trading in Uranium One stock has been volatile and the amounts we may realize from selling the stock can not be predicted. We will be looking to these proceeds as the source of a significant portion of our capital resources going forward. A reduction in expected proceeds could result in our having to seek equity capital to develop our other mineral properties and/or explore other business opportunities.

No recurring business revenues and uncertainties associated with transaction-based revenues. Presently we don’t have an operating business with recurring revenues. Receipt of funds from selling interests in mineral properties, or liquidating investments in mineral properties (or the subsidiaries which hold properties) is unpredictable as to timing, structure, and profitability.

For example, we began activities in the coalbed methane sector in 2000 by starting up RMG. RMG used, rather than provided, capital until it was sold to Enterra in June 2005. In 2003, we acquired stock in Pinnacle by RMG’s contribution of properties into Pinnacle, but we did not realize a return on the transaction until September 2006.

Working capital on hand is expected to be sufficient to fund general and administrative expenses, and conduct exploration and a limited amount of development work on the mineral properties, through 2007. Capital for developing the molybdenum property in Colorado could be available through KBX. Capital also could be available for acquiring and developing other mineral properties if the contract with Uranium One is closed. However, funding from these sources is not assured.

Putting mineral properties into production (constructing and operating mines and processing facilities) requires substantial amounts of capital. With particular reference to the molybdenum property, a retained property interest under the arrangement with KBX will not generate recurring revenues for several years, if at all, and still will depend on obtaining substantial capital from industry partners (or a sale to a large company) to mine and process the minerals. In addition, the mine plan of Phelps Dodge Corporation (from whom the Company and USE received back the property) and its predecessor companies encountered opposition from local and environmental groups. That opposition likely will continue.

Uncertainties in the value of the mineral properties. While we believe that our mineral properties are valuable, substantial work and capital will be needed to establish whether they are valuable in fact. The uncertainties described below regarding the uranium properties assume the contract with Uranium One is not closed.

The profitable mining and processing of uranium and possibly vanadium at and in the vicinity of Plateau Resource Limited’s properties in Utah, will depend on many factors: Obtaining properties in close proximity of the Shootaring Canyon uranium mill to keep transportation costs economic; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for uranium oxide and vanadium; obtaining the capital required to upgrade the Shootaring Canyon uranium mill, and/or possibly add a vanadium circuit, and obtaining and continued compliance with operating permits.

Profitable mining at the Sheep Mountain uranium properties in Wyoming will depend on: Evaluations of existing and future drilling data to delineate sufficient volumes and grades of mineralized material to make mining and processing economic over time; continued sustained high prices for uranium oxide, and Uranium Power Corp. (“UPC,” a joint owner of these properties) and the Company and USE having sufficient capital. In addition, there is no operating mill near the Sheep Mountain properties, although the Sweetwater Mill (now on standby status, and owned by an international mining company) is located 30 miles south of Sheep Mountain.

If the contract with Uranium One is closed, we would not be funding exploration and mining of the properties but the ultimate value of our equity stake in Uranium One could still be somewhat dependent on the viability of the Sheep Mountain properties and Shootaring Canyon mill as part of Uranium One’s minerals portfolio.

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

The Lucky Jack molybdenum property has had extensive work conducted by prior owners. This data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be difficult, even with the assistance of KBX. Like any mining operation, capital requirements for a molybdenum mine and processing facility will be substantial.

We have not yet obtained final (“bankable”) feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling; the design and costs to build and operate mills; the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually (but not always) must be completed in order to raise the substantial capital needed to put a mineral property into production. We have not established any reserves (economic deposits of mineralized materials) on any of the properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

Compliance with environmental regulations may be costly. The minerals business is intensely regulated by government agencies. Permits are required to explore for minerals, operate mines, build and operate processing plants. The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues. If the economics of a project cannot withstand the cost of complying with changed regulations, we might decide not to move forward with the project.

We must comply with numerous environmental regulations on a continuous basis, to comply with the United States Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Canyon uranium mill). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes. Environmental regulatory programs create potential liability for operations, and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the project until compliance is achieved. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments therein.

We depend on key personnel. The Company has no employees and relies on USE employees. USE has a very limited staff and executive group. These persons are knowledgeable of our mineral properties and have experience in dealing with the exploration of mineral properties as well as the financing of them. The loss of key employees would adversely impact our business, as finding replacements is difficult because of competition for experienced personnel in the minerals industry.

We will seek additional business activities if the uranium assets are sold to Uranium One. If the uranium assets are sold, we will not own any other significant mineral assets other than our interest in the long-term molybdenum property under joint development with KBX. With proceeds from sale of the Uranium One stock and other cash to be received at (or closely following) closing of the Uranium One contract, plus working capital now on hand, we intend to acquire other mineral interests, and pursue other business activities such as real estate development through our subsidiary InterWest). Other than real estate investment opportunities, we don’t currently have any agreements in place for other business opportunities.

In the event the Company were to raise capital through the sale of equity, indirect dilution would occur. Additionally if equity in a subsidiary is sold, the percentage of the subsidiary held by us would be diluted. The Company may continue to grant options to employees and directors.

The Company does not expect to pay dividends on its common stock. The Company does not expect to pay any dividends, in cash or otherwise, on its common stock in the foreseeable future, rather, it intends to retain any earnings for use in its business.

ITEM 2. PROPERTY

Molybdenum - Lucky Jack Molybdenum Property

The Company and USE re-acquired the Lucky Jack Project (formerly the Mount Emmons molybdenum property) located near Crested Butte, Colorado on February 28, 2006. The property was returned to the Company and USE by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between Company and Amax Inc. (“Amax”). The Lucky Jack Project includes a total of 25 patented and approximately 520 unpatented mining claims, which together approximate 5,400 acres, or over 8 square miles of mining claims.

Kobex Resources Ltd. has an option to acquire up to 65% of the Lucky Jack Project. See Part I above.

Conveyance of the property to the Company and USE also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. The water treatment permit issued under the Colorado Discharge Permit System (“CDPS”) was assigned to the Company and USE by the Colorado Department of Health and Environment. Operating costs for the water treatment plant are expected to approximate $1 million annually. The Company and USE have hired a contractor to operate the water treatment plant. The Company and USE will also evaluate the potential use of the water treatment plant in the milling operations.

The Company and USE leased various patented and unpatented mining claims on the Lucky Jack molybdenum property to Amax in 1974. In the late 1970s, Amax delineated a large deposit of molybdenum on the properties, reportedly containing approximately 155 million tons of mineralized material averaging 0.44% molybdenum disulfide (MoS2). In 1980, Amax constructed a water treatment plant at the Lucky Jack molybdenum property to treat water flowing from old mine workings and for potential use in milling operations. By 1983, Amax had reportedly spent an estimated $150 million in the acquisition of the property, securing water rights, extensive exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit. Amax was merged into Cyprus Minerals in 1992 to form Cyprus Amax. PD then acquired the Lucky Jack molybdenum property Project in 1999 through its acquisition of Cyprus Amax. Thereafter, PD acquired additional water rights and patents to certain claims to mine and mill the deposit.

In its 1992 patent application to the Bureau of Land Management of the United States Department of the Interior (“BLM”), Amax stated that the size and grade of the Mount Emmons deposit was determined to approximate 220 million tons grading 0.366% molybdenite. In a letter dated April 2, 2004, BLM estimated that there were about 23 million tons of mineable reserves containing 0.689% molybdenite, and that about 267 million pounds of molybdenum trioxide was recoverable. This letter covered only the high-grade mineralization which is only a portion of the total mineral deposit delineated to date. The BLM relied on a mineral report prepared by Western Mine Engineering (WME) for the U.S. Forest Service, which directed and administered the WME contract. WME’s analysis was based upon a price of $4.61 per pound for molybdic oxide and was used by BLM in determining that nine claims satisfied the patenting requirement that the mining claims contain a valuable mineral that could be mined profitably. WME consulted a variety of sources in preparation of its report, including a study prepared in 1990 by American Mine Services, Inc. and a pre-feasibility report prepared by Behre Dolbear & Company, Inc. of Denver, CO in 1998.

Uranium - Mining Properties

USE owns the Shootaring Canyon uranium mill in southeastern Utah, holds approximately 40,000 acres of mineral claims and leases, and owns historical libraries/data covering several mines and exploration areas in Arizona, Colorado, Utah, and Wyoming. The Company and USE have a 50 - 50 cash flow agreement, both positive and negative, on these properties. These properties range from exploration to pre-production status. The property locations include the historic producing areas in Lisbon Valley, San Juan County, Utah; Crooks Gap, Fremont County, Wyoming; the Uravan Mineral belt of Colorado, and the Arizona Strip area of Mohave and Coconino Counties, Arizona. The Arizona Strip area hosts higher grade “Breccia Pipe” uranium mines operated in the early 1980s. Extensive and highly prospective land holdings have also been acquired in the Henry Mountains area, Garfield County, Utah, within 20 - 40 miles of the Shootaring Canyon uranium mill.

•  Utah

In August 1993, USE purchased from Consumers Power Company ("CPC") all of the outstanding stock of Plateau, which owns the Shootaring Canyon uranium mill, a uranium processing mill in southeastern Utah for nominal cash consideration and the assumption of various reclamation obligations. Crested does not own stock in Plateau, but Crested has a 50% interest in Plateau’s cash flow. The Shootaring Canyon uranium mill is one of only four remaining licensed uranium mills in the United States. The mill holds a source materials license from the State of Utah, Division of Radiation Control.

The Shootaring Canyon uranium mill occupies 19 acres of a 265 fee acre plant site. The mill was the last uranium mill built (in 1982) in the United States. It was designed to process 750 tons of material per day (“tpd”), but only operated four months on a trial basis in mid-summer of 1982. In 1984, Plateau placed the mill on standby because CPC had canceled the construction of an additional nuclear energy plant. Plateau also owns approximately 94,200 tons of uranium mineralized material stockpiled at the mill site with an average grade of about 0.12% U3O8.

USE has signed a Memorandum of Agreement (MOA) between the Utah Division of Radiation Control and USE’s subsidiary, Plateau Resources Limited, Inc. (Plateau). The MOA allows the State of Utah to allocate staff and consultants to complete the review process requested by Plateau in March 2005 to change the Shootaring Canyon uranium mill license from “reclamation” to “full operational” status.

In 2003 and 2004, reclamation work on uranium properties (the Tony M and Velvet, then held by Plateau in San Juan County, Utah) was completed. Plateau had relinquished these properties in 2003 and 2004, respectively, but has subsequently acquired the Velvet from a third party who staked unpatented mining claims on the property (see below). As a result of the USE’s filings to bring the mill licenses and permits to “operational status, the Company and USE expended limited amounts of capital for standby operations of the Shootaring Canyon uranium mill in 2006.

The mill should be capable of operating at 1,000 tpd, once the operation license is issued and refurbishing is completed. Depending on the grade of material fed to the mill, it is anticipated that it will have the capacity to produce 1.5 million pounds of uranium concentrates annually.

An independent Technical Review and Valuation of the mill was completed in July 2005 by Behre Dolbear & Company (USA), Inc. of Denver, Colorado (“BDC”), which concluded that the then current replacement cost value was $80.5 million. Further, BDC estimated capital expenditures to upgrade the mill and tailings facility for uranium processing to be $31.2 million before production could begin. BDC also estimated that the cost to add a vanadium circuit that could produce an estimated 3.9 million pounds of vanadium (V2O6) annually to be $18.8 million. In order to fund the refurbishment of the mill and acquire additional uranium properties from which to produce uranium bearing ores, we would seek joint venture partners or equity participants.

Green River North and South Projects, Utah

The Green River North project consists of 10 lode mining claims owned by the Company and USE. These claims cover the Deeper Gold deposit with an historic estimate of approximately 650,000 pounds U3O8 with an average grade of 0.23% U3O8 per ton of mineralized material. This estimate was originally developed in December 1985. The Deeper Gold deposit is approximately 110 miles by paved road from the Shootaring Canyon uranium mill.

Included in the Green River South Project is the Sahara Mine, (See Part I, Industry Segments/Principle Products, Minerals - uranium / UPC Mining Venture Agreement above) which has an historic estimate of approximately 500,000 pounds of uranium oxide (U3O8) with an average grade of 0.23% U3O8 per ton of mineralized material. The Sahara Mine is approximately 90 miles by paved road from the Shootaring Canyon uranium mill. The Sahara Mine was in minimal production before it was shut down. The material and grade estimate was reported by the previous operator of the property, Energy Fuels Inc. Approximately 450 holes were drilled on the deposit, delineating the first 1,800 feet of the trend. All the logs for this drilling are in the possession of the Company and USE.

Historic exploration drilling on the Green River South property indicates that a substantial number of targets have already been developed and are available for follow-up drilling, and that the potential for additional discoveries is significant. However, if the Uranium One contract is closed, the Company and USE’s interest will be transferred to UPC; if the contract is not closed, the Company and USE may relinquish their rights (see above).

Twenty boreholes were drilled in late 2006 with five confirming historic drilling at the Sahara deposit. Two hundred ten feet of core were taken from these holes to test chemical versus radiometric grade equilibrium. The remainder of the holes were exploration to test the extension of mineralization and hosting sand channels east of the known Sahara Deposit. A total of 10,940 feet was drilled.

Lisbon Valley, Utah

An extensive review of regional data included in the Company and USE library has led to the development of a depositional model for uranium mineralization in the Cutler formation. This model is well supported by hard geologic data, and indicates that there is excellent potential to develop new resources on the project lands. Several months in 2006 were spent refining the depositional model through studying published reports and in house reports, analyzing old drilling data, and doing field work through an outcrop mapping program. Our findings resulted in an additional 145 claims being staked in the project area.

A first phase drill program to test the model has been designed and permitted.

Henry Mountains, Utah

An extensive review of regional data included in the Company and USE library has led to the development of a depositional model for uranium mineralization in the Morrison formation north of the Shootaring Canyon uranium mill. This model is well supported by hard data, and indicates excellent potential to develop new resources in the area. Several months in 2006 were spent refining the depositional model through studying historic drilling, published and in-house reports. Field mapping of the mineralized horizon has been completed.

A drilling program has been developed and submitted to the BLM for permitting.

•  Wyoming

In February 1988, the Company and USE acquired from Western Nuclear, Inc. unpatented lode uranium mines, mining equipment and mineralized properties (including underground and open pit mines) at Crooks Gap in south-central Fremont County, Wyoming. The mines were operated by Western Nuclear in the 1970s. The Company and USE mined and milled uranium ore from one of the underground Sheep Mines in 1988 and 1989.

At the filing date of this Annual Report, the Company and USE own 286 unpatented lode mining claims (approximately 5,909 acres) and a 644 acre Wyoming State Mineral Lease on Sheep Mountain in the Crooks Gap, Wyoming and adjacent areas. Production from 57 of these claims and the leases which together comprise the core Sheep Mountain properties is subject to royalty interests held by third parties ranging from 1% to 4% of the NUEXCO monthly exchange value per pound of uranium oxide (a sliding rate of 1% per pound if the price is $27.99 or less, up to 4% if the price is at or above $44.00). Additional royalties of from $0.50 per pound, to 5% of gross sales price (less haulage and development allowances) of uranium oxide, burden some of these same properties.

The Sheep Mountain property reportedly produced over 17 million pounds of uranium concentrates prior to being idled by depressed market conditions in the 1980s. The Company and USE are utilizing their extensive uranium data library of drill, mine, and property information to identify exploration targets on this property. The deeper zones have not been systematically tested nor have they been included in any historical resource estimation. Current interpretations of the historical data indicate the potential to expand mineralized areas believed to exist on the Sheep Mountain property. All of the uranium mining properties at Sheep Mountain are currently shut down with limited reclamation activities. Monitoring and reporting work continues to keep the permits current.

There is no operating uranium mill near Sheep Mountain, but Rio Tinto owns the Sweetwater Mill (which is on standby) some 30 miles south of Sheep Mountain. The ultimate economics of mining the Sheep Mountain properties through underground working will depend on access to a mill.

Over a period of at least 24 months, substantial work would be required to put the Sheep Mountain uranium mines into production, including permitting, cleaning rock and other debris from shafts and tunnels, pumping water out of the mines, extending shafts and tunnels, and further drill sampling to ascertain whether a commercially viable ore body exists on any of the properties.

We have recorded reclamation liabilities for the Sheep Mountain properties (see note K to the consolidated financial statements). No historical costs from the Sheep Mountain properties are on the balance sheet of Crested at December 31, 2006. Current permits are in place for standby maintenance and reclamation of the mines.

•  Arizona

On August 22, 2005, the Company, USE and UPC signed an agreement to add two more uranium projects to their joint venture (Burro Canyon in Colorado and Breccia Pipes located in Arizona). The latter project involves properties in the Arizona Strip, in northern Arizona. This property consists of 54 lode mining claims (Star and Java claims) on BLM land in Mohave and Coconino counties, Arizona. The exploration targets on these properties are known as Breccia Pipes uranium deposits.

These properties were acquired by the Company and USE pursuant to an agreement with Nu Star Exploration, LLC. Under the terms of the agreement between the Company, USE and UPC, UPC will earn a 50% interest in the project by contributing the first $500,000 in acquisition and exploration expenses for the project (but still, UPC will have to complete its payments under the Purchase and Sale Agreement generally, to hold the 50% interest in the project). Additionally, UPC will issue up to 500,000 common shares of UPC stock to the Company and USE, subject to regulations of the TSX Venture Exchange, within six months of the date drilling results outline an inferred mineral resource on the Breccia Pipes Project as follows: 1) 250,000 common shares for the first 500,000 lbs. of contained U3O8 identified and 2) an additional 250,000 common shares for the second 500,000 lbs. of contained U3O8 identified. Inferred mineral resource is an estimation category which UPC is allowed to disclose under Canadian NI 43-101. SEC regulations do not permit the Company to make such disclosures.

The Arizona Strip was the site of a major uranium staking rush in the early 1980s. Uranium-bearing Breccia Pipes were first located in the Hack Canyon area of Mohave County and the mineralized material was typically of a higher grade than other uranium deposits located in surrounding areas of the Colorado Plateau. Historic mining in the Arizona Strip has produced uranium with an average grade of up to 0.80% U3O8. Production from individual mines in this district has ranged from about 1,000,000 lbs to 7,000,000 lbs U3O8.

The Star claims are near the partially mined Arizona I mine. The area is located within a short distance to the south of the Hack Canyon mining area. Mapping on the Star claims indicates the presence of 23 potential pipes, with the potential for 4 additional targets on the Java claims. If any of the targets are developed to a mining stage, the Shootaring Canyon uranium mill would be the likely location for ore processing.

Shallow drilling on previously mapped breccia pipe targets was completed in January 2006. Thirty six total boreholes were drilled for a total of 8,094 feet. Seven targets were evaluated with this program resulting in the location of two collapsed cones. Identifying the collapsed cones allows geologists to focus the location of deeper exploration drilling designed to possibly discover uranium mineralization.

•  Colorado

191 unpatented mining claims consisting of approximately 3,853 acres were acquired in Colorado in the Sage Plains and Burro Canyon area. At the Burro Canyon area, 78 claims were acquired from a third party with a production royalty of 2.56%.

Drilling took place at the Burro Canyon Project in February and March of 2006. Seventeen boreholes totaling 20,293 feet were drilled along trends established by past mining in the Burro and Sunday Mines. Nine of these boreholes penetrated uranium mineralization. This mineralization confirms that ore horizons mined from surrounding properties continues on claims controlled by Plateau Resources Limited, Inc.

Other Properties

•	Fort Peck Lustre Field (Montana)

The Company and USE operated a small oil production facility (two wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana, for a fee based on oil produced. The wells were shut in during April 2006 and negotiations began to return the wells to the Ft. Peck Tribes. Negotiations resulted in an agreement, not yet signed, whereby the Tribes would assume all reclamation obligations on the wells and the Company USE and their co-participants in the wells would deed over to the tribes all tanks, pump equipment and down hole equipment to the Tribes. A final distribution of residual funds from production and the conveyance of the property is pending.

•  Wyoming

The Company and USE own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building. The first floor is rented to non-affiliates and government agencies; the second floor is occupied by the Company and USE. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties. If the Uranium One contract is closed, the mortgage will be released. The Company and USE also own a 10,000 square foot aircraft hangar on land leased from the City of Riverton; 7,000 square feet of associated offices and facilities, three vacant lots covering 16 acres in Fremont County, Wyoming; and two city lots and improvements including one small office building.

•  Utah

On February 27, 2006, Plateau re-acquired by Foreclosure Sale the Ticaboo, Utah properties. The properties include: a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties were acquired when the Shootaring Canyon uranium mill was acquired in the early 1990s.

On April 12, 2006, the USE signed a contract with ARAMARK Sports and Entertainment Services, Inc., a subsidiary of ARAMARK (NYSE: “RMK”), for the management and operation of all commercial services at the Ticaboo town site. The initial term of the contract is for three years, with one three-year extension option to be exercised upon the mutual agreement of USE and ARAMARK. Under the terms of the contract, ARAMARK will manage the Ticaboo town site’s 70-room motel, convenience store, mobile home park, boat storage facility, restaurant and lounge. ARAMARK will also add Ticaboo to its nationwide reservation center and website. Per terms of the agreement, ARAMARK will receive a management fee and will invest in a marketing program designed to maximize future revenues.

ITEM 3. LEGAL PROCEEDING

Material legal proceedings pending at December 31, 2006, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below. Legal proceedings which were not material to the Company were concluded in the fourth quarter 2006.

Phelps Dodge - Lucky Jack Molybdenum Property

On September 26, 2006, the Company and USE signed a Settlement Agreement and Release with Phelps Dodge Corporation (“PD”) resulting in a $7,000,000 payment to PD as part of the final agreement. This settlement resulted in a cash savings of $538,300 from the $7,538,300 awarded to PD by the U.S. Federal District Court of Colorado on July 26, 2006. The Company and USE each were responsible for one half of this payment.

Patent Claims Litigation - Lucky Jack Molybdenum Property

The only pending legal proceeding to which Crested and USE are parties relates to a challenge to the validity of title to the patented claims included in the molybdenum property.

On April 2, 2004, the United States Bureau of Land Management (“BLM”) issued patents on nine additional mining claims for the Lucky Jack molybdenum property (previously known as Mount Emmons), for a total of 25 patented claims which consists of approximately 350 patented or “fee” acres. A lawsuit was filed by local governmental entities and environmentalists (“Appellants”) in U.S. District Court of Colorado challenging BLM’s issuance of the nine additional mining patents and alleging BLM violated the 1872 Mining Law, applicable regulations, and the Administrative Procedures Act by overruling their protests to Mt. Emmons Mining Company’s mineral patent application, by awarding the patents, and by conveying the land to Mt. Emmons Mining Company (a subsidiary of Phelps Dodge Corporation). The case was High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company.

On January 12, 2005, U.S. District Court dismissed the Appellants’ appeal holding: (i) that they had no right of appeal from a decision to issue a mineral patent, because the 1872 Mining Law created no private cause of action for unrelated parties to challenge the issuance of a mineral patent, and (ii) because the 1872 Mining Law implicitly precludes unrelated third parties from challenging mineral patent by judicial action, the Administrative Procedures Act does not constitute a waiver of sovereign immunity for purposes of the action. Appellants filed an appeal of the U.S. District Court’s decision to the United States Tenth Circuit Court of Appeals (10th CAA”). The 10th CCA case number is D.C. No. 04-MK-749PAC and No. 05-1085.

On February 28, 2006, the property was transferred to Crested and USE by Phelps Dodge Corporation (“PD”) and Mt. Emmons Mining Company. On July 21, 2006, the 10th CAA affirmed the January 12, 2005 dismissal by the U.S. District Court of challenges to the issuance of nine additional mining patents on the molybdenum property. On September 5, 2006, the Appellants filed a Petition for Rehearing En Banc of the July 21, 2006, decision before the entire 10th CCA. On September 8, 2006, Crested and USE were admitted as substitute parties for Phelps Dodge Corporation and Mt. Emmons Mining Company (following Crested and USE’s filing of a Motion to Substitute Parties.

On October 27, 2006, the entire 10th CCA affirmed and upheld the July 21, 2006, decision by the 10th CCA panel, thereby denying the Appellants’ Petition of Rehearing En Banc and their challenges to the issuance of the patents.

On February 26, 2007, the Appellants filed a petition for certiorari with the United States Supreme Court again arguing that they were improperly denied judicial review of the decision by BLM to issue the patents. The BLM and USE/Crested must file any opposition briefs on or before March 28, 2007. Management is not able to predict the outcome or the ultimate effect, if any, this litigation will have on the Company and USE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2006, the annual meeting of shareholders was held for the election of two directors, Keith G. Larsen and Harold F. Herron who were elected as a directors for a specified term or until their successors are duly appointed and qualified. With respect to the election of the directors, the votes cast were as follows:

Name of Director	Term Expires	For	Abstain

Keith G. Larsen	2009	15,594,176	287,566
Harold F. Herron	2009	15,597,276	284,466

At March 15, 2007 the Company's Board of Directors consists of five members: Harold F. Herron, Keith G. Larsen, Robert Scott Lorimer, Kathleen R. Martin and Michael E. Zwickl.

During the annual meeting of shareholders, there was one other issue voted upon:

	Votes For	Votes Against	Abstain

Appointment of Epstein, Weber & Conover, PLC as independent auditors for calendar 2006	15,760,107	113,052	8,582

                                    * Includes Broker non-vote

PART II

ITEM 5. Market for Registrant's common equity, related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The principal trading market for the Registrant’s Common Stock, $.001 par value, is the over-the-counter market. Prices are reported by the National Quotation Bureau on Pink Sheets. The range of high and low bid quotations for the Common Stock is set forth below for each quarter in the two most recently completed fiscal years. Retail markup or markdown, or commissions, are not reflected.

	High	Low
Calendar year ended December 31, 2006
Fourth quarter ended 12/31/06	2.54	1.52
Third quarter ended 09/30/06	2.25	1.28
Second quarter ended 06/30/06	3.09	1.67
First quarter ended 03/31/06	3.12	2.50

Calendar year ended December 31, 2005
Fourth quarter ended 12/31/05	2.55	1.70
Third quarter ended 09/30/05	1.82	1.36
Second quarter ended 06/30/05	1.99	1.21
First quarter ended 03/31/05	3.42	0.35

(b) Holders

(1) At December 31, 2006 the closing market price was $2.47 per share and there were 1,665 stockholders of record for the Company’s common stock.

(2) Not applicable.

(c) The Company has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on the Company present or future ability to pay cash dividends; however, Crested intends to retain any earnings in the near future for operations.

(d) During the year ended December 31, 2006, the Company issued 18,406 shares of its Common Stock to its outside directors for services rendered. The Company issued 1,700,000 options to directors, officers and employees of the company under the Incentive Stock Option Plan which was approved by its shareholders in 2004. (2004 ISOP) The options were issued as ten year options at an exercise price of $1.71 per share. At December 31, 2006 there was 8.4 years remaining on the term of these options. The 2004 ISOP provides 2,000,000 options to purchase shares initially and there after 20% of the issued and outstanding shares of the Company. At December 31, 2006 an additional 300,000 options were available for issuance as of December 31, 2006.

ITEM 6. Selected Financial Data

The selected financial data is derived from and should be read with the financial statements included in this Report.

	December 31,
	2006	2005	2004	2003	2002

Current assets	$10,751,300	$95,100	$3,800	$3,300	$3,300
Current liabilities	14,482,100	10,928,000	9,747,300	9,408,300	8,553,900
working capital deficit	(3,730,800)	(10,832,900)	(9,743,500)	(9,405,000)	(8,550,600)
Total assets	15,123,000	8,682,200	2,983,600	4,387,100	5,889,900
Long-term obligations(1)	266,600	1,260,800	1,289,100	1,268,900	964,000
Shareholders' equity (deficit)	364,200	(3,516,700)	(8,062,900)	(6,300,200)	(3,638,100)

(1) Included $51,000, $1,045,200, 1,073,500, $1,053,300 and $748,400 of accrued reclamation costs on mineral properties at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

Revenues	$--	$--	$--	$--	$--
(Loss) income before equity in loss
of affiliates and income taxes	(157,300)	6,341,200	(320,000)	(263,300)	(102,400)
Equity in loss of affiliates	(3,625,600)	(1,699,800)	(1,447,500)	(2,114,600)	(1,055,000)
Income taxes	7,633,800	(100,000)	--	--	--
Cumulative effect of
accounting change	--	--	--	(293,800)	--

Net income (loss)	$3,850,900	$4,541,400	$(1,767,500)	$(2,671,700)	$(1,157,400)

Net income (loss) per share	$0.22	$0.26	$(0.10)	$(0.16)	$(0.07)
Cash dividends per share	$-0-	$-0-	$-0-	$-0-	$-0-

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s Discussion and Analysis of significant factors which have affected the Company’s liquidity, capital resources and results of operations during the years ended December 31, 2006, 2005 and 2004. The discussion contains forward-looking statements that involve risks and uncertainties.

General Overview

Crested Corp. ("Crested" or the "Company") has been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged to a limited extent in commercial real estate, but only in connection with acquiring mineral properties which included commercial real estate. Going forward, the Company intends to expand commercial real estate operations. Initially the Company will target multifamily housing in communities located in the Rocky Mountain area that are being impacted by the energy development.

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with its parent company, U.S. Energy Corp. ("USE"). The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the year ended December 31, 2006. Additional subsidiaries have been organized by the Company and USE which include U.S. Moly Corp. (“USMC”) for molybdenum and InterWest, Inc. (“InterWest”) for real estate. The Company and USE each own 45% of the common stock of these entities with the employees, officers and directors of the Company and USE owning the remaining 10%.

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

Uranium - The price of uranium concentrate has increased from a five year low of $7.25 per pound in January 2001 to a five year high of $72 per pound in December 2006. During the first quarter of 2007 this increase continued ($91 at March 12, 2007).

Gold - The five year low for gold was in 2001 when it hit $256 per ounce. The market price for gold has risen in subsequent years with the average annual price for gold at $603 in 2006, $445 in 2005, $410 in 2004, $363 in 2003 and $310 in 2004.

Molybdenum - Annual Metal Week Dealer Oxide mean prices averaged $25.55 per pound in 2006 compared with $32.94 per pound in 2005, $16.41 per pound in 2004, $5.32 in 2003 and $3.77 in 2002. Continued strong demand has outpaced supply over the past several years (deficit market conditions) and has reduced inventory levels throughout the industry. At March 9, 2007, the price was $28.25 per pound.

The rebound in the Company’s commodity prices present opportunities. The Company holds what we consider to be significant mineral and related properties in gold and uranium, and received a significant molybdenum property from Phelps Dodge Corporation (“PD”) on February 28, 2006. In contrast to the prior five years, we now have cash on hand sufficient for general and administrative expenses, the continuation of our uranium property acquisition and exploration plan, and operation of the water treatment plant on the molybdenum property. Kobex Resources Ltd. (“KBX”) is expected to pay the Lucky Jack molybdenum property permitting expenses and water treatment plan operating costs, and if the sxr Uranium One (“Uranium One”) contract is closed, additional cash will be available to acquire new mineral properties and pursue other business opportunities.

Management’s strategy to generate a return on shareholder capital is first, to demonstrate prospective value in the mineral properties sufficient to support substantial investments by large industry partners and second, to structure these investments to bring capital and long term development expertise to move the properties into production. There are uncertainties associated with this strategy. Please see the risk factor disclosure in this report.

Proposed merger with USE

On December 20, 2006, the Company’s Special Committee of the independent board members met with the Special Committee of the independent board members of USE. Following extensive discussions between the two committees, the USE Special Committee proposed a merger of the Company into USE, by means of an offer to acquire the minority shares of the Company, based on an exchange ratio of one share of common stock of USE for every two shares of the Company’s common stock not held by USE (which owns 70.9% of the Company’s common stock). Navigant Capital Advisors, LLC served as financial advisor to the USE Special Committee, and Neidiger Tucker Bruner Inc. served as financial advisor to the Company’s Special Committee. Both Navigant Capital Advisors, LLC and Neidiger Tucker Bruner submitted fairness opinions on the final proposal for the merger.

The offer also provided that:

(i) USE would vote in line with the vote of a majority of the holders of the Company’s minority share holders;

(ii) USE may decline to consummate the merger, even after approval by the holders of a majority of the minority the Company’s shares, if the holders of more than 200,000 the Company’s shares perfect their rights to dissent from the merger under Colorado law or for other reasons, in USE’s sole discretion; and

(iii) Shares of common stock issuable under options issued by the Company which are held by USE officers, directors, and employees are to participate in the offer on the same exchange ratio basis as the minority shareholders of the Company (the number of option shares would be determined by the extent to which the Company’s market price exceeds the $1.71 option exercise price).

The Special Committee for the Company accepted the offer. Thereafter, the Special Committees recommended to their respective full boards that the merger offer be approved. On December 20, 2006, the full boards of directors of the Company and USE voted to approve the merger offer.

Consummation of the merger is subject to execution of definitive documents; USE delivering to the Company’s minority shareholders a proxy statement/prospectus (following declaration of effectiveness by the SEC of a Form S-4 to be filed by USE with the SEC) for a special meeting of the Company’s shareholders; approval of the merger by the holders of a majority of the minority the Company’s shares; and satisfaction of customary representations and warranties to be contained in the definitive documents.

Forward Looking Statements

This Report on Form 10-K for the years ended December 31, 2006, 2005 and 2004 includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, we are making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

Critical Accounting Policies

Marketable Securities - The Company accounts for its marketable securities (1) as trading, (2) available-for-sale or (3) held-to-maturity. Based on the Company's intent to sell the securities, its equity securities are reported as a trading security. The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity. If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

Asset Impairments - We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable.

Asset Retirement Obligations - The Company records the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred. The Company reviews the liability each quarter and determines if a change in estimate is required as well as accretes the total liability on a quarterly basis for the future liability. Final determinations are made during the fourth quarter of each year. The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

Liabilities Held for Sale - Long lived liabilities that will be sold within one year of the financial statements are classified as current. At December 31, 2006 the Company believed that its uranium assets in Wyoming, Utah, Colorado and Arizona would be sold within a twelve month period. All asset retirement obligations as well as any other liability associated with these properties was classified as current Liabilities Held for Sale at December 31, 2006. In the event that these assets and liabilities are not sold, they will be re-evaluated to insure that no impairment has taken place and re-classified as long term assets and liabilities.

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

Income Taxes - The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets, liabilities and carry forwards. The Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized. We recognized an income tax benefit of $7,533,800 by reducing the valuation allowance on the deferred income tax assets based upon our assessment that we will generate taxable income as a result of the transaction with sxr Uranium One Inc. for the sale of uranium assets.

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

Recent Accounting Pronouncements

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Balance Sheets. The Company does not expect that the adoption of FIN 48 will have a significant impact on the financial statements of the Company.

FAS 157 In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions for FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Liquidity and Capital Resources

On June 8, 2006, the Company converted 245,759 Enterra Acquisitions Class D Shares (“Acquisitions”) into Enterra Energy Trust units (“Enterra”). The Enterra units were sold during the third quarter of 2006. The Company received $2,991,000 in net cash proceeds from the liquidation of this investment position. The Company also sold its minority interest in Pinnacle Gas Resources, Inc. (“Pinnacle”) for $4,830,000.

Although the Company received these cash proceeds during the year ended December 31, 2006 it continued to have a working capital deficit of $3,730,800 and an accumulated deficit of $11,497,400. The principal component of the working capital deficit is a debt payable to USE in the amount of $13,277,200. The debt to USE increased $2,455,400 during the year ended December 31, 2006 as a result of USE paying the Company’s portion of working capital and investment capital needs in various entities in which they jointly participate.

During the year ended December 31, 2006, the Company consumed $15,600 in operations and $3,313,900 in financing activities while investing activities generated $6,471,000. The Company recorded a net loss before a benefit from income taxes of $3,782,900 during the year ended December 31, 2006. The major component of the loss was a negotiated settlement payment to Phelps Dodge Corporation (“PD”) in the amount of $3.5 million. The settlement was as a result of an order from the Federal District Court of Colorado in favor of PD wherein the Company and USE were ordered to pay PD $7,538,300 plus interest at 5.5% per annum. Rather than appeal the award, the parties agreed on a settlement $7.0 million, of which the Company was obligated to pay one half. The Company had sufficient working capital to pay the settlement amount.

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

Capital Resources

Contract to Sell Uranium Assets to Uranium One and the UPC Agreement

On February 22, 2007, the Company and USE signed an asset purchase agreement with sxr Uranium One Inc. (“Uranium One”) and certain of its private subsidiary companies. If this agreement is closed, Uranium One will buy all the uranium assets and take over the Company and USE’s rights in the UPC purchase and mining venture. These proceeds will substantially enhance liquidity, and with respect to UPC, the receipt of approximately $5 million from Uranium One for UPC’s future obligations under its purchase agreement with the Company and USE will eliminate the uncertainty associated with UPC making those payments under the UPC purchase agreement (UPC would be paying Uranium One following the closing of the asset purchase agreement). The value of the proceeds is indeterminable as they are based on stock prices that will fluctuate until closing.

Kobex Resources Ltd. Agreement

On October 6, 2006, the Company and USE signed an agreement (amended December 7, 2006) giving Kobex (“KBX”) an option to acquire up to a 65% interest in the Lucky Jack molybdenum property. The principal financial benefit to be realized in 2007 and thereafter by the Company of Kobex performance under the agreement, is that Kobex will fund substantial costs and expenses which otherwise may have to be funded by the Company and USE (including paying for the water treatment plant, obtain necessary permits, and have performed a bankable feasibility study preparatory to mining or selling the property). See “Lucky Jack Molybdenum Property” below. The Company’s liquidity will be affected positively when the agreement is signed and executed. The closing date has not been determined.

Line of Credit

The Company, jointly with USE, has a $500,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment jointly owned with USE. At December 31, 2006, the full line of credit was available to the Company and USE. This line credit is used for short term working capital needs associated with operations.

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

Capital Requirements

The direct capital requirements of the Company during 2006 remain its general and administrative costs; expenses and funding of exploration drilling; the holding costs of the Sheep Mountain uranium properties in Wyoming, required reclamation work on the Sheep Mountain properties and the maintenance of the Shootaring Canyon uranium mill (“Shootaring”) and uranium properties in southern Utah, Colorado and Arizona and the maintenance of jointly owned real estate. On February 28, 2006, the Company and USE re-acquired the Lucky Jack molybdenum property from PD. In addition to receiving the Lucky Jack property the Company and USE became the owners of a water treatment plant which is attached to the property and thereby responsible for the operation of the plant and thereby became responsible for the operating costs of this plant. The Company, as a result of the formation of InterWest and the pursuit of the real estate market, will be obligated to fund its percentage of capital required to purchase and or develop real estate properties.

Maintaining Mineral Properties

Uranium Properties

The average care and maintenance costs associated with the Sheep Mountain uranium mineral properties in Wyoming is approximately $200,000 per year of which UPC is required to pay 50% annually. There are also costs associated with the exploration and maintenance of the uranium properties in Utah, Colorado and Arizona. The majority of these costs are covered as a result of the agreements with UPC and Uranium One detailed above in Capital Resources. In the event that the sale of the properties to Uranium One is concluded all the costs of maintaining, exploring and developing and reclaiming these properties will be paid for by Uranium One and UPC. Additionally, if the Uranium One agreement is successfully closed, Uranium has agreed to reimburse the Company and USE for any pre-approved costs associated with the properties from June 14, 2006 to the date of closing. It is therefore projected that although the Company and USE will pay the holding costs associated with the uranium properties until the time of the close with Uranium One that there will be no net consumption of cash for these properties during 2007 if the transaction with Uranium One closes.

Lucky Jack Molybdenum Property

The Company and USE re-acquired the Lucky Jack molybdenum property, from PD on February 28, 2006. The property was returned to the Company and USE by PD in accordance with a 1987 Amended Royalty Deed and Agreement between the Company and USE and Amax Inc. PD became the successor owner of the property in 1999. On September 26, 2006, the Company and USE each paid PD $3,500,000 for a total of $7,000,000 as final settlement of the July 26, 2006 Judgment of $7,538,300 awarded by the U.S. Federal District Court of Colorado to PD.

Conveyance of the property by PD to the Company and USE also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. Operating costs for the water treatment plant are expected to approximate $1.5 million annually. In an effort to assure continued compliance, the Company and USE has retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant. Under the agreement with Kobex Resources Ltd., Kobex is expected to pay these and other costs. However, until such time as the Company is able to find an industry partner to participate in the property, costs related to the property in excess of Kobex’s obligations will be shared by the Company and USE and Kobex in proportion to their interests in the property (assuming Kobex performs and exercises its options). The Company and USE’s share of these future costs could be significant.

Asset Retirement Obligations

The Company and USE are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain uranium properties. The balance in the reclamation liability account at December 31, 2006 of $2.4 million (½ accrued by the Company) is believed by management to be adequate. The Company and USE are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building and by posting cash bonds. Due the pending Uranium One purchase of the uranium assets and the belief of management that the sale of the assets will close during the twelve months after December 31, 2006, the asset retirement obligation of $1,204,900 is classified as a current liability held for sale.

The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. As of December 31, 2006, the present value at 8% of the reclamation liability on the Plateau properties was $4,117,400. Plateau holds a cash deposit for reclamation in the amount of approximately $6.8 million. The Company is obligated to pay one half of any amount of reclamation cost over the bond amount at the time the actual reclamation cost is incurred. It is not anticipated that the reclamation work will begin for at least 33 years.

If the sale of the uranium properties to Uranium One closes, the asset retirement obligations on the Sheep Mountain and Plateau Resources properties will be transferred to Uranium One.

The Lucky Jack molybdenum property has a reclamation liability of $102,000 as of December 31, 2006 of which the Company is obligated to pay one half. No capital resources will be used for this obligation during 2007.

InterWest

On January 8, 2007, InterWest, through its wholly owned limited liability company, Remington Village, LLC, signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming for $1,268,800. InterWest also signed a Development Agreement with PEG to assist in the evaluation of the property and to obtain the entitlements, engineering and architecture necessary to construct multi-family housing on the property. The cost to obtain entitlements, engineering and architecture is estimated to be approximately $698,000 and the construction cost of the 216 rental units is estimated to be between $22 and $25 million.

A substantial part of total costs may be funded with commercial loans, and the Company and USE may seek private investors to offset the equity component (estimated at 20% of total costs). If the Uranium One contract is not closed, InterWest may sell the property with the planning permit, instead of building the complex.

InterWest intends to expand operations in the multifamily housing sector, with focus on the energy basins of Wyoming, Utah, and Colorado where housing demand is expected to remain strong. Funding of these projects is predicated upon the projects meeting specific rate of return, financing and management requirements. If such projects are found the Company may be obligated to fund up to 20% of each project from cash reserves.

Debt

Obligations of the Company consist of advances payable to USE, which are due upon demand. The obligation is due to USE for funding a majority of the operations of USECC, of which 50% is the responsibility of the Company. All advances payable to USE are classified as current as of December 31, 2006 and 2005 as a result of USE’s unilateral ability to modify the repayment terms.

Other

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of their work, the board of directors from time to time has accepted the recommendation of the Compensation Committee to grant a bonus to employees and directors when major transactions are closed.

Results of Operations

Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

During the years ended December 31, 2006 and December 2005 the Company did not have any revenues from operations. Operating costs and expenses consisted of non cash accretion of asset retirement obligations of $113,000 for the twelve months ended December 31, 2006 and $90,900 for the year ended December 31, 2005. The increase in accretion expenses during the year ended December 31, 2006 as compared to those recorded at December 31, 2005 of $22,100 was as a result of a re-estimation of the actual reclamation cost associated with the Sheep Mountain uranium properties and the addition of reclamation costs associated with the Lucky Jack project.

General and administrative expenses increased from $179,500 during the year ended December 31, 2005 to $531,000 at December 31, 2006 for an increase of $351,500. This increase is directly related to the re-valuation of the Executive Retirement Plan of the Company and USE for two of its executive officers, one of whom passed away during 2006 and the other who determined that he would retire during the first quarter of 2007. The acceleration of their use of the retirement policy is within the requirements of the policy but was not anticipated so quickly. The change caused an acceleration of the accrual of the benefits due under the policy. Additionally the Company experienced an increase in professional services due to consultants and legal fees associated with the potential merger with USE.

During the year ended December 31, 2006, the Company recorded a loss from the exchange of the Enterra Acquisition shares of $1,354,200 and a loss of $324,300 from the sale of Enterra units. The Company received exchangeable shares of Enterra Acquisitions when it sold RMG to Enterra in June of 2005. These shares were convertible to units of Enterra Energy Trust after a one year holding period. Prior to the actual conversion the conversion feature of the Enterra Acquisition shares was accounted for as an imbedded derivative. At the time the actual conversion took place the market price of Enterra Energy Trust units had significantly decreased. The Company sold all of the units of Enterra and recorded a loss on the sale of $324,300 while it recorded a net increase in cash of $2,991,000 from the sales.

During the year ended December 31, 2006 the Company recorded a net loss of $223,600 from the value of the derivative discussed above on the Enterra Acquisition shares. During the year ended December 31, 2005 the Company recognized revenue of $223,600 from the valuation of the derivative. Additionally, the Company recorded a net gain on the sale of RMG of $5,816,700 during the year ended December 31, 2005.

During the year ended December 31, 2006, the Company sold its equity ownership interest in Pinnacle to a third party. As a result of this sale the Company received $4,830,000 in cash proceeds and recognized a net gain on the sale of $3,794,800. The Company also settled its portion of the PD award ordered by the U.S. District Court of Colorado by paying $3.5 million to PD. There were no similar sales or litigation settlement transactions during the year ended December 31, 2005.

During the year ended December 31, 2006 the Company and USE became obligated to pay Enterra $2.0 million as a result of their net proceeds from the sale of their interest in Pinnacle. The Company and USE paid this obligation through the release of 506,395 shares of USE common stock that the Company owned. The Company further released the balance of the shares of USE it owned, 5,964 shares, to USE. For the release of these shares the Company paid its portion of the obligation to Enterra, $700,000, which was netted against the gain recognized from the sale of Pinnacle equity, and received a credit from USE on its indebtedness to USE in the amount of $1,323,800. The Company recognized a net gain on the transfer of these shares of USE common stock of $2,023,800 during the year ended December 31, 2006.

Equity losses from USECC increased by $1,925,800 from $1,699,800 during the year ended December 31, 2005 to $3,625,600 during the twelve months ended December 31, 2006. The primary reason for the increase in the equity loss from USECC was as a result of the Compensation Committee of USE recommending that a cash bonus in the aggregate amount of $3,013,000 be paid to all 29 employees (including officers) of USE on September 29, 2006. The bonus was paid for the results of the employees’ work on behalf of the Company and USE related to the sale of the Company and USE’s stock in Pinnacle and other transactions.

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

The Company recorded a net loss if $3,782,900 before income taxes during the year ended December 31, 2006 as compared to a net gain before taxes of $4,641,400 during the year ended December 31, 2005. As explained above the major difference between the two periods was litigation settlement expense with PD and losses recorded during 2006 on the exchange of Enterra shares and a lower amount recognized from the sale of investments. During 2006 the Company recorded a tax benefit as a result of the accounting treatment related to valuation allowances and deferred tax assets. The result was a tax benefit of $7,533,800 as compared to a tax provision during the year ended December 31, 2005 of $100,000. Additionally the Company received a current benefit from income taxes as a result of a refund from prior year provisions. (See Note G to financial statements)

The Company recorded a net gain per share of $0.22 for the year ended December 31, 2006 as compared to a net gain per share of $0.26 per share during the year ended December 31, 2005.

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

Effects of Changes in Prices

Mineral operations are significantly affected by changes in commodity prices. As prices for a particular mineral increase, prices for prospects for that mineral also increase, making acquisitions of such properties costly and sales advantageous. Conversely, a price decline facilitates acquisitions of properties containing that mineral, but makes sales of such properties more difficult. Operational impacts of changes in mineral commodity prices are common in the mining industry.

Uranium and Gold. Changes in the prices of uranium and gold will affect our operational decisions the most. Currently, both gold and uranium have experienced an increase in price. We continually evaluate market trends and data and are seeking financing or a joint venture to place the Company’s gold and uranium properties in production.

Molybdenum. The price of molybdenum at December 31, 2006 was $28.00 per pound (Metal Prices.com). Production from the Lucky Jack Project will have a very long life and changes in prices of molybdenum would affect the revenues from that property. A significant decrease in the current market price would have to occur prior to the time that the Mt. Emmons property would no longer be profitable. In addition to the market risk it is not known how long the permitting process on Mt. Emmons will take or how much it will cost.

Contractual Obligations

The Company has three divisions of contractual obligations as of December 31, 2006: Debt to USE of $13,277,200, liabilities held for sale $1,204,900 and asset retirement obligations of $51,000.

Accordingly, even if the Uranium One contract is closed, future property acquisitions and development work may require large amounts of cash, of which the Company may have to obtain from industry or equity partners.

ITEM 8. Financial Statements

Financial statements meeting the requirements of Regulation S-X follow.

Report of Independent Registered Public Accounting Firm

Crested Corp. Board of Directors

We have audited the accompanying balance sheet of Crested Corp. (the “Company”) as of December 31, 2006, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Crested Corp. at December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses from operations. In addition, the Company has a working capital deficit of $3,730,800 as of December 31, 2006; the substantial portion of the obligation is owned to an affiliated entity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note B to the financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/ Moss Adams LLP
Scottsdale, Arizona

April 2, 2007

Report of Independent Registered Public Accounting Firm

Crested Corp. Board of Directors

We have audited the accompanying balance sheet of Crested Corp. as of December 31, 2005 and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crested Corp. as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses from operations. In addition, the Company has a working capital deficit of $10,832,900 as of December 31, 2006; the substantial portion of the obligation is owned to an affiliated entity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EPSTEIN WEBER & CONOVER, PLC

Scottsdale, Arizona
March 3, 2006

CRESTED CORP.
BALANCE SHEETS
ASSETS

	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$3,236,600	$95,100
Accounts receivable	72,200	--
Deferred tax assets	7,442,500	--
	10,751,300	95,100

INVESTMENTS IN AFFILIATES
Affiliated companies	4,280,400	3,348,800
Non-affiliated companies	--	5,228,300
	4,280,400	8,577,100
PROPERTIES AND EQUIPMENT
Library	--	10,000
Developed oil properties, full cost method	--	886,800
	--	896,800
Less accumulated depreciation, depletion and amortization	--	(886,800)
	--	10,000

DEFERRED TAX ASSETS	91,300	--
	$15,123,000	$8,682,200

The accompanying notes are an integral part of these statements.

CRESTED CORP.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

	December 31,
	2006	2005
CURRENT LIABILITIES:
Current debt to affiliate	$13,277,200	$10,821,800
Liabilities held for sale	1,204,900	--
Asset retirement obligation	--	106,200
	14,482,100	10,928,000

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	51,000	1,045,200

COMMITMENTS AND CONTINGENCIES	--	--

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; 100,000,000 shares
authorized; 17,167,704 and 17,149,298
shares issued and outstanding	17,200	17,200
Additional paid-in capital	11,844,400	11,814,400
Accumulated deficit	(11,497,400)	(15,348,300)
	364,200	(3,516,700)
	$15,123,000	$8,682,200

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004

REVENUES:	$--	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	113,000	90,900	90,900
Change in estimate of asset retirement obligation	(8,500)	(109,500)	25,700
General and administrative	531,000	179,500	203,400
	635,500	160,900	320,000
LOSS BEFORE INVESTMENT AND
PROPERTY TRANSACTIONS	(635,500)	(160,900)	(320,000)

OTHER REVENUES AND (EXPENSES):
Interest	44,700	1,100	--
Dividend income	27,000	12,400	--
Gain (loss) on sale of investment	3,794,800	--	--
Gain on sale of Rocky Mountain Gas	--	5,816,700	--
Loss on write off of fixed assets	(10,000)	--	--
Loss on exchange of Enterra Acquisition shares	(1,354,200)	--	--
(Loss) gain on sale of marketable securities	(324,300)	448,300	--
(Loss) gain on valuation of derivatives	(223,600)	223,600	--
Gain on sale of U.S. Energy stock	2,023,800	--	--
Litigation settlement	(3,500,000)	--	--
	478,200	6,502,100	--

(LOSS) GAIN BEFORE EQUITY LOSS,
AND INCOME TAXES	(157,300)	6,341,200	(320,000)

EQUITY IN LOSS OF AFFILIATE	(3,625,600)	(1,699,800)	(1,447,500)

(LOSS) INCOME BEFORE
INCOME TAXES	(3,782,900)	4,641,400	(1,767,500)

INCOME TAXES
Current benefit from (provision for)	100,000	(100,000)	--
Deferred benefit	7,533,800	--	--
	7,633,800	(100,000)	--

NET INCOME (LOSS)	$3,850,900	$4,541,400	$(1,767,500)

PER SHARE DATA
NET INCOME (LOSS) PER SHARE, BASIC	$0.22	$0.26	$(0.10)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.22	$0.26	$(0.10)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,153,282	17,146,306	17,124,568

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,711,842	17,161,306	17,124,568

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2003	17,118,098	$17,200	$11,804,800	$(18,122,200)	$(6,300,200)

Issuance of stock to directors	19,200	--	4,800	--	4,800

Net Loss	--	--	--	(1,767,500)	(1,767,500)
Balance December 31, 2004	17,137,298	$17,200	$11,809,600	$(19,889,700)	$(8,062,900)

Issuance of stock to directors	12,000	--	4,800	--	4,800

Net Income	--	--	--	4,541,400	4,541,400
Balance December 31, 2005	17,149,298	$17,200	$11,814,400	$(15,348,300)	$(3,516,700)

Issuance of stock to directors	18,406	--	30,000	--	30,000

Net Income	--	--	--	3,850,900	3,850,900
Balance December 31, 2006	17,167,704	$17,200	$11,844,400	$(11,497,400)	$364,200

Total Shareholders' Equity at December 31, 2006, Deficit at December 31, 2005, and December 31, 2004 does not include 15,000 shares currently issued but forfeitable if certain conditions are not met by the recipients.

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,850,900	$4,541,400	$(1,767,500)
Adjustments to reconcile net income (loss) to net cash
used in by operating activities:
Equity in loss of affiliate	3,625,600	1,699,800	1,447,500
Loss on exchange of Enterra acquisition shares	1,354,200	--	--
Loss (gain) on sale of marketable securities	324,300	(448,300)	--
Loss from write off of fixed assets	10,000	--	--
Loss from litigation settlement	3,500,000	--	--
Gain on sale of investment	(3,794,800)	--	--
Gain on sale of U.S. Energy stock	(2,023,800)	--	--
Benefit from deferred tax assets	(7,533,800)	--	--
Gain on sale of Rocky Mountain Gas	--	(5,816,700)	--
Noncash compensation	415,900	136,100	4,800
Loss (gain) valuation of derivatives	223,600	(223,600)	--
Accretion of asset retirement obligation	113,000	90,900	90,900
Change is accounts receivable	(72,200)	--	--
Change in asset retirement obligation	(8,500)	(109,500)	25,700
NET CASH USED IN OPERATING ACTIVITIES	(15,600)	(129,900)	(198,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	2,991,000	2,177,900	--
Proceeds from the sale of Pinnacle Gas	4,830,000	--	--
Investment in affiliate	(1,350,000)	(2,795,900)	(43,500)
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	6,471,000	(618,000)	(43,500)

CASH FLOWS FROM FINANCING ACTIVATES:
Net activity on debt to affiliate	(3,313,900)	839,200	242,600

NET INCREASE IN
CASH AND CASH EQUIVALENTS	3,141,500	91,300	500

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	95,100	3,800	3,300

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$3,236,600	$95,100	$3,800

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(continued)
	Year ended December 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--	$--

Income tax (refund) paid	$(100,000)	$100,000	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of Enterra Acquisition Shares for
Enterra Trust Units	$3,315,300	$--	$--

Issuance of stock to outside directors	$30,000	$4,800	$4,800

Investment in Non-affiliated companies	$--	$917,600	$--

Investment in affiliate	$--	$717,100	$--

Net activity on debt to parent	$--	$200,400	$--

The accompanying notes are an integral part of these statements.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

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

The Company and U. S. Energy Corp. (“USE”), an approximate 70.9% shareholder of the Company, at December 31, 2006, are engaged in the standby and maintenance of two uranium properties, one in southern Utah known as the Shootaring Uranium Mill, which is owned by Plateau Resources Limited, a 100% owned subsidiary of USE, and a second consisting of a group of mining claims and a state lease on Sheep Mountain located in central Wyoming. The Company and USE also own various uranium mining claims located in Wyoming, Utah, Colorado and Arizona. Sutter Gold Mining Inc. (“SGMI”), a Wyoming corporation, manages the Company’s and USE’s interest in gold properties. At December 31, 2006, the Company owned 0.9% of SGMI. Additional companies organized during 2006 by the Company and USE include U.S. Moly Corp. (“USMC”) for the management of the molybdenum business and InterWest, Inc. for the prospective real estate business. Initial ownership of these shell companies is 45% the Company, 45% USE and 10% by their officers, directors and employees.

Management Plan

During the year ended December 31, 2006 the Company recorded a net gain of $3,850,900. Ongoing annual losses have resulted in an accumulated deficit of $11,497,400 at December 31, 2006. The Company also has a working capital deficit of $3,730,800 at December 31, 2006 that includes $13,277,200 due to USE. The Company experienced negative cash flows from operations of $15,600, $129,900 and $198,600 for the years ended December 31, 2006, 2005 and 2004 respectively. At December 31, 2006, the Company does not have sufficient cash or cash flows from operations to meet its on going general and administrative costs and retire the debt due to USE. All of these factors raise substantial doubt about the Company’s ability to continue as a going concern during the upcoming year.

The Company has assets that are unencumbered that could be sold to generate cash, however, there can be no assurances that funds generated from the sale of assets will be sufficient to meet all of the Company’s obligations.

In order to improve the liquidity of the Company, management intends to do the following:

•  Continue working with Uranium Power Corp. (“UPC”) and USE to explore and develop jointly held uranium properties along with seeking a joint venture partner. (See Note E)

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

•  Continue to work with USE to close the sale of its uranium assets, including the Shootaring Canyon Uranium mill (“Shootaring”) in southern Utah to sxr Uranium One (“Uranium One”). (See Note E)
•  Continue working with USE to finalize an operating agreement with Kobex Resources Ltd. (“KBX”) which will fund the initial exploration, permitting and development of the Lucky Jack molybdenum property (“Lucky Jack”) in Colorado. (See Note E)
•  Seek additional investment opportunities through the acquisition of operating companies or the development of entities such as real estate.
•  Seek joint venture partners on other mineral properties which the Company owns an interest in.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investments

Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method. The Company’s investment in SGMI and USECC Joint Venture (“USECC”) are accounted for using the equity method (see Note D) as they under the control by USE and its management.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which may exceed federally insured limits. At December 31, 2006, the Company and USECC had all of their cash and cash equivalents with several financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Securities

The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities , which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to hold the securities at least through the minimum contractual holding period, with exception, the Enterra securities described below, the Company's marketable securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.

At December 31, 2005, the Company had an investment in non-affiliated company, 245,759 shares of Enterra Series D Common Stock, in the amount of $5,228,300. On June 8, 2006, the Enterra stock was converted into Enterra units and became marketable. The units were classified as Trading Marketable Securities. The Company recognized a $1,354,200 loss on the conversion of the shares, and a loss of $223,600 on the valuation of the derivatives to convert the Enterra shares. All of these marketable securities were sold during the year ended December 31, 2006. The Company received $2,991,000 in cash proceeds and recognized a loss of $324,300 from the sale of these marketable securities. Due to the short period that these securities were held they are classified as trading securities.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

Properties and Equipment

The Company capitalizes all costs incidental to the acquisition as incurred. Mineral exploration costs are expensed as incurred. When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if the Company subsequently determines that the property is not economical due to permanent decreases in market prices of commodities, too high of production costs or depletion of the mineral resource.

Oil and gas properties are accounted for using the full cost method. Capitalized costs plus any future development costs are amortized by the units-of-production method using proven reserves. All oil and gas properties are fully depleted.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop the mineral interests may result in asset impairment. The Company participates in long lived assets through its investments in USECC and SGMI. These assets are not consolidated on the financial statements of the Company. As of December 31, 2006, no impairment existed in the USECC or SGMI assets.

Fair Value of Financial Instruments

The carrying amount of cash equivalents and other current assets approximates fair value because of the short term nature of those instruments. It is not practicable to determine the fair value of debt to affiliate carried at $13,277,200 and $10,821,800 at December 31, 2006 and December 31, 2005, respectively.

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

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123") defines a fair value based method of accounting for employee stock options or similar equity instruments. SFAS 123 allowed the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made to net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25 through calendar year 2005. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.

Implementing SFAS No. 123(R) as of January 1, 2006 has had no effect on the results of operations of the Company for the year ended December 31, 2006.

The Company has computed the fair values of all options granted using the Black-Scholes pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2005	2004
Risk-free interest rate	4.38%	4.82%
Expected lives (years)	9.44	--
Expected volatility	107.20%	--
Expected dividend yield	--	--

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

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net gain (loss) and pro forma net gain (loss) per common share would have been reported as follows:

	Year Ended
	December 31,
	2005	2004
Net gain (loss) to common	$4,541,400	$(1,767,500)
shareholder as reported
Deduct: Total stock based
employee expense
determined under fair
value based method	(1,013,500)	--
Pro forma net gain (loss)	$3,527,900	$(1,767,500)

As reported, Basic and Diluted	$0.26	$(0.10)
Pro forma, Basic and Diluted	$0.21	$(0.10)

Weighted average shares used to calculate pro forma net loss per share were determined as described below, except in applying the treasury stock method to outstanding options; net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

Asset Retirement Obligations

The Company accounts for its asset retirement obligations under SFAS No. 143 “Accounting for Asset Retirement Obligation.” The Company records the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred. The Company reviews the liability each quarter and determines if a change in estimate is required as well as accretes the total liability on a quarterly basis for the future liability. Final determinations are made during the fourth quarter of each year.

Liabilities Held for Sale

The Company accounts for long lived liabilities held for sale pursuant to FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. On July 10, 2006, the Company and USE signed an Exclusivity Agreement tot sell its uranium properties. On February 22, 2007, the Company and USE signed an Asset Purchase Agreement for the sale of these uranium assets. As the terms of the agreement dictate that the actual sale of these assets will occur within calendar 2007, the long term asset retirement obligation of $1,204,900 at December 31, 2006 is classified as a current liability. (See Notes E and K) No other liabilities or asset carrying values are reflected in the December 31, 2006 Balance Sheet of the Company. The Uranium assets are held in a shut down mode and there are no operations at them.

The Company deducts any actual funds expended for reclamation during the quarter in which it occurs. The Company has no remaining book value for these properties.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

The following is a reconciliation of the total liability for asset retirement obligations

Balance December 31, 2005	$1,151,400
Addition to Liability	44,100
Revaluation of liability	(52,600)
Accretion Expense	113,000
Reclassification to liabilities held for sale	(1,204,900)
Balance December 31, 2006	$51,000

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

SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

Net Income (Loss) Per Share

The Company reports net gain (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 (“SFAS 128”). Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Using the treasury stock method there were 558,560 potential shares relating to forfeitable shares and options that are included in the diluted earnings per share for the year ended December 31, 2006. Potential common shares relating to options and were excluded from the computation of diluted gain (loss) per share, because they were anti-dilutive, totaled 1,700,000, and -0- at December 31, 2005 and 2004 respectively.

Diluted Earnings Per Share

	2006
	Income	Shares	Per Share

Basic earning per share	$3,850,900	17,153,282	$0.22

Effect of dilutive securities:
Forfeitable shares		15,000
Outstanding options		543,560
		558,560

Diluted earning per share:	$3,850,900	17,711,842	$0.22

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

	2005
	Income	Shares	Per Share

Basic earning per share	$4,541,400	17,146,306	$0.26

Effect of dilutive securities:
Forfeitable shares		15,000
Outstanding options		--
		15,000

Diluted earning per share:	$4,541,400	17,161,306	$0.26

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

Recent Accounting Pronouncements

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Balance Sheets. The Company does not expect that the adoption of FIN 48 will have a significant impact on the financial statements of the Company.

FAS 157 In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions for FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

C. RELATED-PARTY TRANSACTIONS:

The Company does not have employees, but utilized USE's employees and pays for one-half of these costs under the USECC Joint Venture Agreement. The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. As of December 31, 2006, 2005, and 2004 the Board of Directors of USE contributed 70,756, 56,494 and 70,439 shares of USE stock to the ESOP at prices of $4.98, $4.65 and $2.96 per share, respectively. The Company is responsible for one-half of the value of these contributions or $176,200, $131,400 and $104,200, for the years ended December 31, 2006, 2005 and 2004, respectively, which was advanced through debt to affiliate. As of December 31, 2006, all shares of USE stock that have been contributed to the ESOP have been allocated. The estimated fair value of shares that are not vested is approximately $196,100.

Proposed merger with USE

On December 20, 2006, the Company’s Special Committee of the independent board members met with the Special Committee of the independent board members of USE. Following extensive discussions between the two committees, the USE Special Committee proposed a merger of the Company into USE, by means of an offer to acquire the minority shares of the Company, based on an exchange ratio of one share of common stock of USE for every two shares of the Company’s common stock not held by USE (which owns 70.9% of the Company’s common stock). Navigant Capital Advisors, LLC served as financial advisor to the USE Special Committee, and Neidiger Tucker Bruner Inc. served as financial advisor to the Company’s Special Committee. Both Navigant Capital Advisors, LLC and Neidiger Tucker Bruner submitted fairness opinions on the final proposal for the merger.

The offer also provided that:

(i)  USE would vote in line with the vote of a majority of the holders of the Company’s minority share holders;
(ii)  USE may decline to consummate the merger, even after approval by the holders of a majority of the minority the Company’s shares, if the holders of more than 200,000 the Company’s shares perfect their rights to dissent from the merger under Colorado law or for other reasons, in USE’s sole discretion; and
(iii) Shares of common stock issuable under options issued by the Company which are held by USE officers, directors, and employees are to participate in the offer on the same exchange ratio basis as the minority shareholders of the Company (the number of option shares would be determined by the extent to which the Company’s market price exceeds the $1.71 option exercise price).

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

The Special Committee for the Company accepted the offer. Thereafter, the Special Committees recommended to their respective full boards that the merger offer be approved. On December 20, 2006, the full boards of directors of the Company and USE voted to approve the merger offer.

Consummation of the merger is subject to execution of definitive documents; USE delivering to the Company’s minority shareholders a proxy statement/prospectus (following declaration of effectiveness by the SEC of a Form S-4 to be filed by USE with the SEC) for a special meeting of the Company’s shareholders; approval of the merger by the holders of a majority of the minority the Company’s shares; and satisfaction of customary representations and warranties to be contained in the definitive documents.

D. INVESTMENTS IN AFFILIATES:

The Company's investments in affiliates are as follows:
		December 31,
		2006	2005
USECC	50.0%	$4,274,900	$3,342,100
Others	various	5,500	6,700
		$4,280,400	$3,348,800

SGMI	0.9%	$(85,500)	$(85,500)
Yellow Stone Fuels Corp. ("YSFC")	13.2%	(130,100)	(130,100)
		$(215,600)	$(215,600)

At December 31, 2006, and 2005 investments of $4,280,400, $3,348,800, respectively, are presented as investments in affiliates in the accompanying balance sheets. A liability of $215,600 has been presented as a commitment to fund equity investees as of December 31, 2006 and 2005 for these investments in affiliates that the Company must fund.

During the year ended December 31, 2006, the Company paid its portion of the $2,000,000 obligation to Enterra ($700,000) by transferring its 512,359 shares of USE common stock to USE (valued at $3.95 per share at the time). USE then paid the total obligation of $2,000,000 to Enterra by transferring 506,329 shares of USE stock. The Company recognized a gain of $2,023,800 on the statement of operations and the Company also received a $1,323,800 credit from USE on the debt that the Company owes to USE.

Equity loss from investments accounted for by the equity method is as follows:
	Year ended December 31,
	2006	2005	2004

USECC	$(3,625,600)	$(1,699,800)	$(1,447,500)
	$(3,625,600)	$(1,699,800)	$(1,447,500)

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

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

CONDENSED COMBINED BALANCE SHEETS:
EQUITY INVESTEES

	December 31,
	2006	2005
Current assets	$9,032,900	$22,495,000
Non-current assets	9,816,900	16,665,000
	$18,849,800	$39,160,000

Current liabilities	$6,175,200	$4,355,000
Reclamation and other liabilities	7,474,000	10,589,700
Excess in assets	5,200,600	24,215,300
	$18,849,800	$39,160,000

CONDENSED COMBINED STATEMENTS OF OPERATIONS:
EQUITY INVESTEES

	Year ended December 31,
	2006	2005	2004
Revenues	$912,000	$911,900	$4,951,700
Costs and expenses	$(13,240,900)	$(8,630,200)	$(10,921,400)
Other Income & Expenses	$2,967,700	$7,313,800	$(759,700)
Net gain (loss)	$(9,361,200)	$(404,500)	$(6,729,400)

E. MINERAL TRANSACTIONS AND MINING PROPERTIES:

Lucky Jack Molybdenum Properties

The Company and USE re-acquired the Lucky Jack Project (formerly the Mount Emmons molybdenum property) located near Crested Butte, Colorado on February 28, 2006. The property was returned to the Company and USE by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between the Company, USE and Amax Inc. (“Amax”). The Lucky Jack Project includes a total of 25 patented and approximately 520 unpatented mining claims, which together approximate 5,400 acres, or over 8 square miles of mining claims. Pursuant to a court order the Company and USE paid PD $7,000,000, one half each, for prior holding and operating costs of the property and water treatment plant as well as litigation expenses when the properties were transferred from PD to the Company and USE.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

Conveyance of the property to the Company and USE also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. The water treatment permit issued under the Colorado Discharge Permit System (“CDPS”) was assigned to the Company and USE by the Colorado Department of Health and Environment. Operating costs for the water treatment plant are expected to approximate $1 million annually. The Company and USE through USECC, have hired a contractor to operate the water treatment plant. The Company and USE will also evaluate the potential use of the water treatment plant in the milling operations.

On October 6, 2006, the Company, USE and USMC on the one hand, and Kobex Resources Ltd. (“KBX”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), on the other hand, signed a letter agreement (the “Letter Agreement”) providing KBX an option to acquire up to a 65% interest in certain patented and unpatented claims held by the Company and USE at the Lucky Jack molybdenum property (“Property”). The Letter Agreement was amended on December 7, 2006, with an effective date of December 5, 2006.

The total cost to KBX over an estimated period of five years to exercise the full option will be $50 million in option payments and property expenditures, including the costs to prepare a bankable feasibility study on the Property and with a cash differential payment if this total is less than $50 million.

The Letter Agreement entitles KBX with an exclusive option (the “Option”) to acquire, in two stages, up to an undivided 65% interest in the Property, by paying all of the Option Payments to the Company and USE and also paying for permitting, engineering, exploring, operating (including water treatment plant expenses) and all other property-related costs and expenses (“Expenditures”), until a bankable feasibility study is provided to the Company and USE. Option Payments may be made in cash or KBX common stock, at KBX’s election. The Expenditures will be paid in cash. KBX also will have to pay an additional cash amount if the total of all Option Payments and Expenditures is less than $50 million at the time a bankable feasibility study is delivered to the Company and USE (see below).

Date or	Option
Anniversary(1)	Payment	Expenditures

10 business days
after Effective Date(2)	$750,000	$-0-

By first anniversary(3)	$500,000/1,200,000	$3,500,000/4,200,000

By second anniversary	$500,000	$5,000,000

By third anniversary	$500,000	$5,000,000

By fourth anniversary	$500,000	$2,500,000

By fifth anniversary	$500,000
		$30,000,000	(4)
	$3,950,000	$46,000,000

One half of these amounts will be for the benefit of Company.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

(1)	Anniversary of Effective Date.
(2)	If paid in KBX stock, 10 business days after Canadian regulatory and stock exchange approval which has not yet occurred.
(3)
Of this amount, $700,000 is payable by the first anniversary of the Effective Date, either by KBX paying an additional like amount in Expenditures, in the first year; or increasing the first anniversary option payment by a like amount (payable in cash or KBX common stock); or a combination of the preceding.

(4)
Delivery of a bankable feasibility study (“BFS”) on the Property. If the total Option Payments and Expenditures and costs to prepare the BFS are less than $50 million, KBX will pay the Company and USE the difference in cash. If the total is more than $50 million before the BFS is completed, The Company and USE and KBX each will pay 50% of the balance needed to complete the BFS.

Except for the first Expenditures of $3.5 million and the first Option Payment of $750,000 (both of which must be paid by KBX), all other Option Payments and Expenditures are at KBX’s discretion. However, if KBX fails to make any other Option Payments and Expenditures by the due dates and applicable grace periods, the Letter Agreement (or definitive agreement, if any) will be terminated and all rights and interests will revert to the Company and USE.

When KBX has paid $15 million in Expenditures, it will have earned a 15% interest in the Property. When all remaining option payments, and all of the expenditures over $15 million, have been paid, KBX will have earned an additional 35% interest (or a 50% total interest). However, when the BFS is delivered, if the total of all option payments, expenditures, and BFS costs are less than $50 million, earning this additional 35% interest also will be subject to KBX paying the Company and USE (in cash) the difference between the actual Option payments and Expenditures paid to date, and $50 million.

The Company and USE each hold a 3% gross overriding royalty interest in the property and this will be reserved for their separate benefit when the property is transferred to KBX. If KBX earns a 15% interest in the property, the royalty will be reduced to 2.55% each; if KBX earns a 50% interest, the royalty will be reduced to 1.5% each. For one year after the final reduction, KBX will have the option to terminate 1% (.5% of each 1.5%) by paying $10 million in cash or KBX common stock (at the Company and USE’s sole discretion), with one-half paid to each Crested and USE.

At such time as KBX has earned a 50% interest, KBX will have the right to form a joint venture with the Company and USE for the property on a 50%-50% basis. Alternatively, within four months of earning a 50% interest, KBX may offer the Company and USE a one time only election to (i) elect to remain in the 50%/50% joint venture; or (ii) to allow KBX to acquire an additional 15% interest in the property for a total of 65% interest in the property (the “65% Election”), whereby The Company and USE would revert to a 35% interest , which change in ownership will require KBX to have arranged all future property financing on optimal terms; or (iii) have KBX acquire all of the Company and USE’s interest for KBX common stock on an agreed upon valuation basis (but the KBX shares issued cannot be less than 50% for KBX and not more than 50% for the Company and USE’s interest).

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

Until KBX earns its 50% interest, KBX will manage all programs on the property, but a management committee (with two representatives from each of KBX and the Company and USE) will approve all programs and budgets for Expenditures. If there is a tie vote, the KBX representative would cast the deciding vote. A technical committee will also be formed to provide technical advice; each of KBX and the Company and USE will have two representatives. The Technical Committee will report to the management committee.

KBX may terminate the Letter Agreement or the formal agreement at any time, subject to KBX paying the Company and USE the initial $1.45 million Option Payment (in cash or KBX stock), and KBX having paid the minimum initial $3.5 million of Expenditures. Further, if and to the extent the initial minimum $1.45 million Option Payment and $3.5 million in Expenditures have not been met, termination by KBX will be subject to its paying to the Company and USE $700,000 in cash or KBX stock and the difference between $4.2 million and the total Expenditures actually made by the date of termination.

If KBX pays a broker or finder’s fee in connection with the transaction, the Company will reimburse KBX up to 50% of the fee (but the reimbursable amount will not exceed Cdn $400,000), in cash or common stock of USE (at the Company and USE’s election), in four equal annual installments. The reimbursement obligation would terminate if the Letter Agreement or the formal agreement is terminated before it is fully paid.

Contract to Sell Uranium Assets to Uranium One - Uranium

On July 10, 2006, the Company and USE signed an Exclusivity Agreement with sxr Uranium One Inc. (“Uranium One” or “SXR”), which is headquartered in Toronto, Canada with offices in South Africa and Australia (TSE and JSE “SXR”). Upon signing the Exclusivity Agreement, the Term Sheet (signed by Uranium One and by the Company and USE on June 22, 2006) became effective. The Term Sheet sets forth the indicative terms of a proposed sale of the majority of the Company and USE’s uranium assets to Uranium One.

Under the terms of the Exclusivity Agreement, Uranium One paid to the USECC $750,000 cash (nonrefundable, except for material breach of the Exclusivity Agreement) for the exclusive right to purchase the their uranium assets, including the Shootaring Canyon uranium mill in southeast Utah (and all geological libraries and other intellectual property related to the acquired assets and the mill), for a period of up to 270 days (an initial six month period, plus an optional three month extension) during which time Uranium One was to conduct their due diligence. (See Subsequent Event at Note K)

•  UPC Purchase and Sale Agreement

As of January 31, 2007, the Company, USE and UPC, signed an Amendment to Agreements (filed as an exhibit to this Report) to allow USE and Crested to transfer to Uranium One all of their rights, responsibilities and obligations under the Purchase and Sale Agreement, and the Mining Venture Agreement, which relate to uranium properties. In the Amendment to Agreements, the Company and USE relinquished all their rights to the Green River South property in favor of UPC, and those specific rights therefore will be excluded from the transfer. All other rights will be transferred to Uranium One when the APA is closed. The following summarizes the agreements with UPC which are the subject of the Amendment to Agreements.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

On December 8, 2004, the Company and USE entered into a Purchase and Sale Agreement (the “Agreement”) with Bell Coast Capital Corp. now named Uranium Power Corp. (“UPC”), a British Columbia corporation (TSX-V “UCP-V”) for the sale to UPC of an undivided 50% interest in the Sheep Mountain properties located in Wyoming.

The Agreement was amended on January 13, 2006. A summary of certain provisions follows: The purchase price for the properties is $7,050,000 plus 4 million shares of UPC common stock. During the year ended December 31, 2006, UPC paid $2,100,000 and delivered 1,500,000 shares of their stock to USECC. At December 31, 2006, UPC had therefore, on a cumulative basis, paid $2,950,000 and delivered 2.5 million UPC shares to USECC. An additional $4.1 million and 1.5 million shares are required to pay the full purchase price as follows: $1.0 million cash on April 29, 2007 and $1.5 million cash on October 29, 2007 (provided that UPC is required to pay 50% of all money it raises after January 13, 2006, which would be applied against the two cash payments); and two additional payments each of $800,000 cash and 750,000 UPC shares on June 29, 2007 and December 29, 2007, respectively (total $1,600,000 cash and 1,500,000 UPC shares).

UPC will contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). The Company and USE on the one hand and UPC on the other will then each be responsible for 50% of costs on each project in excess of $500,000. The USECC and UPC will also each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

UPC may terminate the agreement before closing, in which event UPC (i) would forfeit all payments made to termination date; (ii) lose all of its interest in the properties to be contributed by the Company under the agreement; (iii) lose all rights to additional properties acquired in the joint venture as well as forfeit all cash contributions to the joint venture, and (iv) be relieved of its share of reclamation liabilities existing at December 8, 2004.

If the Uranium One contract is not closed, then closing of the UPC Purchase and Sale Agreement is required on or before December 29, 2007, with UPC’s last payment of the purchase price. At the closing, UPC will contribute its 50% interest in the properties, and the Company will contribute their aggregate 50% interest in the properties, to the joint venture, wherein UPC and USECC will each hold a 50% interest. If the installments are not timely paid, UPC will forfeit all of the 50% interest it is to earn in the properties and the joint venture to be formed.

•  UPC Mining Venture Agreement

As of April 11, 2005, the Company and USE signed a Mining Venture Agreement with UPC to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. An area of mutual interest (“AMI”) was revised by the January 31, 2007 Amendment to Agreements and generally covers uranium properties within one mile of the properties subject to the joint venture.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

In 2005 - 2006, USECC and UPC added the Burro Canyon project (in Colorado), the Breccia Pipes project (in Arizona) and the Green River North and South (Utah) projects to their joint venture under the Mining Venture Agreement. Payments by UPC related to these additional uranium properties are separate from the payments required for UPC to acquire its 50% interest in the Sheep Mountain properties. UPC’s ownership of the 50% interest in the Burro Canyon and Breccia Pipes project is subject to UPC’s timely completion of all its payment obligations under the Agreement.

In 2006, the Company, USE and UPC signed an agreement for USECC to earn one-half of UPC’s rights to earn up to a 85% interest in the Green River South project (also known as the Sahara Property) held by Uranium Group (“UG”). For its one-half interest, USECC would pay $1,475,000 in option payments and work on the properties, plus pay to UPC (in cash or in USE stock) an amount equal to one-half of the lesser of the value of the UPC stock issued to UG when issued, and Cdn$1.00 per share. The project would be held and developed in the Mining Venture Agreement.

If the contract with Uranium One is closed, USECC will assign to UPC all of USECC’s rights in the Green River South project, and receive from Uranium One about $441,000 for USECC’s expenditures on the project from July 10, 2006 to February 22, 2007. Uranium One would have no interest in the project. If the contract is not closed, the Company may or may not continue to participate in the project.

Plateau Resources Limited

During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited (“Plateau”), a Utah corporation. Plateau owns a uranium processing mill, the Shootaring Canyon Uranium Mill and support facilities and certain other real estate assets in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At December 31, 2006, Plateau has a cash security in the amount of $6.8 million to cover reclamation and annual licensing of the properties (see Note I). The Directors of the Company and USE have agreed to divide equally the cash flows, both positive and negative from Plateau operations as well as 50% of the reclamation obligations. The Shootaring Canyon uranium mill is subject to the Uranium One asset purchase agreement.

On April 12, 2006, USE signed a contract with ARAMARK Sports and Entertainment Services, Inc., a subsidiary of ARAMARK (NYSE: “RMK”), for the management and operation of all commercial services owned by Plateau. The initial term of the contract is for three years, with one three-year extension option to be exercised upon the mutual agreement of U.S. Energy Corp. and ARAMARK. Under the terms of the contract, ARAMARK will manage the 70-room motel, convenience store, mobile home park, boat storage facility, restaurant and lounge owned by Plateau. ARAMARK will also add these assets to its nationwide reservation center and website. Per terms of the agreement, ARAMARK will receive a management fee and will invest in a marketing program designed to maximize future revenues.

Sutter Gold Mining, Inc.

Sutter Gold Mining Company (“SGMC”) was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California. On December 29, 2004, approximately 90% of SGMC was acquired by Sutter Gold Mining Inc. ("SGMI") (formerly Globemin Resources, Inc.) of Vancouver; B.C. SGMI is traded on the TSX Venture Exchange.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

During prior periods an impairment of the acquisition and exploration costs associated with the SGMI property in California was recorded. During fiscal 2000, a visitor’s center was developed and became operational to help defray the holding costs associated with the property.

Although no economic reserves have been delineated on the property, the spot market price for gold has attained and maintained levels that management believes warrants further exploration that will allow SGMI to produce gold from the property on an economic basis. In 2006, SGMI raised $3,413,800 of net proceeds from two private placements of its common stock. Proceeds have funded a combined underground and surface diamond drill program and will also be used to prepare a pre-feasibility study on the property.

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

The Company’s participation in the consideration received during the year ended December 31, 2005 was approximately $6,399,000 resulting in a gain of $5,816,700. The carrying value of the Company’s interest in RMG was $422,500 at the date of disposition. The Company received 91,029 Enterra Initial Units and 245,759 Class D shares of Acquisitions, recorded on the December 31, 2005 balance sheet as long term investments in non affiliates of $4,893,100. The Initial Units of Enterra were sold during the year ended December 31, 2005 for a gain of $448,300. The sale of the Initial Units also generated $2,177,800 in cash of which the Company applied $2.0 million to its debt to USE.

As of December 31, 2006, the Company had sold all of the 245,759 units of Enterra Energy Trust (“Enterra”) which were received in June, 2006 as an automatic conversion of its shares of Enterra Acquisition Class D shares, which shares were received as partial consideration for the June 2005 sale of RMG to Enterra. The Company received $2,991,000 cash from sale of the Enterra units.

PINNACLE

On June 23, 2003, a Subscription and Contribution Agreement was executed by RMG, CCBM, a wholly owned subsidiary of Carrizo Oil and Gas, Inc., and seven affiliates of Credit Suisse First Boston Private Equity (“CSFB Parties”). Under the Agreement, RMG and CCBM contributed certain of their respective interests, having an estimated fair value of approximately $7.5 million each, carried on RMG’s books at a cost of $957,600, comprised of (1) leases in the Clearmont, Kirby, Arvada and Bobcat CBM project areas and (2) oil and gas reserves in the Bobcat project area, to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation (“Pinnacle”). In exchange for the contribution of these assets, RMG and CCBM each received 37.5% of the common stock of Pinnacle (“Pinnacle Common Stock”) as of the closing date and options to purchase Pinnacle Common Stock (“Pinnacle Stock Options”). CFSB contributed $5.0 million for 25% of the common stock of Pinnacle and agreed under certain terms to fund additional acquisition and development programs.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

The Pinnacle shares (which had been owned by RMG, but were not sold as part of the 2005 Enterra transaction) were transferred to the Company and USE in 2005. The transaction with Enterra required the Company and USE to pay Enterra if the Pinnacle shares were later sold for more than $10 million; the payment (allowed to be by either cash or USE stock) would be the difference between $10 million and proceeds of sale (but not more than $2 million). In September 2006, the Company and USE sold their Pinnacle shares in a private transaction for $13.8 million cash, of which Crested received $4,830,000 and USE received $8,970,000. As a result of the sale of the Pinnacle shares, the Company and USE became obligated to pay Enterra $2.0 million in either cash or stock of USE. The Company and USE paid Enterra with 506,395 shares (valued at $3.95 per share at the time) of USE common stock (with a market value of $2 million) owned by the Company. As a result of the transfer of these USE shares, along with an additional 5,964 shares of USE owned by the Company which were returned to USE, the Company paid its proportionate share of the $2.0 million which was $700,000 and received a credit of $1,323,800 against the amount it owed USE.

F. DEBT:

Obligations of the Company consist of advances payable to USE, which are due upon demand. The obligation is due to USE for funding a majority of the operations of USECC, of which 50% is the responsibility of the Company. All advances payable to USE are classified as current as of December 31, 2006 and 2005 as a result of USE’s unilateral ability to modify the repayment terms.

	December 31,
	2006	2005
Advances payable - U.S. Energy
balance payable in full on
demand (see Note A)	$13,277,200	$10,821,800

The Company and USE have a $500,000 line of credit from a commercial bank. The line of credit has a variable interest rate (9.25% as of December 31, 2006). The weighted average interest rate for the year ended December 31, 2006 was 8.96%. As of December 31, 2006, none of the line of credit had been borrowed. The line of credit is collateralized by certain real property.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

G. INCOME TAXES:

The components of deferred taxes as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Deferred compensation	$81,000	$10,800
Accrued reclamation	439,600	391,500
Tax basis in excess of book	-	629,800
Net operating loss carry forwards	6,976,600	4,179,500
Tax credits (AMT credit carryover)	44,200	144,100
Total deferred tax assets	7,541,400	5,355,700

Deferred tax liabilities:
Book basis in excess of tax basis - Enterra Units	--	(76,000)
Non-deductible reserves and other	(7,600)	--
Total deferred tax assets	(7,600)	(76,000)

Net deferred tax assets	7,533,800	5,279,700
Valuation allowance	--	(5,279,700)
Deferred tax assets net of valuation allowance	$7,533,800	$--

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. Pursuant to paragraph 103 of Statement of Financial Accounting Standards No. 109 it is more likely than not that the net operating loss of the Company and the other deferred tax assets will be realized as a result of the closing of the Uranium One Asset Purchase Agreement. No valuation allowance is therefore provided at December 31, 2006 as management of the Company believes that the deferred tax assets will be utilized in future years.

During the year ended December 31, 2006 a net long term deferred tax asset of $91,300 and a current deferred tax asset of $7,442,500 were recorded. The Company therefore recognized a net tax benefit of $7,533,800.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

The income tax provision is different from the amount computed by applying the statutory federal income tax rate to the income before taxes. The reasons for those differences are as follows:

	December 31,
	2006	2005	2004

Expected federal income tax expense (benefit)	$(1,324,000)	$1,544,100	$(600,900)
Dividends received deduction	--	(595,000)	--
Net operating loss utilized	--	--	237,800
Permanent differences	(609,300)	--	--
Prior year true-up & rate change	(420,800)	--	--
Increase (decrease) in valuation allowance	(5,279,700)	(849,100)	363,100
	$(7,633,800)	$100,000	$--

There were no taxes payable as of December 31, 2006 and 2005.

At December 31, 2006, the Company had available, for federal income tax purposes, net operating loss carry-forwards of approximately $19,933,300 which expire from 2008 through 2026.

The Internal Revenue Service has audited the Company’s and subsidiaries tax returns through the year ended May 31, 2000. The Company’s income tax liabilities are settled through fiscal 2000.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

H. SHAREHOLDERS’ EQUITY:
The Board of Directors of the Company from time to time, issued stock as compensation to certain directors, employees and third parties. These shares are forfeitable to the Company until earned. The Company is responsible for the compensation expense related to these issuances. For the years ended December 31, 2006, 2005, and 2004, the Company did not recognize compensation expense resulting from these issuances. These shares will vest and be released upon the retirement of the employees that they were granted to. A schedule of forfeitable shares for Crested is set forth in the following table:

Issue	Number	Issue	Total
Date	of Shares	Price	Compensation
June 1990	25,000	$1.06	$26,500
December 1990	7,500.50		3,800
January 1993	6,500.22		1,400
January 1994	6,500.28		1,800
January 1995	6,500.19		1,200
January 1996	5,000.3125		1,600
January 1997	8,000.9375		7,500
Release of Earned Shares; August 2000	(50,000)		(33,700)
Balance at December 31, 2005	15,000		$10,100

On September 2, 2004, the Board of Directors adopted (and the shareholders approved) the 2004 Incentive Stock Option Plan (the "2004 ISOP") for the benefit of Crested’s key employees. The 2004 ISOP reserves for issuance shares of the Company’s common stock equal to 20% of the Company’s shares of common stock issued and outstanding at any time. The 2004 ISOP has a term of 10 years.

During the years ended December 31, 2006, 2005 and 2004 the following activity occurred under the 2004 ISOP:

	Year ended December 31,
	2006	2005	2004
Grants
Qualified	--	809,353	--
Non-Qualified	--	890,647	--
	--	1,700,000	--

Price ofGrants
High	$--	$1.71	$--
Low	$--	$1.71	$--

Exercised
Qualified	--	--	--
Non-Qualified	--	--	--
	--	--	--
Total Cash Received	$--	$--	$--

Forfeitures/Cancellations
Qualified	--	--	--
Non-Qualified	--	--	--
	--	--	--

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

A summary of the Incentive Stock Option Plans activity in all plans for the year ended December 31, 2006, 2005 and 2004 is as follows:

	Year ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning
of the period	1,700,000	$1.71	--	$--	--	$--
Granted	--	$--	1,700,000	$1.71	--	$--
Forfeited	--	$--	--	$--	--	$--
Expired	--	$--	--	$--	--	$--
Exercised	--	$--	--	$--	--	$--
Outstanding at period end	1,700,000	$1.71	1,700,000	$1.71	--	$--
Exercisable at period end	1,700,000	$1.71	1,700,000	$1.71	--	$--

Weighted average fair
value of options
granted during
the period		$--		$1.54		$--

The following table summarized information about employee stock options outstanding and exercisable at December 31, 2006:

		Weighted
	Options	Weighted		Options
	outstanding	average	Weighted	exercisable	Weighted
	at	remaining	average	at	average
Grant Price	December 31,	contractual	exercise	December 31,	exercise
Range	2006	Life in years	price	2006	price
$1.71	1,700,000	8.44	$1.71	1,700,000	$1.71

	1,700,000	8.44	$1.71	1,700,000	$1.71

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

The following table sets forth the number of options available for grant as well as the intrinsic value of the options outstanding and exercisable:

	2006	2005	2004
Available for future grant	300,000	300,000	2,000,000
Intrinsic value of option exercised	$-	$-	$-
Aggregate intrinsic value of options outstanding	$1,292,000	$1,428,000	$-
Aggregate intrinsic value of options exercisable	$1,292,000	$1,428,000	$-

I. COMMITMENTS, CONTINGENCIES AND QUARTERLY FINANCIAL DATA:

Material legal proceedings pending at December 31, 2006, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below. Legal proceedings which were not material to the Company were concluded in the fourth quarter 2006.

Phelps Dodge - Lucky Jack Molybdenum Property

On September 26, 2006, the Company and USE signed a Settlement Agreement and Release with Phelps Dodge Corporation (“PD”) resulting in a $7,000,000 payment to PD as part of the final agreement. The Company and USE each were responsible for one half of this payment or $3.5 million on the Statement of Operations during the year ended December 31, 2006. This settlement resulted in a cash savings of $538,300 from the $7,538,300 awarded to PD by the U.S. Federal District Court of Colorado on July 26, 2006.

Patent Claims Litigation - Lucky Jack Molybdenum Property

The only pending legal proceeding to which the Company and USE are parties relates to a challenge to the validity of title to the patented claims included in the molybdenum property.

On April 2, 2004, the United States Bureau of Land Management (“BLM”) issued patents on nine additional mining claims for the Lucky Jack molybdenum property (previously known as Mount Emmons), for a total of 25 patented claims which consists of approximately 350 patented or “fee” acres. A lawsuit was filed by local governmental entities and environmentalists (“Appellants”) in U.S. District Court of Colorado challenging BLM’s issuance of the nine additional mining patents and alleging BLM violated the 1872 Mining Law, applicable regulations, and the Administrative Procedures Act by overruling their protests to Mt. Emmons Mining Company’s mineral patent application, by awarding the patents, and by conveying the land to Mt. Emmons Mining Company (a subsidiary of Phelps Dodge Corporation). The case was High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company.

On January 12, 2005, U.S. District Court dismissed the Appellants’ appeal holding: (i) that they had no right of appeal from a decision to issue a mineral patent, because the 1872 Mining Law created no private cause of action for unrelated parties to challenge the issuance of a mineral patent, and (ii) because the 1872 Mining Law implicitly precludes unrelated third parties from challenging mineral patent by judicial action, the Administrative Procedures Act does not constitute a waiver of sovereign immunity for purposes of the action. Appellants filed an appeal of the U.S. District Court’s decision to the United States Tenth Circuit Court of Appeals (10th CAA”). The 10th CCA case number is D.C. No. 04-MK-749PAC and No. 05-1085.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

On February 28, 2006, the property was transferred to the Company and USE and Crested by Phelps Dodge Corporation and Mt. Emmons Mining Company. On July 21, 2006, the 10th CAA affirmed the January 12, 2005 dismissal by the U.S. District Court of challenges to the issuance of nine additional mining patents on the molybdenum property. On September 5, 2006, the Appellants filed a Petition for Rehearing En Banc of the July 21, 2006, decision before the entire 10th CCA. On September 8, 2006, USE and Crested were admitted as substitute parties for Phelps Dodge Corporation and Mt. Emmons Mining Company (following USE’s and Crested’s filing of a Motion to Substitute Parties.

On October 27, 2006, the entire 10th CCA affirmed and upheld the July 21, 2006, decision by the 10th CCA panel, thereby denying the Appellants’ Petition of Rehearing En Banc and their challenges to the issuance of the patents.

On February 26, 2007, the Appellants filed a petition for certiorari with the United States Supreme Court again arguing that they were improperly denied judicial review of the decision by BLM to issue the patents. The BLM and the Company and USE must file any opposition briefs on or before March 28, 2007. Management is not able to predict the outcome or the ultimate effect, if any, this litigation will have on the Company and USE.

Asset Retirement Obligations

Sheep Mountain Properties

The Company and USE are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain uranium `properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, USE and the regulatory authorities during the year ended December 31, 2006 and the balance in the reclamation liability account at December 31, 2006 of $2,409,800 million (½ accrued by the Company) is believed by management to be adequate. This liability of $1,204,900 is classified as a Liability Held for Sale on the Company’s balance sheet. The Company and USE are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building and by posting cash bonds.

Plateau Resources, Limited

The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. As of December 31, 2006, the present value at 8% of the reclamation liability on the Plateau properties was $4,117,400. Plateau holds a cash deposit for reclamation in the amount of approximately $6.9 million. The Company, pursuant to its cash flow sharing agreement with USE on the Plateau properties, is obligated to pay one half of the reclamation expenses in excess of the cash bond should this occur.

If the sale of the uranium properties to Uranium One closes, See Note E, the asset retirement obligations on the Sheep Mountain and Plateau Resources properties will be transferred to Uranium One (See Note B, Liabilities Held for Sale).

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

Sutter Gold Mining Inc.

SGMI's mineral properties are currently on shut down status and have never been in production. There has been minimal surface disturbance on the Sutter properties. Reclamation obligations consist of closing the mine entry and removal of a mine shop. The reclamation obligation to close the property has been set by the State of California at $22,400 which is covered by a cash reclamation bond. This amount was recorded by SGMI as a reclamation liability as of December 31, 2006.

Lucky Jack

The Company is obligated to pay one half of the asset retirement obligation on the Lucky Jack molybdenum property. At December 31, 2006, the total asset retirement obligation was $102,000 of which the Company and USE will each pay one half. The reclamation work on this property is not projected to commence until the property is fully mined which would be over 30 years.

401(K) Plan

The Board of Directors of the Company and USE adopted the U.S. Energy Corp. 401(K) Plan ("401(K)") in 2004, for the benefit of USE employees. The Company and USE match 50% of an employee’s salary deferrals up to a maximum contribution per employee of $4,000 annually. The Company was responsible for $31,100 and $26,400 for the years ended December 31, 2006 and 2005, respectively related to these contributions.

Executive Compensation

The Company and USE are committed to pay the surviving spouse or dependant children of the former Chairman and Founder, who passed away on September 4, 2006, one years’ salary and 50% of that amount annually for an additional four years thereafter. The maximum compensation due under these agreements for the first year is $255,000 and $170,000 thereafter. Certain officers and employees have employment agreements with the Company and USE.

On October 20, 2005 the Board of Directors of the Company and USE adopted an Executive Retirement Policy for the Chairman/CEO, Chairman Emeritus, President/COO, CFO/Treasurer/V.P. Finance, Senior Vice President and General Counsel. Under the terms of the Retirement Plan the retired executive will receive monthly installments in accordance with the normal bi-weekly payroll practices of the USE in the amount of 50% of the greater of (i) that amount of compensation the Executive Officer received as base cash pay on his/her final regular pay check or (ii) the average annual pay rate, less all bonuses, he/she received over the last five years of his/her employment with USE. To be eligible for this benefit the executive officer must serve in one of the designated executive offices for 15 years, reach the age of 60 and be an employee of USE on December 31, 2010. The compensation expense for the year ended December 31, 2006 was $419,400, one half of which is the obligation of the Company. The Company and USE have also established a mandatory retirement age of 65 unless the Board specifically requests the services of an employee or officer beyond that point. The total accrued liability at December 31, 2006 for executive retirement was $462,700.

The employees of the Company and USE are not given raises on a regular basis. In consideration of this and in appreciation of the work these employees perform. The recommendation for bonuses are made by the Chairman and ratified, first by the Compensation Committee and second by the full boards prior to being paid. Similar bonuses to those paid during prior years may be paid in the future.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

J. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

CRESTED CORP
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Operating revenues	$--	$--	$--	$--

Gain (loss) before investment
and property transactions	$(366,000)	$(1,513,600)	$(185,800)	$1,908,100

Equity in (loss) gain from affiliate	$289,300	$(633,600)	$(2,311,900)	$(969,400)

Benefit from income taxes	$--	$--	$--	$7,633,800

Net income (loss)	$(76,700)	$(2,147,200)	$(2,497,700)	$8,572,500

Income (loss) per Share, basic
Operating gain (loss)	$(0.02)	$(0.09)	$(0.01)	$0.56
Equity in gain (loss)
from affiliate	0.02	(0.04)	(0.14)	(0.06)
	$--	$(0.13)	$(0.15)	$0.50

Basic Weighted Average
Shares Outstanding	17,149,298	17,149,298	17,149,298	17,165,103

Income (loss) per Share, diluted
Operating gain (loss)	$(0.02)	$(0.09)	$(0.01)	$0.55
Equity in (loss) gain
from affiliate	$0.02	$(0.04)	$(0.14)	$(0.06)
	$--	$(0.13)	$(0.15)	$0.49

Diluted Weighted Average
Shares Outstanding	17,149,298	17,149,298	17,149,298	17,518,565

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

CRESTED CORP
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Operating revenues	$--	$--	$--	$--

Operating income (loss)	$(51,600)	$7,006,700	$580,300	$(1,194,200)

Equity in income (loss) from affiliate	$372,900	$(717,400)	$187,600	$(797,100)

Net income (loss)	$(424,500)	$6,189,300	$767,900	$(1,991,300)

Gain (loss) per Share, basic
Operating gain (loss)	$(0.00)	$0.41	$0.03	$(0.07)
Equity in gain (loss)
from affiliate	$(0.02)	$(0.04)	$0.01	$(0.06)
	$(0.02)	$0.37	$0.04	$(0.13)

Basic Weighted Average
Shares Outstanding	17,137,298	17,137,298	17,149,298	17,149,298

Gain (loss) per Share, diluted
Operating gain (loss)	$(0.00)	$0.41	$0.03	$(0.07)
Equity in gain (loss)
from affiliate	$(0.02)	$(0.04)	$0.01	$(0.06)
	$(0.02)	$0.37	$0.04	$(0.13)

Diluted Weighted Average
Shares Outstanding	17,137,298	17,152,298	17,164,298	17,149,298

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Operating revenues	$--	$--	$--	$--

Operating loss	$(57,500)	$(146,600)	$(73,400)	$(42,500)

Equity in loss from affiliate	$(469,900)	$(318,800)	$(300,600)	$(358,200)

Net loss	$(527,400)	$(465,400)	$(374,000)	$(400,700)

Loss per share, basic and diluted
Operating loss	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Equity in loss
from affiliate	$(0.03)	$(0.02)	$(0.02)	$(0.02)
	$(0.03)	$(0.03)	$(0.02)	$(0.02)
Basic and diluted weighted average Shares Outstanding	17,118,098	17,118,098	17,124,639	17,137,298

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

K. SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement - Plan and Agreement of Merger for Crested Corp.

On January 23, 2007, the Company and USE signed a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of the Company not owned by USE, and the subsequent merger of the Company into USE pursuant to Wyoming and Colorado law (USE and Crested are Wyoming and Colorado corporations, respectively). The merger agreement was approved by all directors of both companies. USE (and its officers and directors) have signed an agreement to vote its and their shares of the Company in line with the vote of the holders of a majority of the Company’s minority shares. The affirmative vote of the holders of a majority of the Company’s outstanding shares is required to consummate the merger. USE will not seek USE shareholder approval of the merger. Pursuant to the merger agreement, USE will issue a total of approximately 2,802,481 shares of common stock to the minority holders of the Company common stock, including the shares equal to the equity value of options to buy the Company’s common stock underlying 1,700,000 options. (See Note C)

Entry into a Material Definitive Agreement - For Sale of Uranium Assets to sxr Uranium One Inc.

On February 22, 2007, the Company and USE, and certain of their private subsidiary companies, signed an Asset Purchase Agreement (the “APA”) with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada with offices in South Africa and Australia (Toronto Stock Exchange and Johannesburg Stock Exchange, “SXR”)), and certain of its private subsidiary companies.

The following is only a summary of the APA, and is qualified by reference to the complete agreement filed as an exhibit to this Report.

At closing of the APA, the Company and USE will sell substantially all of their uranium assets (the Shootaring Canyon uranium mill in Utah, unpatented uranium claims in Wyoming, Colorado, Arizona and Utah (and geological library information related to the claims), and the Company’s and USE’s contractual rights with Uranium Power Corp.), to subsidiaries of Uranium One, for consideration (purchase price) comprised of:

•	$750,000 cash (paid in advance on July 13, 2006 after the parties signed the Exclusivity Agreement).

•	6,607,605 Uranium One common shares, at closing.

•
Approximately $5,000,000 at closing, as a UPC-Related payment. On January 31, 2007, the Company, USE, and Uranium Power Corp. (“UPC), amended their purchase and sale agreement for UPC to buy a 50% interest in certain of the Company’s and USE’s mining properties (as well as the mining venture agreement between the Company and USE, and UPC, to acquire and develop additional properties, and other agreements), to grant the Company and USE the right to transfer several UPC agreements, including the right to receive all future payments there under from UPC ($4,100,000 cash plus 1,500,000 UPC common shares), to Uranium One. For information about the agreements with UPC, see below.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

At closing of the APA, Uranium One will acquire the Company’s and USE’s agreements with UPC (excluding those agreements related to Green River South, which will be retained by UPC), for which Uranium One will pay the Company and USE the UPC-Related payment in an amount equal to a 5.25% annual discount rate applied to the sum of (i) $4,100,000 plus (ii) 1,500,000 multiplied by the volume weighted average closing price of UPC’s shares for the 10 trading days ending five days before the APA is closed.

•
Approximately $1,400,000, at closing, to reimburse the Company and USE for uranium property exploration and acquisition expenditures from July 10, 2006 to the closing of the APA. These reimbursable costs relate to the Company’s and USE’s expenditures on the properties being sold to Uranium One since the signing of the Exclusivity Agreement.

•	Additional consideration, if and when certain events occur as follows:

•
$20,000,000 cash when commercial production occurs at the Shootaring Canyon Mill (when the Shootaring Canyon Mill has been operating at 60% or more of its design capacity of 750 short tons per day for 60 consecutive days).

•
$7,500,000 cash on the first delivery (after commercial production has occurred) of mineralized material from any of the properties being sold to Uranium One under the APA (excluding existing ore stockpiles on the properties).

•
From and after commercial production occurs at the Shootaring Canyon Mill, a production royalty (up to but not more than $12,500,000) equal to five percent of (i) the gross value of uranium and vanadium products produced at and sold from the mill; or (ii) mill fees received by Uranium One from third parties for custom milling or tolling arrangements, as applicable. If production is sold to a Uranium One affiliate, partner, or joint venturer, gross value shall be determined by reference to mining industry publications or data.

•
Assumption of assumed liabilities: Uranium One will assume certain specific liabilities associated with the assets to be sold, including (but not limited to) those future reclamation liabilities associated with the Shootaring Canyon Mill in Utah, and the Sheep Mountain properties in Wyoming. Subject to regulatory approval of replacement bonds issued by a Uranium One subsidiary as the responsible party, cash bonds in the approximate amount of $6,883,300 on the Shootaring Canyon Mill and other reclamation cash bonds in the approximate amount of $413,400 will be released and the cash will be returned to the Company and USE by the regulatory authorities. Receipt of these amounts is expected to follow closing of the APA.

All consideration will be paid to USE, for itself and as agent for the Company and the several private subsidiaries of the Company and USE that are parties to the APA. As of the date of this Report, the Company and USE have not finalized the allocation of the consideration as between USE and Crested and the subsidiaries.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

Closing of the APA is subject to satisfaction of closing conditions customary to transactions of this nature, including (i) approval by the Toronto Stock Exchange of the issuance of the Uranium One common shares; (ii) approval by the State of Utah of the transfer to a Uranium One subsidiary of ownership of the Utah Department of Environmental Quality, Division of Radiation Control Radioactive Material License related to the Shootaring Canyon Mill; and (iii) the termination of the review period and receipt of a favorable ruling (following an ‘Exon-Florio’ filing to be made by the parties under the APA) that the transactions contemplated by the APA would not threaten the national security of the United States.

USECC holds a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest is not included in the APA.

The APA also provides that the Company, USE and Uranium One will enter into a “strategic alliance” agreement at closing under which, for a period of two years, Uranium One will have the first opportunity to earn into or fund uranium property interests which may in the future be owned or acquired by the Company and USE outside the five mile area surrounding the purchased properties.

InterWest

InterWest, Inc. (owned 45% by each the Company and USE) was formed in 2006 to investigate and invest in commercial real estate. On January 8, 2007 InterWest, Inc. signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming. The purchase price is $1,268,800 payable as follows: $25,000 earnest money deposit and $1,243,800 payable at closing. InterWest has a sixty day due diligence period wherein it is to evaluate the property and obtain entitlements necessary to construct multifamily housing complex on the property. It is estimated that the construction cost of these rental units will be between $22 and $25 million. The Board of Directors has directed the management of InterWest that they should attempt to invest no more than 20% equity into the project should it go forward and that the balance of the funds must come from lenders. In the event that the entitlements do not prove up InterWest is not obligated to purchase the property.

SGMI Contingent Stock Purchase Warrant

On March 14, 2007, SGMI reached a Settlement Agreement with USE, Crested and USECC concerning: 1) an accumulated debt obligation by SGMI of approximately $2,025,700 for expenditures made by USECC on behalf of SGMI and 2) a Contingent Stock Purchase Warrant between SGMI, USE and Crested.

Pursuant to the terms and conditions of the Settlement Agreement, the parties agreed as follows:

1. To settle the accumulated debt obligation as of December 31, 2006 of $2,025,700, USECC agreed to accept 7,621,867 shares of SGMI common stock (subject to approval by the Toronto Stock Exchange (“Exchange”)). The debt is therefore being paid at negotiated price of $.26 per share. The price for SMGI stock on March 15, 2007 was $.20 per share.

2. To settle the Contingent Stock Purchase Warrant agreement of approximately $4.6 million, USE and Crested agreed to accept a 5% net profits interest royalty ("NPIR") in exchange for the Contingent Stock Purchase Warrant. Furthermore, USE and Crested agree that the 5% royalty shall continue until USE and Crested have recouped the $4.6 million. Once the $4.6 million is recouped the 5% NPIR shall be converted to a 1% NPIR thereafter.

CRESTED CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (Continued)

3. In addition, subject to the closing of USE and Crested’s sxr Uranium One transaction, USE and Crested have agreed to provide a $1 million line of credit ($500,000 each) to SGMI at 12% annual interest, drawable and repayable at anytime in tranches of $50,000 or more by SGMI. USE and Crested have the sole option to have SGMI repay the debt in cash or SGMI stock at a 10% discount to the 10 day VWAP before payment (subject to Exchange approval).

ITEM 9. Changes in and Disagreements with Accountants and Accounting Financial Disclosure

Changes in Registrant’s Certifying Accountant

On January 19, 2007, the Company received a letter (dated January 10, 2007) from Epstein, Weber & Conover, PLC (“EWC”), stating that EWC had combined with Moss Adams LLP, that EWC therefore resigned as the registered independent accounting firm for the Company, and that the client-auditor relationship had ceased. EWC has advised that all partners of EWC have become partners of Moss Adams.

EWC’s audit reports on the companies’ financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There have not been any disagreements between the Company, and EWC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

Effective February 2, 2007, the Company engaged Moss Adams LLP to act as the Company’s principal independent accountant to audit the company’s financial statements for the year ended December 31, 2006. The Board of Directors of the Company approved the decision to engage Moss Adams LLP.

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

ITEM 9B. Other Information

None

Report of Independent Registered Public Accounting Firm

To Board of Directors U.S. Energy Corp. and Crested Corp.:

We have audited the accompanying balance sheet of USECB Joint Venture ("Partnership") as of December 31, 2006, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of USECB Joint Venture as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MOSS ADAMS LLP

Scottsdale, Arizona
April 2, 2007

Report of Independent Registered Public Accounting Firm

To Board of Directors U.S. Energy Corp. and Crested Corp.:

We have audited the accompanying balance sheet of USECB Joint Venture ("Partnership") as of December 31, 2005 and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USECB Joint Venture as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note A. to the financial statements, the Partnership has experienced significant losses from operations during the periods presented. These factors raise substantial doubt about the ability of the partnership to continue as a going concern. Management’s plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EPSTEIN WEBER & CONOVER, PLC

Scottsdale, Arizona
March 3, 2006

USECB JOINT VENTURE
BALANCE SHEETS
ASSETS

	December 31,	December 31,
	2006	2005
CURRENT ASSETS:
Cash	$1,448,100	$398,200
Marketable securities	1,148,500	251,600
Accounts receivable
Trade, net of allowance for doubtful
accounts of $0 and $15,900, respectfully	238,400	231,600
Inventory	33,700	32,700
Note receivable	560,500	--
Assets held for sale	2,022,200	--
Prepaid insurance	107,300	--
	5,558,700	914,100

PROPERTIES AND EQUIPMENT
Acquired mining claims	--	630,900
Land and improvements	561,200	561,200
Buildings and improvements	4,862,600	4,498,200
Equipment	3,473,700	3,423,700
Other	62,000	35,900
	8,959,500	9,149,900
Less accumulated depreciation	(4,364,000)	(4,243,500)
	4,595,500	4,906,400

OTHER ASSETS
Notes receivable
Trade	10,000	20,800
Related parties	4,232,900	3,315,600
Deposits and other	--	443,900
	4,242,900	3,780,300
	$14,397,100	$9,600,800

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
BALANCE SHEETS
LIABILITIES AND CAPITAL

	December 31,	December 31,
	2006	2005
CURRENT LIABILITIES:
Accounts payable	$702,200	$369,700
Accrued compensation expenses	1,234,700	213,200
Current portion of long-term debt	933,000	121,400
Refundable deposits	800,000	--
Other current liabilities	75,100	114,200
	3,745,000	818,500

LONG TERM DEBT	294,900	847,600

CAPITAL
U. S. Energy	4,943,200	4,010,400
Crested Corp	4,943,200	4,010,400
Unrealized gain/(loss) on investment	470,800	(86,100)
	10,357,200	7,934,700
	$14,397,100	$9,600,800

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
OPERATING REVENUES:
Commercial operations	$96,900	$92,300	$91,300
Management fees	369,200	367,800	341,000
	466,100	460,100	432,300

OPERATING COSTS AND EXPENSES:
Commercial operations	362,700	238,100	236,100
Mine holding costs	1,811,300	1,068,200	996,800
General and administrative	8,612,900	3,752,500	2,263,400
	10,786,900	5,058,800	3,496,300

LOSS BEFORE INVESTMENT AND
PROPERTY TRANSACTIONS	$(10,320,800)	$(4,598,700)	$(3,064,000)

OTHER INCOME & EXPENSES
Sale of assets	2,838,500	1,312,000	2,500
Sale of marketable securities	60,300	-	-
Interest income	68,800	14,000	9,800
Interest expense	(107,100)	(89,800)	(76,500)
	2,860,500	1,236,200	(64,200)

NET LOSS FROM
CONTINUING OPERATIONS	$(7,460,300)	$(3,362,500)	$(3,128,200)

PROVISION FOR
INCOME TAXES	--	--	--

NET LOSS	$(7,460,300)	$(3,362,500)	$(3,128,200)

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FROM DECEMBER 31, 2003 TO DECEMBER 31, 2006

	U.S. Energy	Crested	Unrealized
	Corp.	Corp.	Gain/(loss)	Total
BALANCE, December 31, 2003	$4,618,700	$4,618,700		$9,237,400

Net loss	(1,564,100)	(1,564,100)		(3,128,200)
Additional capital contributions	576,800	576,800		1,153,600
BALANCE, December 31, 2004	$3,631,400	$3,631,400		$7,262,800

Net loss	(1,681,300)	(1,681,200)		(3,362,500)
Unrealized loss on securities			(86,100)	(86,100)
Comprehensive loss				(3,448,600)
Additional capital contributions	2,060,300	2,060,200		4,120,500
BALANCE, December 31, 2005	$4,010,400	$4,010,400	$(86,100)	$7,934,700

Net loss	(3,730,200)	(3,730,100)		(7,460,300)
Unrealized gain on securities			556,900	556,900
Comprehensive loss				(6,903,400)
Additional capital contributions	4,663,000	4,662,900		9,325,900
BALANCE, December 31, 2006	$4,943,200	$4,943,200	$470,800	$10,357,200

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,460,300)	$(3,362,500)	$(3,128,200)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	414,300	297,600	300,300
Gain on sale of assets	(2,838,500)	(1,312,000)	(2,500)
Gain on sale of marketable securities	(60,300)	--	--
Net changes in components
of assets and liabilities
Accounts receivable	(6,800)	(150,200)	(71,500)
Inventory	(1,000)	(8,700)	(2,200)
Deposits and other	(131,200)	(84,600)	(4,000)
Prepaid insurance	(107,300)	111,900	(13,400)
Accounts payable	332,500	267,900	(221,600)
Accrued compensation expenses	1,021,500	700	1,700
Health insurance obligation	(41,200)	(196,700)	50,400
Refundable deposits	800,000	--	--
Other current liabilities	2,100	(1,000)	9,000
NET CASH USED IN
OPERATING ACTIVITIES	(8,076,200)	(4,437,600)	(3,082,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining claims	(816,100)	(630,900)	--
Proceeds from sale of property and equipment	2,254,600	1,079,700	2,500
Purchase of property and equipment	(472,500)	(191,900)	(84,900)
Proceeds from sale of marketable securities	398,000	--	--
Net activity on notes receivable related parties	(917,300)	149,900	2,290,600
Investment in note receivable	(560,500)	--	--
Net activity on notes receivable	10,800	900	42,900
NET CASH (USED IN) PROVIDED
BY INVESTING ACTIVITIES	(103,000)	407,700	2,251,100

CASH FLOWS FROM FINANCING ACTIVITES
Contributions from partners	9,325,900	4,120,500	1,153,600
Proceeds from third party debt	184,400	128,300	234,900
Repayments of debt	(281,200)	(351,600)	(450,500)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	9,229,100	3,897,200	938,000

NET INCREASE (DECREASE) IN CASH	1,049,900	(132,700)	107,100

CASH AT BEGINNING OF PERIOD	$398,200	$530,900	$423,800

CASH AT END OF PERIOD	$1,448,100	$398,200	$530,900

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE
STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--	$--

Interest paid	$107,100	$89,800	$76,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Investment in marketable securities	$677,700	$337,700	$--

Unrealized gain/(loss) in investment
in marketable securities	556,900	$(86,100)	$--

Debt issued to purchase assets	$355,800	$--	$--

The accompanying notes are an integral part of these statements.

USECB JOINT VENTURE NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 and 2004

A. BUSINESS ORGANIZATION AND OPERATIONS:

USECB Joint Venture was formed in the State of Wyoming on August 1, 1981. USECB (the "Partnership", "USECB" or “USECC”) is equally owned by U. S. Energy Corp. (“USE”) and its subsidiary Crested Corp. (“Crested”). As such, it manages the acquisition, exploration, holding, sale and/or development of mineral, the production of petroleum properties and marketing of minerals. Principal mineral interests held by USE and Crested are in uranium, gold and molybdenum. The uranium and gold properties are currently all in a shut down status. USE and Crested also hold various real and personal properties used in commercial activities.

The Partnership has generated significant net losses prior to and including the year ended December 31, 2006. The Partnership experienced negative cash flows from operations of $8,076,200. $4,437,600 and $3,082,000 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the Partnership does not have sufficient cash or cash flows from operations to meet its obligations. All of these factors raise substantial doubt about the Partnership's ability to continue as a going concern during the upcoming year.

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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Partnership maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits. At December 31, 2006, the Partnership had its cash and cash equivalents with one financial institution. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

USECB JOINT VENTURE NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 and 2004 (Continued)

The Partnership had proceeds of $398,000 and recognized a $60,300 gain on the sale of marketable securities during the year ended December 31, 2006. There were no sales of marketable securities during the years ended December 31, 2005 and 2004. The Partnership recorded an increase of $556,900 to its unrealized gain during the year ended December 31, 2006. During the years ended December 31, 2005 and 2004 there was an unrealized loss of $86,100 and $-0-, respectively.

Available for sale

		Gross
		Unrealized	Market
	Cost	Gain/(Loss)	Value
2006
UPC shares	$677,700	$470,800	$1,148,500
	$677,700	$470,800	$1,148,500

2005
UPC shares	$337,700	$(86,100)	$251,600
	$337,700	$(86,100)	$251,600

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

Notes Receivable

The Partnership’s notes receivable are due from various third parties. The Partnership has implemented SFAS 114 to determine if any impairment is required on its notes receivable. As of December 31, 2006 and 2005 the Partnership has determined that none of its notes receivable should be impaired. The Partnership recognizes income at the time of recovery on impaired notes receivable in accordance with paragraph 17(b) of SFAS 114.

Inventories

Inventories consist of aviation fuel. Inventories are stated at lower of cost or market using the average cost method.

USECB JOINT VENTURE NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 and 2004 (Continued)

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

Mineral Properties

The Partnership capitalizes all costs incidental to the acquisition as incurred. Mineral exploration costs are expensed as incurred. When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if the Partnership subsequently determines that the property is not economical due to permanent decreases in market prices of commodities, too high of production costs or depletion of the mineral resource.

Oil and gas properties are accounted for using the full cost method. Capitalized costs plus any future development costs are amortized by the units-of-production method using proven reserves. All oil and gas properties are fully depleted.

Long-Lived Assets

The Partnership evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Partnership’s financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop the mineral interests may result in asset impairment. As of December 31, 2006, no impairment existed.

USECB JOINT VENTURE NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 and 2004 (Continued)

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

Management fees are recorded as a percentage of actual costs for services provided for affiliated entities for which the Partnership provides management services. The Partnership was also paid a management fee for overseeing oil production on the Fort Peck Reservation in Montana. In April 2006 these wells were shut in and no further revenues, except the sale of residual oil in the tanks, will be recorded in future years. Management fees are recorded when the service is provided.

Income Taxes

No provision for income taxes is recorded in the financial statements of the Partnership. The tax effects of the Partnership's operations accrue to its members.

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

Recent Accounting Pronouncements

The Partnership has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material affect on the financial statements of the Partnership.

C. RELATED PARTY TRANSACTIONS:

The Partnership provides management and administrative services for affiliates under the terms of various management agreements. The Partnership operates the Glen L. Larsen office complex; holds interests in various mineral operations; and transacts all operating and payroll expenses for USE and Crested and their subsidiaries. The partnership recognized $369,200, $367,800 and $341,000 in management fees during the years ended December 31, 2006, 2005 and 2004, respectively.

USECB JOINT VENTURE NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 and 2004 (Continued)

At December 31, 2006 and 2005, the partnership was owed $4,232,900 and $3,315,600 respectively, from subsidiaries of USE: Plateau Resources $2,150,500, and $1,278,200, Sutter Gold Mining, Inc $2,025,700 and $1,968,200, Yellow Stone Fuels, $56,700, and $55,600, Rocky Mountain Gas $-0- and $13,600, respectively.

D. DEBT:

Lines of Credit

The Company and USE have a $500,000 line of credit from a commercial bank. The line of credit has a variable interest rate (9.25% as of December 31, 2006). The weighted average interest rate for the year ended December 31, 2006 was 8.96%. As of December 31, 2006, none of the line of credit had been borrowed. The line of credit is collateralized by certain real property.
The components of long-term debt as of December 31, 2006, and 2005 are as follows:

	December 31,
	2006	2005
Installment notes to financial institutions
collateralized by equipment; interest
at 5.25% to 9.0%, matures in 2007-2011	$1,227,900	$969,000
Less current portion	(933,000)	(121,400)
	$294,900	$847,600

Principal requirements on long-term debt are $933,000, $88,700, $87,400, $89,000 and $29,800 for the years ended December 31, 2007 through 2011, respectively.

E. OPERATING LEASES

The Company is the lessor of portions of the office buildings and building improvements that it owns. The Company occupies the majority of the main office building. The leases are accounted for as operating leases and provide for average monthly receipts of $4,200 through December, 2007. All of the Company's leases are for five years or less.

The total costs of the office buildings and building improvements totaled $4,097,200 and $3,734,700 as of December 31, 2006 and 2005 and accumulated depreciation amounted to $2,094,600 and $1,993,500 as of December 31, 2006 and 2005, respectively. Rental income under the agreements was $96,900, $92,300 and $91,300 for the years ended December 31, 2006, 2005 and 2004.

Future minimum receipts for non-cancellable operating leases are as follows:

Years Ending
December 31,	Amount
2007	$50,700
2008	$20,400

USECB JOINT VENTURE NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 and 2004 (Continued)

F. RECLASSIFICATION

Certain amounts in 2005 were reclassified to conform to the 2006 presentation.

The Partnership accounts for long lived assets held for sale pursuant to FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. On July 10, 2006 the Partnership’s parents USE and Crested signed an Exclusivity Agreement to sell its uranium properties. The Partnership received a payment of $800,000 that is classified as Refundable Deposits in the current liabilities section of its balance sheet, upon the signing of the Exclusivity agreement. On February 22, 2007 USE and Crested signed an Asset Purchase Agreement for the sale of these uranium assets. As the terms of the agreement dictate that the actual sale of these assets will occur within calendar 2007, the long term assets associated with these properties are classified as current assets. The following table sets forth the long lived assets which have been classified as assets held for sale:

Assets held for sale
Acquired Mining Claims	$1,447,100
Other Assets	575,100
$2,022,200

PART III

In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of December 31, 2006, we will file such information under cover of a Form 10-K/A.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by ITEM 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2007, under the captions Proposal 1: Election of Directors, Filing of Reports Under Section 16(a), and Business Experience and Other Directorships of Directors and Nominees.

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person without charge upon written request addressed to Steven R. Youngbauer, Secretary, 877 North 8th West, Riverton, Wyoming 82501.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

The following is a full time executive officer of Crested who is not a director.

Steven R. Youngbauer, age 57, has been General Counsel and Corporate Secretary for the Company since January 23, 2007. He serves at the will of the board of directors. There are no understandings between Mr. Youngbauer and any other person pursuant to which he was named an officer or General Counsel. He has no family relationships with any of the other executive officer or directors of the Company. During the past five years, Mr. Youngbauer has not been involved in any Reg. S-K Item 401(f) proceeding.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by ITEM 11 is incorporated herein by reference to the proxy Statement for the Meeting of Shareholders to be held in June 2007, under the captions Executive Compensation and Director's Fees and Other Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

The information required by ITEM 12 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2007, under the caption "Principal Holders of Voting Securities".

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

The information required by ITEM 13 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2007, under the caption Certain Relationships and Related Transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) - (4) Epstein, Weber & Conover, PLC billed us as follows for the years ended December 31, 2006 and 2005 for the audit of the financial statements for those years and other audit-related work.

	Year Ending December 31
	2006	2005
Audit fees (1)	$30,100	$21,600
Audit related fees (2)	3,000	--
Tax fees (3)	--	--
All other fees (4)	--	--
	$33,100	$21,600

(a)  Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission ("SEC"). These numbers are on a consolidated basis.

(b)  For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category.

(c)  For tax compliance, tax advice, and tax planning services, relating to federal and state tax returns as necessary.

(d)  For services in respect of other reports required to be filed by the SEC and other agencies.

(5)(i) The audit committee approves the terms of engagement before we engage the audit firm for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by the audit committee. These pre-approval policies and procedures are detailed as to the category of service and the audit committee is kept informed of each service provided. These policies and procedures, and the work performed pursuant thereto, do not include any delegation to management of the audit committee's responsibilities under the Securities Exchange Act of 1934.

This approval process was used with respect to the engagement of Epstein Weber & Conover for the audit of the 2006 financial statements and related services for the quarterly reviews in 2006.

(5)(ii) The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees for 2006 (and 2005), all provided pursuant to the audit committee’s pre-approval policies and procedures, were: Audit-Related Fees 100% (100%); Tax Fees 0% (0%); and All Other Fees 0% (0% ).

PART IV

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules, Reports and Form 8-K.

(a) Financial Statements and Exhibits:

(1) The following financial statements are filed as a part of this Report as Item 8:
Page
No.

Financial Statements Crested Corp.	44

Report of Independent Registered Public Accounting Firm Moss Adams LLP	45

Report of (former) Independent Registered Public Accounting Firm Epstein, Weber & Conover	46

Balance Sheets - December 31, 2006 and 2005	47-48

Statements of Operations for the Years ended December 31, 2006, 2005 and 2004	49

Statements of Shareholders’ Deficit for the Years ended December 31, 2006, 2005 and 2004	50

Statements of Cash Flows For the Years ended December 31, 2006, 2005 and 2004	51-52

Notes to Financial Statements	53-80

Report of Independent Registered Public Accounting Firm Epstein, Weber & Conover	81

Report of (former) Independent Registered Public Accounting Firm Grant Thornton LLP	82

USECB Joint Venture Balance Sheets December 31, 2006 and 2005	83-84

USECB Joint Venture Statements of Operations for the Years ended December 31, 2006, 2005 and 2004	85

USECB Joint Venture Statements of Changes in Partners' Capital from December 31, 2004 to December 31, 2006	86

USECB Joint Venture Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004	87-88

USECB Joint Venture Notes to Financial Statements	89-94

(2) All other schedules have been omitted because the required information is inapplicable or is shown in the notes to financial statements.

(3) Exhibits Required to be Filed.

Exhibit No.	Title of Exhibit	Sequential Page No.

3.1	Restated Articles of Incorporation	[1]

3.1(a)	Amendment to Articles of Incorporation	[2]

3.2 - 3.3	[intentionally left blank]

3.4	By-Laws	[2]

10.1	[intentionally left blank]

10.2	[Intentionally left blank]

10.3	Joint Venture Agreement - Registrant and USE	[2]

10.3(a)	Plan and Agreement of Merger between U.S. Energy Corp. and Crested Corp.	*

10.3(b)	Voting Agreement between Crested Corp., U.S. Energy Corp., and certain other shareholders of Crested Corp.	*

10.3(c)	Amendment to Agreements with UPC (Amendment dated effective January 31, 2007)	*

10.4	Purchase and Sale Agreement (without exhibits)- Bell Coast Capital Corp., n/k/a Uranium Power Corp.	[5]

10.4(a)	Amendment to Purchase and Sale Agreement	[6]

10.5	Mining Venture Agreement (without exhibits) - Uranium Power Corp. (April 2005)	[7]

14.0	Code of Ethics	[4]

16	Concurrence letter of former accountants	[8]

31.1	Certification under Rule 13a-14(a) Harold F. Herron	*

31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer	*

32.1	Certification under Rule 13a-14(b) Harold F. Herron	*

32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer	*

* Filed herewith

By Reference

[1]	Incorporated by reference from the like-numbered exhibits to the Registrant's Form 10-K for the year ended May 31, 1990.

[2]	Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-K for the year ended December 31, 2005
[3]	Intentionally left blank.

[4]	Incorporated by reference from the exhibit to the Registrant's Form 10-K, filed March 30, 2004.

[5]	Incorporated by reference from exhibit 10.4 to the Registrant’s Form 10-K, for year ended December 31, 2004

[6]	Incorporated by reference from the exhibit filed to the Registrant’s Form 8-K (January 17, 2006)

[7]	Incorporated by reference from exhibit 10.5 to the Registrant’s Form 10-K for year ended December 31, 2004

[8]	Incorporated by reference from the Registrant's Form 8-K filed February 1, 2007.

(b)	Reports filed on Form 8-K

During the fourth quarter ended December 31, 2006, the Registrant filed 6 reports on Form 8-K as follows: 1. October 10, 2006 for an Item 1.01 event, 2. October 19, 2006 for an Item 8.01 event, 3. November 2, 2006 for an Item 5.02 event, 4. November 9, 2006 for an Item 8.01 event, 5. December 8, 2006 for and Item 1.01 event, 6. December 26, 2006 for an Item 8.01 event.

(c)	Required exhibits follow the signature page and are listed above under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by an undersigned, thereunto duly authorized.

CRESTED CORP.
(Registrant)

April 12, 2007	By:	/s/ Harold F. Herron
HAROLD F. HERRON
PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 12, 2007	By:	/s/ Harold F. Herron
HAROLD F. HERRON, Director

April 12, 2007	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director

April 12, 2007	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER, Director
Principal Financial Officer and
Chief Accounting Officer

April 12, 2007	By:	/s/ Michael D. Zwickl
MICHAEL D ZWICKL, Director

April 12, 2007	By:	/s/ Kathleen R. Martin
KATHLEEN R. MARTIN, Director