Form 10-K/A
period 2006-12-31
CRESTED CORP
filed 2007-04-30
CIK 25657

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This amended Annual Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are forward-looking statements, including without limitation the disclosures about Crested Corp.’s (“Crested” or the “Company”) possible exploration, development and operation of our molybdenum and uranium properties; the disclosures about Sutter Gold Mining Inc. (“SGMI”), formerly Globemin Resources Inc., and plans for its gold properties in California and Mexico; disclosures about the possible closing of the Asset Purchase Agreement with sxr Uranium One Inc.; disclosure about the possible closing of the Plan and Agreement of Merger for U.S. Energy Corp. (“USE”) to acquire the common stock of Crested not already owned; and future business plans Whenever words like "expect," "anticipate" or "believe" are used, we are making forward-looking statements.

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

The forward-looking statements should be considered in the context of all the information in the Annual Report filed on April 13, 2007, including the statements in ITEM 1A, RISK FACTORS.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Keith G. Larsen, age 48, has been principally employed by U.S. Energy Corp. for more than the past five years. He has been a director since November 25, 1997, and was its President and Chief Operating Officer from that date until August 23, 2005, when he became Chairman of the Board and Chief Executive Officer of USE. Mr. Larsen also is a Co-Chairman and director of Crested, and an officer and/or director of other U.S. Energy subsidiaries.

Harold F. Herron, age 54, is Senior Vice President and a director of USE. Mr. Herron is Co-Chairman, President and a director of Crested Corp, and a director of Plateau Resources Limited, Inc., Chief Executive Officer, President and a director of Sutter Gold Mining Inc., and is also an officer and/or director of other U.S. Energy subsidiaries. Mr. Herron received an M.B.A. degree from the University of Wyoming after receiving a B.S. degree in Business Administration from the University of Nebraska at Omaha.

Robert Scott Lorimer, age 56, has been Chief Accounting Officer, Chief Financial Officer, Vice President of Finance and Treasurer for both U.S. Energy and Crested for more than the past five years. Mr. Lorimer also has been their Vice President Finance since April 1998, and became a director of Crested Corp. in 2007. Mr. Lorimer has over 30 years experience in the minerals industry. Prior to joining U.S. Energy in 1980, Mr. Lorimer served as Controller for the Gas Hills uranium operations for TVA. Mr. Lorimer received a B.S. in Finance, Accounting, Economics and German from Brigham Young University and worked toward a Masters in Accountancy at the University of Nebraska. He serves at the will of the Board of Directors.

Michael D. Zwickl, age 59, was appointed a director of Crested (and a member of the Crested special committee for purposes of the proposed merger of Crested into U.S. Energy Corp.) on October 13, 2006. Mr. Zwickl previously served as a director of Crested from August 1984 until his resignation in March 2005. He has been engaged in the private practice of law at Casper, Wyoming for more than the past five years. Mr. Zwickl received a B.S.M.E. degree from the University of Wyoming in 1969, and a J.D. degree from the University of Wyoming (and was admitted to the practice of law in Wyoming) in 1975.

Kathleen R. Martin, age 53, was appointed a director of Crested (and a member of the Crested special committee for purposes of the proposed merger of Crested into U.S. Energy Corp.) on October 13, 2006. Ms. Martin previously served as a director of Crested from January 1989 to the expiration of her term at the Annual Meeting held December 16, 2002. She has been a licensed real estate broker and part owner of Wind River Realty Co., a real estate brokerage firm in Riverton, Wyoming, for more than the past five years.

Steven R. Youngbauer, age 56, was appointed General Counsel and Secretary of Crested and USE in January 2007. He had served as Assistant Secretary and Associate General Counsel to the companies since February 2004. Mr. Youngbauer has over 24 years experience in the legal profession and 30 years in the mining industry. Mr. Youngbauer has served in various capacities including President, Vice President and General Counsel to oil and gas production companies and Amax Coal West, Inc. Mr. Youngbauer received a Juris Doctorate Degree from the University of Wyoming Law School in 1982 and also served as a Wyoming State Senator, Chairman of the Wyoming Environmental Quality Council and on the Board of Directors of the Wyoming Mining Association. He serves at the will of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Under a Management Agreement dated August 1, 1981, USE and Crested share certain general and administrative expenses, including compensation of the officers and directors of the companies (but excluding outside directors' fees) which have been paid through the USECC Joint Venture ("USECC"). Substantially all the work efforts of the officers of USE and Crested are devoted to the business of both companies and to their subsidiary companies.

All personnel of USECC are employees of USE, in order to utilize USE's ESOP as an employee benefit mechanism. USE charges USECC for the direct and indirect costs of its employees for time spent on USECC matters, and USECC charges one-half of that amount to each Crested and USE.

The following is information about the compensation paid to U.S. Energy Corp. executive officers and directors, and a discussion of the various components of that compensation. One-half of all this compensation (except fees paid to the outside USE directors) is charged to Crested.

In addition to the compensation discussed below, the executive officers and directors of Crested Corp. participate in the Crested Corp. Incentive Stock Option Plan. Please see “Equity Compensation Plan Information for Crested Corp.” under Item 12 below.

“Company” refers to U.S. Energy Corp.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation discussion and analysis is intended to illustrate the aspects of executive compensation and the different types of compensation utilized by U.S. Energy to attract and retain executives, incentive performance along various measures, and to adequately compensate key employees for their significant contributions to the ongoing success of the Company. Initially, an explanation of the current business environment is provided which is followed by an overview of the general philosophy with regard to executive compensation. Following that discussion, we provide a review of the Compensation Committee and their roles and objectives followed by a discussion of each of the types of compensation employed and their intent. Next, included are tables illustrating the actual compensation transactions during the most recent fiscal year with each table being followed by a narrative explanation of the information presented. Finally, we provide a brief discussion of future compensation issues and potential considerations to be reviewed by the Compensation Committee.

Business Environment

Understanding, that U.S. Energy is not an operator under the typical definition for the mineral extraction industries, helps to understand some of the approaches the Company takes in regard to structuring compensation for its key employees. For more than 40 years, the Company’s business model has been the acquisition, development and sale (or joint venturing) of mineral properties. Our business typically has generated transaction-based revenues instead of recurring operating revenues (with the exception of the coal bed methane sector, which was sold in mid-2005). Transaction-based business requires long lead times to acquire and explore properties, and perform development work, while monitoring commodity price trends, before the properties can be sold or joint ventured. Our compensation policies to date have been tailored to fit this business strategy. For each deal, different individuals in the Company are involved to varying degrees with critical functions such that the Compensation Committee and Board have opted to align its compensation philosophy and application with the nature of the Company’s ongoing success in its business strategy.

In addition, U.S. Energy is headquartered in Riverton, Wyoming, which is considered a very rural area and the attraction of talent can be difficult. In addition, the nature of the complexity of operations and business strategies is such that it would be extremely difficult to hire certain key roles from outside the Company and have them be able to quickly adapt and provide value in driving the business. All of these factors have been taken into account to develop the overall compensation philosophy.

Compensation Philosophy

Considering the business environment and nature of operations, and in an attempt to keep total compensation competitive and reduce turnover, as well as protect against takeover or a hostile suitor, U.S. Energy employs a combination of short term and long term compensation types in order to reduce short term cash flow burden, increase performance, retain personnel, and protect against hostile takeover. This philosophy focuses on multiple measuring points including current success and the future potential of success, blended with components of loyalty to the firm (i.e. years of service and dedication to project and deadline completion) and expertise in individual roles to arrive at what we feel are competitive severance and compensation packages. They are designed to retain key personnel, achieve short term and long term performance both financially and stock appreciation, as well as to build in natural succession and protections. Due to the nature of the business strategy and the uncertainty associated with specific projects, the philosophy is to focus compensation decisions on a project by project basis as well as the firm’s financial position while maintaining underlying base compensation. Decisions for compensation above base wages are primarily based on realization of successful transactions rather than preset bonus and award structures.

Compensation Objectives and Compensation Committee Responsibilities

Compensation Committee

The Compensation Committee of the Board of Directors is responsible for evaluating and recommending, after deliberation, to the full board the compensation program for executives. Compensation Committee members are Allen S. Winters, H. Russell Fraser, Michael T. Anderson, and Michael H. Feinstein, who are independent under criteria established by the NASD. Mr. Winters was appointed in January 2007, to replace Don C. Anderson who retired on January 8, 2007. The Compensation Committee acts pursuant to a charter that has been approved by the board. The primary goal of the Compensation Committee is to attract, retain, motivate and reward talented executives and employees. The Compensation Committee meets regularly and receives input from Company executives but all compensation decisions are made independent of the firm. All base salaries equal to or in excess of $100,000 per year are reviewed and approved by the Compensation Committee on a case by case basis. Once a compensation decision has been reached, this is communicated to the full Board of Directors who then votes to approve or disapprove the Compensation Committee’s recommendations and then authorizes the Company’s executives to carry out the decision made. Any changes to compensation for executives must be approved by the Compensation Committee.

Objectives of the Compensation Program

Our compensation plans focus on two principles and allocate a substantial portion of overall compensation to attaining operational and financial goals, such as assembling and developing attractive property packages at reasonable cost, then selling or joint venturing the properties.

The principles are

➢
A substantial portion of compensation should be performance based. This is accomplished through periodic cash bonuses, and seeks to obtain continued exemplary service from the executives through salary, and their equity participation.

and

➢
A substantial part of compensation should be delivered through equity awards (stock and options). Equity awards are designed to allow the executives to build personal and shareholder wealth. Their personal equity benefit is the same as the other shareholders. We do not pay stock appreciation rights.

Individual executive performance is evaluated to arrive at compensation levels which the Compensation Committee and board believe, based on their general business / industry knowledge and experience are generally comparable to those paid to executives in other companies of similar size, and type of operations, in the minerals industry. However, neither the Compensation Committee nor the board engages in “benchmarking” of total compensation (or any particular element of compensation) paid to the executives as compared to compensation paid at other companies.

Executive compensation consists of base salary, discretionary bonus, and long-term equity incentives (options and stock awards). The Compensation Committee does not set upper or lower limits on the total amount of compensation (all three categories taken together) paid to any executive in a year. Executives also participate in two broad-based plans for all employees (ESOP and 401(k)). The Compensation Committee does not take into account compensation paid in prior years, except on occasion (for example the September 2006 Company-wide bonus discussed in detail below) as part of the process of allocating bonus amounts among all employees based on total compensation. Generally, except for Company-wide bonuses, decisions surrounding amounts paid to any one executive in salary, bonuses, and long-term equity incentives are determined independently of one another.

The summary below reflects the compensation elements currently being utilized. All compensation arrangements as well as any changes thereto are approved by the full Board of Directors, upon the recommendations of the Compensation Committee (which is composed of independent directors). The executives make compensation proposals to the Compensation Committee (awards of options, stock, bonuses, and salary) but do not participate in the Compensation Committee’s deliberations. Other than actuarial consultants who help assess ESOP valuation, the Compensation Committee does not use outside consultants in its deliberations. When making decisions on proposed compensation, the Compensation Committee may take into account the total historical compensation package for each executive (for example, options granted in prior years).

Types of Executive Compensation Utilized

U.S. Energy employs the following compensation types for its executives. The combination of these elements allows executives to focus on current operations without disproportionate concern for the short term ups and downs of the business while maintaining a long term perspective, which facilitates better long term decision making and project planning. This approach serves to align executive compensation with the long term nature of projects and property developments while keeping a watchful eye on current performance and shareholder return on equity.

•
Base Wages (guaranteed amount) - Determined by the Compensation Committee for executive positions and is based on the scope of responsibilities, seniority, our ability to replace the individual, and other primarily judgmental factors deemed relevant by the board. Salaries, are reviewed from time to time by the Compensation Committee and the Board, and may be adjusted. Any base wage equal to or in excess of $100,000 per year is specifically reviewed by the Compensation Committee on a case by case basis and, if justified, approved by that committee.

•
Cash Bonuses (short term incentive amount) - Discretionary cash bonuses are determined by the Compensation Committee with input from Company executives as to total amounts and budget. In addition to periodic discretionary bonuses, the Company has traditionally paid a cash holiday bonus to all employees, including executives, based on a percentage of base pay. This has ranged from 3-10%, but may not be paid in future years of economic hardship. All cash bonuses are awarded by the Compensation Committee based on Company financial condition, successful completion projects, performance on projects, acquisitions, and divestiture of companies and assets taking into account staff tenure, project involvement, roles, and realized amounts from transactions. To date, the Compensation Committee has made recommendations to the full board, and the Company has paid bonuses on a per-transaction basis. Because neither the timing of, nor the amount of proceeds from, any transaction can be predicted year-to-year, we do not set the bonus amount (by a formula or otherwise) until a short period of time before they are paid.

Company-Wide Cash Bonus Paid in 2006

In September 2006, U.S. Energy Corp., with approval of the Board of Directors’ adoption of the recommendations from the Compensation Committee, paid a Company-wide bonus in the aggregate amount of $3,013,000 which was allocated to all 29 employees (including officers and directors). The bonus was paid in recognition of the results of the work done over the years in the organization and operation of Rocky Mountain Gas, Inc. (sold in June 2005) and the sale of the Company’s stock in Pinnacle Gas Resources, Inc. (“Pinnacle”) for $13.8 million (U.S. Energy Corp. and Crested Corp. were among the founders of Pinnacle, and took stock in consideration of RMG’s contribution of assets into Pinnacle). The Compensation Committee determined that the bonus amount allocated to each recipient should be based upon years of service and previous total compensation (all elements) as well as contributions by each employee to the success of and ultimate sale of these assets. There was no further distinction made in the allocation of benefits between executives and non-executive participants.

•
Stock Options (long term incentive amount) - The USE 2001 Incentive Stock Option Plan (ISOP) was approved at the 2001 annual meeting of shareholders, and was amended in 2004 to provide that the number of shares available for issuance be equal to 20% of the total shares issued and outstanding at any point in time. The options are intended to qualify under section 422 of the Internal Revenue Code. Options are issued at exercise prices equal to market price on grant dates (or for holders of 10% or more of the outstanding stock at the time, 110% of market), and may vest (become exercisable) at various times as determined by the Compensation Committee and approved by the Board of Directors. Although according to the plan, vesting provisions may be part of any option, to date most options have vested immediately. Under the plan terms, however, options can’t be exercised in the first year after their grant. All options are exercisable for cash, or by delivery of shares of common stock (valued at market), or a combination of cash and stock. Options are awarded by the Compensation Committee based on performance on projects, acquisitions, and divestiture of companies and assets taking into account staff tenure, project involvement, roles, and realized amounts from transactions. These serve as an added incentive to executives as well as all personnel involved to maintain healthy growth for the Company’s stock and focus on long term stock appreciation.

The number of shares issuable on exercise of options granted under the 2001 ISOP is proposed to be increased to 25% at the USE annual shareholders meeting in June 2007.

If options are intended to be issued at a meeting of the Board of Directors, but there then is material non-public information, the issuance of the options will be postponed until the third business day following release of the information, and the exercise price will be set at the market price on that third business day.

Tax effects of options

Some of the options granted under the option plans are qualified (ISOs), and some are nonqualified under IRS regulations. In general, a participant does not have taxable income upon the grant of an option. Participants will recognize ordinary income upon exercise of a nonqualified stock option equal to the excess of the fair market value of shares acquired on exercise over the exercise price. A participant will not recognize ordinary income upon exercise of a qualified option (also referred to as an “ISO,” except that the alternative minimum tax may apply. If a participant disposes of shares acquired upon exercise of an ISO before the end of the applicable holding periods, the participant will recognize ordinary income. Generally, a sale of shares acquired by exercise of an option will result in short-term or long-term capital gain or loss measured by the difference between the sale price and the participant’s tax basis in the shares. The Company can claim a tax deduction equal to the amount recognized as ordinary income by a participant in connection with an option, but not with respect to a participant’s capital gains. We will not be entitled to any tax deduction with respect to an ISO if the participant holds the shares for the applicable ISO holding periods before selling or transferring the shares.

•
Stock Awards (long term incentive amount) - The shareholders approved the 2001 Stock Compensation Plan (the "SCP") at the 2001 Annual Shareholders Meeting. The SCP has an initial term of seven years, with up to 10,000 shares of restricted common stock to be issued annually to six executives of U.S. Energy Corp. The executives have agreed not to sell, transfer or pledge these shares during employment. The number of shares issued in any year (up to but not more than 10,000 shares for each individual) is determined by the Compensation Committee and approved by the full board, taking into account the public stock price at the date of grant and during the prior calendar year, the Company's financial condition and business prospects, and other factors as deemed appropriate. The stock is paid quarterly when awarded and the Company pays the income taxes owed by recipients as a result of receipt of the stock and the commitment of the executives not to sell, transfer or pledge the shares. The term of the SCP and the number of shares issuable each year is proposed to be extended and increased at the USE annual meeting of shareholders in June 2007.

Since 2001, the stock option and award plans have been the sole method for compensating executives on a regular basis with stock issuance, and stock has not otherwise been issued as compensation. Sufficient stock has been reserved to satisfy all issued and outstanding options. The existence of the plan does not limit the board’s authority to compensate officers with additional stock issued for individual performance in other ways.

•
Executive Officer Retirement Benefits (long term guaranteed amount) - A specific retirement plan for executives was approved by the Board of Directors to be effective on October 20, 2005. This plan is designed to provide supplemental income to executives for post retirement for the inordinate amount of time and effort spent while employed in managing the business and to require assistance from key personnel in transition to new executives and knowledge transfer. Eligibility for benefits under the plan include reaching age 60 and having served for a minimum of 15 years as a designated executive, and being employed by the Company on December 31, 2010. Benefits include 5 years of payments equal to 50% of the greater of the average of the individual’s last 5 years of base pay or the last annual base pay. Payments are made through bi-weekly installments. In return for this consideration, all executives agree to provide 1,040 post retirement consulting hours to the Company to assist with transition and knowledge transfer to replacements. If a retired executive is asked to provide more than 1,040 hours, he will be compensated at commensurate hourly rates. In the case of death, the benefits are paid to the beneficiary or estate of the executive and the additional consulting hours are eliminated. Although the plan is unfunded under the definitions of ERISA, actuarial calculations are made and appropriate liability and expense accruals are being made for applicable amounts under the plan.

Special Waiver of 2010 Employment Date Requirement.

On August 21, 2006, the Board of Directors, upon recommendation from the Compensation Committee, voted to waive the December 31, 2010, required employment date for John L. Larsen and Daniel P. Svilar. These two individuals had met all the requirements except the retirement date, which was originally set for actuarial purposes. This action made them eligible to receive benefits under the plan. On September 4, 2006, John L. Larsen died making benefits eligible to his beneficiary, and on January 12, 2007, Daniel P. Svilar retired from the Company. The vote for waiver did not change the eligibility requirements for the remaining executives nor for subsequent replacements for Mr. Larsen or Mr. Svilar.

Mr. John L. Larsen and Daniel P. Svilar were also entitled to an additional retirement benefit in the case of their death while serving as an executive officer. Under the provisions of this 1984 executive death benefit the surviving spouse of the executive is to receive 100% of his compensation for one full year and an undetermined reduced amount of compensation for an additional four years. Mr. Svilar has retired so this benefit no longer applies to him. Mr. Larsen passed away on September 4, 2006 while serving in an executive position. His estate is therefore receiving this death benefit for the first year after his death and will then receive 50% of his final annual compensation on a bi-weekly basis for an additional four years under the Executive Retirement Plan detailed above.

•
Severance and Non-compete Agreements (long term guaranteed amount) - Individual severance and non-compete agreements have been created by the Board of Directors for key positions. These agreements are designed to ensure longevity and executive focus on current operations as well as maintain protection against competition in the event of severance of employment or change in control. Each agreement provides that if the executive’s employment is terminated within three years of a change in control of the Company, or severance of employment for other than retirement or cause, the Company will be required to pay (i) an amount equal to three times the average annual compensation over the prior five years ending before the change in control, (ii) legal fees and expenses incurred by such persons as a result of termination; (iii) the difference between market value (as of the termination date) of shares issuable on exercise of options, and the options' exercise price; (iv) continued insurance coverage (life, health, medical, and disability; (v) any unpaid bonuses (including a pro rata based on months of service in the year of termination) portion of bonuses paid in the calendar year after termination, if he served for at least six months in the termination year); (vi) two years of non-compete compensation up to $250,000 per year; and (vii) a $1 million term life policy with the premiums to be paid by the Company and total premiums paid will be reimbursed from any death benefits paid. Currently those executives who have severance and non-compete agreements are Keith G. Larsen, Chairman and CEO, Robert Scott Lorimer, CFO, Treasurer and V. P. Finance, Mark J. Larsen, President and COO and Harold F. Herron, Senior Vice President. Mr. Youngbauer does not have a severance and non-compete agreement at the time of this report but in all likelihood will in the future, as he was nominated and approved as General Counsel upon the retirement of Mr. Daniel P. Svilar.

•
Additional Stock Awards in Subsidiaries or Joint Ventures (long term incentive amount) - Occasionally, as an added incentive, in the past when U.S. Energy has created a subsidiary operating company or joint venture, a portion of the stock issued (usually 10% or less of total stock issued to U.S. Energy) was issued to employees of U.S. Energy to incentivize them in regards to successful completion of a project. This stock typically has no value upon issuance and recipients only realize value upon successful completion and sale of the subsidiary or joint venture. The realized amount is the same as received by any shareholder of the subsidiary or joint venture. As of April 5, 2007 the Compensation Committee and management have agreed that this practice would cease. Until such time as future subsidiary companies to be formed become public and have their own shareholder approved equity award programs, the subsidiaries would not issue equity to officers, directors, or employees of U.S. Energy. Before that time, all compensation, including equity awards, to compensate such persons for service related to the subsidiaries, will be provided by U.S. Energy.

EXECUTIVE COMPENSATION
Summary Compensation Table

Name and Position	Year	Salary	Bonus		Stock Awards		Option Awards		Non-Equity Incentive Compensation	Change in Pension Value & Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Keith G. Larsen, Chief Executive Officer	2006	$185,000	$300,000	(1)	$50,200	(4)	$28,900	(5)			$364,400	(6)(7)	$928,500

Robert Scott Lorimer, Chief Financial Officer and Treasurer	2006	$175,000	$319,000	(1)(2)	$50,200	(4)	$28,900	(5)			$155,300	(6(7)	$728,400

Mark J. Larsen, President and COO	2006	$170,000	$300,000	(1)	$50,200	(4)	$28,900	(5)			$26,000	(6)	$575,100

Harold F. Herron, Senior Vice- President	2006	$170,000	$300,000	(1)	$50,200	(4)	$28,900	(5)			$26,000	(6)	$575,100

Steven R. Youngbauer, General Counsel	2006	$120,000	$150,000	(1)	$-		$5,800	(5)			$26,000	(6)	$301,800

Daniel P. Svilar, Retired General Counsel	2006	$167,700	$500,000	(1)(3)	$50,200	(4)	$28,900	(5)			$132,400	(6(7)	$879,200

John L. Larsen, Former Chairman Emeritus	2006	$170,000	$500,000	(1)(3)	$40,000	(4)	$28,900	(5)			$601,000	(6)(7)(8)	$1,339,900
		$1,157,700	$2,369,000		$291,000		$179,200		$-	$-	$1,331,100		$5,328,000

(1)
All executives received a bonus which consisted of two components. First was a bonus, as recommended by the Compensation Committee and approved by the full board for the establishment, management and ultimate sale of Rocky Mountain Gas, Inc. and the sale of shares in Pinnacle. Additionally, each executive was given a holiday bonus of 10% of his base compensation salary in December 2006 as a result of the adoption of the recommendation of the Compensation Committee by the full Board of Directors.

(2)
Mr. Lorimer was granted a one time performance bonus in the amount of $19,000 at the recommendation of the Compensation Committee for the development of software to manage our reporting requirements. All members of the accounting staff were also given a bonus.

(3)
Mr. John L. Larsen and Mr. Daniel P. Svilar were given a one time retirement bonus for all their many years of service to the companies. This bonus was in the amount of $500,000 each, which was paid one half in September 2006 and one half in January 2007.

(4)
Each eligible officer received 10,000 shares of U.S. Energy’s common stock under the 2001 Stock Award Plan with the exception of Mr. John L. Larsen who received only 7,500 shares due to his death in during the third quarter of 2006. Each grant of shares was made at the beginning of each quarter and valued at market. U.S. Energy paid all applicable taxes on these shares as the executives have agreed not to sell, transfer or pledge these shares until the first of either of their retirement, total disability or death. The amounts do not represent cash paid by U.S. Energy to these persons.

(5)
Certain options granted to the executive officers in 2004 vested in 2006. The amount of compensation reported in the above table is the amount of expense recorded by U.S. Energy pursuant to SFAS 123(R). The amounts do not represent cash paid by U.S. Energy to these persons but rather the expense recognized by U.S. Energy for the vesting of the options.

(6)
Each executive officer participates in the ESOP as well as the 401(k). All officers received a $22,000 contribution to their ESOP account as a result of the Compensation Committee recommending and the full board approving funding of the 10% required amount for 2006 with common stock of the Company. All executives also participate in the 401(k) plan and all but Mr. Svilar received a $4,000 contribution as matching funds under the plan for their contributions. Mr. Svilar received $1,900 as a matching contribution. The amounts do not represent cash paid by U.S. Energy to these persons.

(7)
Certain of the executive officers exercised options under the established 1998 and 2001 Incentive Stock Option Plans (“ISOP”). Mr. Keith G. Larsen surrendered 47,202 shares of common stock he owned and exercised 105,777 of his options for which U.S. Energy recognized $338,400 in compensation as the spread between the exercise price and the share price on the date of exercise. Mr. Lorimer surrendered 17,730 shares of common stock he owned and exercised 40,650 of his options for which he recognized $129,300 in compensation as the spread between the exercise price and the share price on the date of exercise. Mr. Svilar surrendered 30,000 shares of common stock he owned and exercised 55,653 of his options for which he $108,500 in compensation as the spread between the exercise price and the share price on the date of exercise. The amounts do not represent cash paid by U.S. Energy to these persons.

(8)
As a result of the death of Mr. John L. Larsen, his estate was entitled to receive 145,200 forfeitable shares which had been issued in his name from 1990 to 1997. These shares were forfeitable until Mr. Larsen retired, became permanently disabled or died. The value of the shares at time of release was $575,000. U.S. Energy did not pay this amount to the estate.

Service on Outside Company Boards - Pinnacle Gas Resources, Inc.

Mr. Keith G. Larsen and Mr. Mark J. Larsen served on the Board of Directors of Pinnacle Gas Resources, Inc. (“Pinnacle”) until the shares of Pinnacle were sold in the year ended December 31, 2006. As members of the Pinnacle Board of Directors each was entitled to director’s fees and reimbursement of travel costs. Under U.S. Energy’s policies they were entitled to retain any fees paid in relation to their service on the outside board. The only compensation paid to Mr. Keith and Mr. Mark Larsen was paid during the year ended December 31, 2006 in which they each received $14,500 as director fees. Both Mr. Keith Larsen and Mr. Mark Larsen turned these fees in total over to U.S. Energy. No outside director fees have been received and retained by any executive officers of U. S. Energy.

Grants of Plan-Based Awards

On the recommendation of the Compensation Committee, in 2006 the Board of Directors approved stock awards under the U.S. Energy Corp. 2001 Stock Compensation Plan and stock options under the 2001 ISOP to each of the named executive officers in 2006. Information on options granted to Steven R. Youngbauer is included, although he did not become an executive officer until 2007.

		Estimated Future Payouts UnderNon-Equity Incentive Plan Awards			Extimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards		All Other Option Awards	Exercise or Base Price of Option Awards
Name and Position	Grant Date	Threshold	Target	Max	Threshold	Target	Max.
		($)	($)	($)	(#)	(#)	(#)	(#)		(#)	($/SH)
Keith G. Larsen, Chief Executive Officer		--	--	--	--	--	--	10,000	(1)	--

Robert Scott Lorimer, Chief Financial Officer and Treasurer		--	--	--	--	--	--	10,000	(1)	--

Mark J. Larsen, President and COO		--	--	--	--	--	--	10,000	(1)	--

Harold F. Herron, Senior Vice- President		--	--	--	--	--	--	10,000	(1)	--

Steven R. Youngbauer, General Counsel		--	--	--	--	--	--	-		--

Daniel P. Svilar, Retired General Counsel		--	--	--	--	--	--	10,000	(1)	--

John L. Larsen, Former Chairman Emeritus		--	--	--	--	--	--	7,500	(1)	--
		--	--	--	--	--	--	57,500

(1)	Shares granted under the 2001 Stock Compensation Plan.

Outstanding Equity Awards at December 31, 2006

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of shares of stock that have not vested	Market Value of shares of stock that have not vested	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)	(#)	($/SH)		(#)	($)	(#)	($)
Name and Position	Exercisable	Unexercisable

Keith G. Larsen	52,718	--	--	$2.00	09/25/08	N/A	N/A	N/A	N/A
Chairman/CEO	267,734	--	--	$2.40	01/09/11	N/A	N/A	N/A	N/A
	100,000	--	--	$3.90	12/06/11	N/A	N/A	N/A	N/A
	52,556	--	--	$2.25	12/07/11	N/A	N/A	N/A	N/A
	84,350	--	--	$2.46	06/30/14	N/A	N/A	N/A	N/A
	100,000	--	--	$3.86	10/13/15	N/A	N/A	N/A	N/A

Robert Scott Lorimer	40,218	--	--	$2.00	09/25/08	N/A	N/A	N/A	N/A
CFO/Treasurer	80,233	--	--	$2.40	01/09/11	N/A	N/A	N/A	N/A
	100,000	--	--	$3.90	12/06/11	N/A	N/A	N/A	N/A
	52,556	--	--	$2.25	12/07/11	N/A	N/A	N/A	N/A
	84,350	--	--	$2.46	06/30/14	N/A	N/A	N/A	N/A
	100,000	--	--	$3.86	10/13/15	N/A	N/A	N/A	N/A

Mark J. Larsen	27,782	--	--	$2.875	09/25/08	N/A	N/A	N/A	N/A
President/COO	41,248	--	--	$2.40	01/09/11	N/A	N/A	N/A	N/A
	100,000	--	--	$3.90	12/06/11	N/A	N/A	N/A	N/A
	97,000	--	--	$2.25	12/07/11	N/A	N/A	N/A	N/A
	125,000	--	--	$2.46	06/30/14	N/A	N/A	N/A	N/A
	100,000	--	--	$3.86	10/13/15	N/A	N/A	N/A	N/A

Harold F. Herron	20,109	--	--	$2.00	09/25/08	N/A	N/A	N/A	N/A
Senior Vice President	27,617	--	--	$2.40	01/09/11	N/A	N/A	N/A	N/A
	50,000	--	--	$3.90	12/06/11	N/A	N/A	N/A	N/A
	26,278	--	--	$2.25	12/07/11	N/A	N/A	N/A	N/A
	125,000	--	--	$2.46	06/30/14	N/A	N/A	N/A	N/A
	100,000	--	--	$3.86	10/13/15	N/A	N/A	N/A	N/A

Steven R. Youngbauer	25,000	--	--	$2.46	06/30/14	N/A	N/A	N/A	N/A
General Counsel	50,000	--	--	$3.86	10/13/15	N/A	N/A	N/A	N/A

Daniel P. Svilar	34,782	--	--	$2.875	01/12/08	N/A	N/A	N/A	N/A
Retired General Counsel	40,218	--	--	$2.00	01/12/08	N/A	N/A	N/A	N/A
	110,691	--	--	$2.40	01/12/08	N/A	N/A	N/A	N/A
	100,000	--	--	$3.90	01/12/08	N/A	N/A	N/A	N/A
	52,556	--	--	$2.25	01/12/08	N/A	N/A	N/A	N/A
	125,000	--	--	$2.46	01/12/08	N/A	N/A	N/A	N/A
	100,000	--	--	$3.86	01/12/08	N/A	N/A	N/A	N/A

John L. Larsen	34,782	--	--	$2.875	09/04/07	N/A	N/A	N/A	N/A
Former Chairman Emeritus	77,718	--	--	$2.00	09/04/07	N/A	N/A	N/A	N/A
	184,400	--	--	$2.40	09/04/07	N/A	N/A	N/A	N/A
	100,000	--	--	$3.90	09/04/07	N/A	N/A	N/A	N/A
	97,000	--	--	$2.25	09/04/07	N/A	N/A	N/A	N/A
	125,000	--	--	$2.46	09/04/07	N/A	N/A	N/A	N/A
	100,000	--	--	$3.86	09/04/07	N/A	N/A	N/A	N/A

Total	3,311,896

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name and Position	(#)	($)	(#)	($)

Keith G. Larsen	105,777	$338,400	10,000	$50,200
Chairman/CEO

Robert Scott Lorimer	40,650	$129,300	10,000	$50,200
CFO/Treasurer

Mark J. Larsen	-	$-	10,000	$50,200
President/COO

Harold F. Herron	-	$-	10,000	$50,200
Senior Vice President

Steven R. Youngbauer	-	$-	-	$-
General Counsel

Daniel P. Svilar	55,653	$108,500	10,000	$50,200
Retired General Counsel

John L. Larsen	-	$-	7,500	$40,000
Former Chairman Emeritus			145,200	$575,000

	202,080	$576,200	202,700	$866,000

(1)
Value of shares issued under the 2001 Stock Compensation Plan on date of issue. U.S. Energy pays all taxes due on these shares as the executive officer recipient has agreed not to sell, transfer or pledge these shares until his retirement, permanent disability or death.

(2)
As a result of the death of Mr. John L. Larsen his estate was entitled to receive 145,200 forfeitable shares which had been issued in his name from 1990 to 1997. These shares were forfeitable until Mr. Larsen retired, became permanently disabled or died. The value of the shares at time of release was $575,000 and Mr. Larsen’s estate paid the taxes due on these shares prior to their delivery.

Restricted Stock. Between 1990 and 1997, U.S. Energy issued shares under non-qualified plans to employees and officers. These shares are subject to forfeiture in the event that the employee or officer terminates employment with the Company for any reason but retirement, death or permanent disability. Because of the risk of forfeiture the recipients do not recognize income when the stock is issued. When the conditions lapse (for example, retirement), the participant recognizes income equal to the fair market value of the stock on the day that it is released to the individual. We can ordinarily claim a tax deduction in an amount equal to the ordinary income recognized by the participant.

Compensation that qualifies as “performance-based” is excluded from the $1 million deduction limitation of section 162(m) of the Code. Under the 2001 ISOP, because the options are granted with an exercise price at least equal to 100% of the fair market value of the underlying shares on the grant date, and are intended to qualify as “performance-based” compensation, we may be able to fully deduct compensation paid under the options. However, a number of requirements must be met in order for particular compensation to qualify, and we cannot assure you that compensation under these incentive plans will be fully deductible by us.

Nonqualified Deferred Compensation

None of the executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by U.S. Energy Corp. The Compensation Committee may elect to provide these benefits in the future but there are no current plans to do so.

Employment Agreements

We do not have employment agreements with the executives.

Future Compensation Issues and Potential Considerations Discussion

To date the Compensation Committee has been able to make appropriate allocations to executives on a case by case basis utilizing recommendations and input from management. However, the need to implement a more objective allocation method and model has been recognized as an issue to be reviewed in the future. Creation and implementation of a model approach may be utilized to create more objectivity in incentive compensation allocation.

In addition, the current regulatory environment is increasingly one of change and some of the compensation types being utilized may not be as viable in the future if regulations and taxation structures change dramatically. In the event that the environment in which decisions are made changes dramatically, the Compensation Committee will need to be able to find new compensation tools and techniques to continue to offer competitive compensation that can be used to match the business strategy and environment. Potential compensation types that could be considered include deferred cash compensation tied to specific measurements, stock appreciation rights, a long term defined benefit plan under ERISA, a non-qualified deferred compensation or top-hat plan, life insurance policies with a cash value feature, and various other techniques employed by companies. It is not anticipated, and plans are not currently underway, to employ any of these types of compensation in the near future.

The Compensation Committee and management have determined that the previous long-standing practice of compensation through the grant of shares and options in subsidiary companies should be discontinued. As a result, in lieu of that form of compensation, equity compensation from U.S. Energy should be increased.

Potential Payments upon Change in Control.

U.S. Energy Corp. has Executive Severance and Non-Compete Agreements with Messrs. Keith G. Larsen, Mark J. Larsen, Robert Scott Lorimer and Harold F. Herron which combined severance and non-compete provisions. The following summarizes the principal features of the agreements. There are no other severance payment agreements with the executives.

Each agreement provides that if the executive’s employment is terminated within three years of a change in control of the Company, the Company will be required to pay (i) an amount equal to three times the average annual compensation over the prior five years ending before the change in control, (ii) legal fees and expenses incurred by such persons as a result of termination; (iii) the difference between market value (as of the termination date) of shares issuable on exercise of options, and the options' exercise price; (iv) continued insurance coverage (life, health, medical, and disability; (v) any unpaid bonuses (including a pro rata (based on months of service in the year of termination) portion of bonuses paid in the calendar year after termination, if he served for at least six months in the termination year); and (vi) two years of non-compete compensation ($200,000 per year).

A change of control is defined to mean:

•
the acquisition by any person or entity of the beneficial ownership of securities representing 25% or more of the combined voting power of the then outstanding voting securities, whether or not that ownership is coupled with or followed by election of new directors who make up a majority of the board;

•	during any two consecutive years, the directors at the beginning of the period cease to be a majority of the board; or
•
as a result of a tender offer, merger, contested election or similar transactions, the directors before the transaction no longer make up a majority of the board (unless the change in the board was approved by majority vote of the directors before the transaction).

If there is a change in control, the executive’s employment will be deemed terminated thereafter if he is assigned duties inconsistent with prior responsibilities; he is not re-elected to the same positions; his base salary is reduced; or any benefit or compensation elements are changed adversely to him.

In addition, during the two years after termination of employment, the executive will not directly or indirectly be involved in the minerals business in most of the Western United States. For this non-compete covenant, the Company will pay him $200,000 per year for two years and continue all insurance benefits.

This table shows our potential payment obligations under the severance and non-compete agreements, as if termination took place on December 31, 2006. Actual payments could be more or less. For the option buyout component, the closing market price of U.S. Energy’s stock on December 29, 2006 is used. No estimate is made of legal fees that might be involved and no provision is made for bonuses.

Table of Potential Change in Control - Termination Payments
(as if termination had been December 31, 2006)

Amounts shown as 300% of average compensation are based on the average annual salary from the effective date through December 31, 2006.

Name and Position	300% of Average Compensation	Value of Option Exercise at 12-31-06 (1)	Value of Stock Awards at 12-31-06 (2)	Value of Health Insurance for Three Years	Total

Keith G. Larsen, Chief Executive Officer Effective Date 2-14-01	$497,200	$1,469,900	$116,500	$50,800	$2,134,400
Robert Scott Lorimer, Chief Financial Officer & Treasurer Effective Date 4-18-92	$445,200	$934,900	$116,500	$50,800	$1,547,400
Mark. J. Larsen, President - Effective Date 2-14-01	$413,900	$999,100	$116,500	$50,800	$1,580,300
Harold F. Herron, Senior Vice-President Effective Date 2-14-01	$395,600	$708,300	$116,500	$50,800	$1,271,200
Total	$1,751,900	$4,112,200	$466,000	$203,200	$6,533,300

(1)	Equals closing price on December 29, 2006 times less the strike price of issued options times the number of exercisable options.

(2)	Stock awards pursuant to the 2001 Stock Compensation Plan

Mr. Youngbauer does not have an Executive Severance and Non-Compete Agreement as of March 27, 2007 but in all likelihood will receive one as a result of becoming General Counsel and Secretary in January 2007.

Retirement Policy.

In 1984, U.S. Energy adopted a death benefit policy for certain of its executive officers. The provisions of that policy provided that in the event of the death of these certain executive officers while serving in an executive position the executive officers designated beneficiary or estate would receive one full years pay at the last annual compensation rate for the executive and some designated amount for four additional years. As a result of the death of Mr. John L. Larsen on September 4, 2006, his estate became eligible for the death benefit. The only other executive officer remaining under the terms of the policy was Mr. Daniel P. Svilar who retired on January 12, 2007. The death benefit policy will therefore no longer be in existence as established. As a result of U.S. Energy and Crested adopting an executive retirement policy, explained below, the succeeding four years under the 1984 death benefit policy are defined under the 2005 executive retirement policy which provides for 50% compensation based on the last annual compensation received or the five year average compensation, which ever is greater, for five years. In the case of Mr. John L. Larsen, his estate is receiving the death benefit in year one and the executive retirement benefit will only be for four years.

U.S. Energy Corp. and its subsidiary Crested Corp. (“Crested”) adopted retirement policies in October 2005, and amended the policies in February 2006. These policies set a mandatory retirement age of 65, although the Board of Directors may request service thereafter. In 2006, the board requested John L. Larsen and Daniel P. Svilar to continue service. Mr. Larsen passed away in September 2006, and Mr. Svilar retired in January 2007.

The policy provides retirement benefits for an individual who has reached 60 years of age, has served a minimum of 15 years as an executive officer, and remains employed until December 31, 2010. The officers eligible for this benefit are the Chairman/CEO; President/COO; CFO/Treasurer and Vice President of Finance; Senior Vice President; and General Counsel. The offices qualifying for the retirement benefit are divided among five individuals. Although these individuals have more than one title, only Keith G. Larsen, Mark J. Larsen, Robert Scott Lorimer, Harold F. Herron and Stephen R. Youngbauer are eligible to participate in the retirement benefits. Only if these individuals qualify under all the terms of the retirement policy will they be eligible for actual cash payments under the plan. None of the current officers are eligible to retire under the plan in 2007.

At retirement, an executive will receive for five years 50% of the greater of (i) annual base salary (using his final regular pay check to calculate the annual rate), or (ii) the average annual salary which he received over the last five years. The benefit will be paid monthly (in accordance with normal bi-weekly payroll practices) for five years following retirement from employment. The first six months of benefits may be paid in the seventh month for a ‘specified employee’ (as defined in section 409(a)(2)(B) of the Code) instead of bi-weekly for the first six months. At death, the unpaid installments will be paid to his designee (or classes of preference beneficiaries, if there is no designee). The benefits are not assignable. No perquisites will be continued or provided. Life and medical insurance coverage are not continued.

The retired executive will be available to U.S. Energy and Crested for up to 1,040 hours per year during the benefit period for consulting or other service the boards deem is needed, for which he will not be paid anything. Service in addition to the annual available hours would be compensated on an hourly basis at the rate in effect at retirement. This retirement benefit may be extended beyond the benefit period at the discretion of the boards, at a rate which would be negotiated (but not less than the initial retirement rate).

The retirement benefit plan is not secured or funded, and will be funded only from general funds.

Name and Position	Plan Year	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments during Last Calendar Year

Keith G. Larsen	2006	9	$235,200
Chairman/CEO

Robert Scott Lorimer	2006	15	$322,200
CFO/Treasurer

Mark J. Larsen	2006	1	$180,300
President/COO

Harold F. Herron	2006	15	$271,900
Senior Vice President

Steven R. Youngbauer	2006	--	$-
General Counsel

Daniel P. Svilar	2006	15	$379,900
Retired General Counsel

John L. Larsen	2006	15	$523,800	$52,300
Former Chairman Emeritus

2006 Non-Employee Director Compensation Table

Directors who are not employees are not paid for service as directors. Non-employee directors receive a combination of cash payments ($1,000 per month and $500 for attending board meetings in person), reimbursements, and equity-based compensation.

	Fee Earned or Paid in Cash	Stock Awards		Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
	($)	($)		($)	($)	($)	($)		($)
Name

Michael J. Feinstein	$12,300	$4,500	(1)	$-	N/A	N/A	$22,500	(2)	$39,300

Michael Anderson	$11,800	$4,500	(1)	$-	N/A	N/A	$22,500	(2)	$38,800

Don C. Anderson	$11,300	$4,500	(1)	$-	N/A	N/A	$22,500	(2)	$38,300
(Retired 12/31/06)

H. Russel Fraser	$12,300	$4,500	(1)	$-	N/A	N/A	$22,500	(2)	$39,300

	$47,700	$18,000		$-			$90,000		$155,700

(1)
Each director is paid $4,500 in common stock for any year in which he is a director. The number of shares is determined by the price as of January 15th of each year of the next business day should that be a weekend or holiday. Each of the above directors received 785 shares valued at $4,500 during 2006 for service in 2005.

(2)
The directors adopted the recommendation of Mr. Keith Larsen, as Chairman and CEO, that the independent directors participate in the 2006 cash bonus for the sale of Rocky Mountain Gas, Inc. and its interest in Pinnacle and received $20,000. Additionally each director was paid a $2,500 holiday bonus.

Compensation Committee Interlocks and Insider Participation

None of the USE Compensation Committee members has been an officer or employee of U.S. Energy, and none of the members had any relationship with USE or Crested which would be required to be disclosed under Item 404 of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED MATTERS

Equity Compensation Plan Information for Crested Corp.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,700,000 shares	$1.71	300,000(2)
Equity compensation plans not approved by security holders	None(3)	n/a	n/a
Total	1,700,000	$1.71	300,000

(1)	Incentive stock option plan approved by the Crested shareholders in June 2004.
(2)
2,000,000 shares of common stock are reserved under the plan. At such time as options have been granted to purchase 2,000,000 shares, the number of shares available for issuance under additional options will be automatically increased to be a number equal to 20% of the issued and outstanding shares of common stock of Crested. Of the outstanding options, options to purchase 900,000 shares held by directors and officers of USE and Crested) :200,000 are held by each of Harold F. Herron, Keith G. Larsen, and Robert Scott Lorimer (directors of Crested); 30,000 are held by each of Michael H. Feinstein, H. Russell Fraser, and Michael T. Anderson (independent directors of USE); 200,000 are held by Mark J. Larsen (an officer and director of USE); and 50,000 are held by Steven R. Youngbauer (general counsel to USE and Crested).

(3)	The equity compensation plans of U.S. Energy Corp. have not been approved by the shareholders of Crested Corp.

Security Ownership of Certain Beneficial Owners and Management

The table shows the following information, as of April 17, 2007, about ownership of Crested common stock: (i) Owners of record holding five percent or more; (ii) record and beneficial ownership by the officers and directors of Crested (who also are officers and directors of USE); and (iii) record and beneficial ownership by the other directors of USE (including, for each such director, beneficial ownership of the shares of Crested which are owned of record by USE, because each such director has (along with the other USE directors) voting and dispositive power over the Crested shares owned by USE). This information is based on SEC reports or as otherwise known to us. In addition, beneficial ownership includes the shares underlying the Crested options which are held by the USE and Crested officers and directors.

		Amount and Nature of Beneficial Ownership				Total
Name and Address		Voting Rights		Dispositive Rights		Beneficial	Percent
of Benificial Owner		Sole	Shared	Sole	Shared	Ownership	of Class (1)

Keith G. Larsen	(2)	-	12,184,733	200,000	12,184,733	12,384,733	72.1%
4045 Valley Green Circle
Riverton, WY 82501

Harold F. Herron	(3)	3,466	12,184,733	203,466	12,184,733	12,388,199	72.1%
877 North 8th West
Riverton, WY 82501

Michael H. Feinstein	(4)	-	12,024,733	30,000	12,024,733	12,054,733	70.2%
5309 East Paradise Lane
Scottsdale, AZ 85254

H. Russell Fraser	(5)	29,500	12,024,733	59,500	12,024,733	12,084,233	70.3%
3453 Southfork Road
Cody, WY 82414

Mike Anderson	(6)	-	12,024,733	30,000	12,024,733	12,054,733	70.2%
933 Main Street
Lander, WY 82520

Allen S. Winters	(7)	-	12,024,733	-	12,024,733	12,024,733	70.0%
15 Glacier Street
Story, WY 82842

Robert Scott Lorimer	(8)	-	12,184,733	200,000	12,184,733	12,399,733	72.2%
11 Korell Court
Riverton, WY 82501

Mark J. Larsen	(9)	-	12,084,733	200,000	12,084,733	12,284,733	71.5%
513 Westchester Circle
Riverton, WY 82501

Steven R. Youngbauer	(10)	-	12,024,733	50,000	12,024,733	12,074,733	70.3%
25 Buckhorn Flats Road
Riverton, WY 82501

Kathleen M. Martin	(11)	41,722	-	41,722	-	41,722	0.2%
309 N. Broadway
Riverton, WY 82501

Michael D. Zwickl	(12)	14,203	-	14,203	-	14,203	0.1%
123 South Durbin
Casper, WY 82601

All officers and directors	(13)	88,891	12,184,733	1,028,891	12,184,733	13,228,624	76.3%
as a group (eleven persons)

(1)  Percent of class is computed by dividing the number of shares beneficially owned plus any options held by the reporting person, by the number of shares outstanding plus the shares underlying options held by that person.

(2) Consists of 200,000 shares underlying options over which Mr. Larsen exercises sole dispositive rights, 12,024,733 Crested shares held by USE, 100,000 shares held by SGMC and 60,000 shares held by Plateau Resources Limited ("Plateau"), with respect to which shared voting and dispositive powers are exercised as a director with the other directors of those companies.

(3)  Consists of 3,466 directly held shares over which Mr. Herron exercises sole voting and investment powers, 200,000 shares underlying options over which Mr. Herron exercises sole dispositive rights and 12,024,733 Crested shares held by USE, 100,000 held by SGMC and 60,000 shares held by Plateau, with respect to which shared voting and dispositive powers are exercised as a USE, SGMC and Plateau director with the other directors of those companies.

(4)  Consists of 30,000 shares underlying options over which Mr. Feinstein exercises sole dispositive rights and 12,024,733 Crested shares held by USE which shared voting and dispositive powers are exercised as a director with the other directors of USE.

(5)  Consists of 29,500 directly held shares over which Mr. Fraser exercises sole voting and dispositive rights, 30,000 shares underlying options over which Mr. Fraser exercises sole dispositive rights and 12,024,733 Crested shares held by USE which shared voting and dispositive powers are exercised as a director with the other directors of USE.

(6)  Consists of 30,000 shares underlying options over which Mr. Anderson exercises sole dispositive rights and 12,024,733 Crested shares held by USE which shared voting and dispositive powers are exercised as a director with the other directors of USE.

(7)  Consists of 12,024,733 Crested shares held by USE which shared voting and dispositive powers are exercised as a director with the other directors of USE.

(8)  Consists of 200,000 shares underlying options over which Mr. Lorimer exercises sole dispositive rights and 12,024,733 Crested shares held by USE, 100,000 held by SGMC and 60,000 shares held by Plateau. Total Beneficial Ownership includes 15,000 shares which are subject to forfeiture.

(9) Consists of 200,000 shares underlying options over which Mr. Larsen exercises sole dispositive rights, 12,024,733 Crested shares held by USE and 60,000 shares held by Plateau Resources Limited ("Plateau"), with respect to which shared voting and dispositive powers are exercised as a director with the other directors of those companies.

(10) Consists of 50,000 shares underlying options over which Mr. Youngbauer exercises sole dispositive rights and 12,024,733 Crested shares held by USE with respect to which shared voting and dispositive powers are exercised as a director with the other directors of those companies.

(11)  Consists of 41,722 directly held shares over which Ms. Martin exercises sole voting and dispositive rights.

(12)  Consists of 14,203 directly held shares over which Mr. Zwickl exercises sole voting and dispositive rights.

(13)  The group exercises sole voting rights 88,891 directly held shares. The group exercises sole dispositive rights over 88,891 directly held shares and 940,000 shares underlying options. Shared voting and dispositive rights are exercised over 12,024,733 shares held by USE, 100,000 shares held by SGMC and 60,000 shares held by Plateau. The total beneficial ownership includes 15,000 shares held by an employee which are subject to forfeiture.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Family Employment.  Mr. John L. Larsen, who was the founder and Chairman Emeritus of USE, passed away on September 4, 2006. Subject to a 1984 death benefit agreement, Mr. Larsen’s designated beneficiary or estate is to receive 100% of his last annual compensation for one year following his death. Additionally, the Executive Retirement Plan, for which Mr. Larsen qualified, will pay his designated beneficiary or trust 50% of his last annual compensation for four more years. Payments are made on a normal bi-weekly schedule with the Company’s regularly scheduled payrolls. No other officers are entitled to the 1984 death benefit. Three of Mr. Larsen’s sons and four of his grandsons were employed by USE during 2006. The following table sets forth their total compensation for the year:

					Release of
			Stock	Option	Forfeitable	All Other
	Salary	Bonus (1)	Awards (2)	Exercise/Vest	Shares	Compensation (3)	Total
John L. Larsen	$170,000	$500,000	$40,000	$28,900	$575,000	$26,000	$1,339,900
Keith Larsen	$185,000	$300,000	$50,200	$367,300	$-	$26,000	$928,500
Mark Larsen	$170,000	$300,000	$50,200	$28,900	$-	$26,000	$575,100
Richard Larsen	$96,500	$75,000	$-	$208,400	$-	$48,700	$428,600
Reginald Larsen	$37,400	$50,500	$-	$5,800	$-	$9,700	$103,400
Jordan Larsen	$1,700	$-	$-	$-	$-	$-	$1,700
Tyler Larsen	$1,400	$-	$-	$-	$-	$-	$1,400
Steven Larsen	$2,200	$500	$-	$-	$-	$-	$2,700
	$664,200	$1,226,000	$140,400	$639,300	$575,000	$136,400	$3,381,300

(1)
Mr. John L. Larsen’s estate received a $500,000 death benefit for his years of dedicated service. The bonus was granted by the Compensation Committee and full USE Board of Directors. Mr. Keith Larsen, Mark Larsen, Richard Larsen and Reggie Larsen were paid a cash bonus as a portion of Company wide compensation for the close of the sale of RMG and Pinnacle. Additionally all but Mr. John L. Larsen were paid a holiday bonus of 10% of base salary with the exception of Steven Larsen who was paid a Christmas bonus of $500.

(2)
Pursuant to the USE 2001 Stock Compensation Plan, Mr. Keith Larsen and Mr. Mark Larsen were granted 10,000 shares of U.S. Energy common stock and Mr. John L. Larsen was granted 7,500 shares of U.S. Energy common stock. The taxes due on these shares was paid due to the agreement by the officers not to sell, transfer or pledge the shares granted under this plan until death, retirement or total disability.

(3)
Includes annual contribution to the ESOP in the amount of 10% of qualified compensation and the matching contribution to the 401(k). Additionally, Richard Larsen was paid a salary differential which was applied to his debt to the Company of $22,700. The debt was completely retired by December 31, 2006.

Mr. Keith Larsen, Mark Larsen and Richard Larsen are the sons of Mr. John L. Larsen. Steven Larsen is the son of Keith Larsen, Tyler Larsen is the son of Mark Larsen and Reginald and Jordan Larsen are the sons of Richard Larsen.

During the year ended December 31, 2005, U.S. Energy adopted a nepotism policy which was amended in 2007. The policy provides that family members of any employee, which include father, mother, sibling, son, daughter, niece, nephew or grandchildren, may not be hired, supervised or terminated by a direct family member. Additionally, family members are not allowed to participate in any discussion relating to the setting of compensation rates for other family members. The policy was amended to provide that a direct family member of any employee can only be hired after the Compensation Committee has reviewed the application of a direct family member, has satisfied itself that the position is (a) necessary, (b) has been adequately advertised, (c) other applicants have been interviewed by non family managers of the Company and (d) that the family member is the most qualified for the position. Further, written approval from the chairman of the Compensation Committee must be received along with an approved rate of pay before any family members of any employees, officers or directors can be employed and paid by the Company.

Sutter Gold Mining Inc. Sutter Gold Mining Inc. (“SGMI”) is owned by public shareholders, U.S. Energy, Crested, and by officers and some of the directors of U.S. Energy and Crested. Options to purchase 1,775,000 shares are held by officers and directors of U.S. Energy and Crested; additional options are held by U.S. Energy employees, and also by officers and directors of SGMI who are not affiliated with U.S. Energy or Crested. The options held by USE officers and directors were issued in April 2005 and August 2006. Harold F. Herron and Allen S. Winters are directors of both U.S. Energy and SGMI (and Mr. Herron is SGMI’s president), and Mr. Herron is a director and the co-chairman and president of Crested. These individuals, together with the other officers and directors of U.S. Energy, own approximately 1% of SGMI outstanding common stock, and also hold options to buy SGMI stock (1,100,000 shares exercisable until April 2010 at $0.28 per share and 675, 000 shares until August 2011 at $0.35 per share). Because SGMI is a public company, the USE Board of Directors does not intend to modify or eliminate the existing stock and options held by officers, directors, and employees of SGMI, and the award of additional options in SGMI will be determined by the board of directors of SGMI.

On March 24, 2007, the boards of directors of U.S. Energy, Crested, and SGMI agreed to (i) settle SGMI’s $2,025,702 debt owed to the USECC joint venture as of December 31, 2006 with SGMI common stock (7,621,867 shares at SGMI’s $0.26 market price on December 31, 2006); and (ii) cancel a 1997 contingent stock purchase warrant to purchase stock in SGMI (held by U.S. Energy and Crested) in exchange for a five percent net profits interest royalty (a “NPIR”) on SGMI’s gold operations, until U.S. Energy and Crested together have received approximately $4.6 million from the NPIR. The contingent stock purchase warrant had been structured to provide a means for U.S. Energy and Crested to recoup the approximate $4.6 million (without interest) they had spent on exploration and other work on the gold properties in the 1990s. When the $4.6 million has been paid from the NPIR, it will automatically reduce to a one percent interest.

As a result of this transaction, SGMI’s balance sheet has been improved to facilitate SGMI raising capital in the future, and U.S. Energy is consolidated ownership in Sutter has increased to 54.5% with Crested’s ownership at 5.7%. The transaction was negotiated between the independent directors of U.S. Energy (acting for its and Crested’s behalf), and the independent directors of SGMI. The U.S. Energy Audit Committee and the boards of directors of U.S. Energy and Crested have approved the transaction.

In General - Participation by Officers, Directors and Employees in Stock Ownership of Subsidiaries. The Audit and Compensation Committees of U.S. Energy Corp. have historically approved employees, officers and directors participating in the ownership of subsidiary companies (up to 10% of the total equity of those subsidiaries). The Compensation Committee and management of U.S. Energy have elected to discontinue this practice after December 31, 2006, as applied to future subsidiaries which may be formed, and provide increases in the equity compensation from U.S. Energy to these individuals, if the USE incentive stock option plan is approved to be amended (to increase the number of shares available for issuance on exercise of options to be granted in the future) by the USE shareholders at the 2007 annual meeting. The Compensation Committee is also evaluating what changes might be made to the equity which has already been issued in the existing subsidiaries U.S. Moly Corp. and InterWest, Inc.

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

Typically, projects initially are acquired, financed and operated by U.S. Energy and Crested in their joint venture. From time to time, some of the projects are later transferred to separate companies organized for that purpose, with the objective of raising capital from an outside source for further development and/or joint venturing with other companies. Additional subsidiaries have been organized and have recently commenced limited operations (such as U.S. Moly Corp. and InterWest, Inc.). Some other entities have been set up but are not yet active.

Initial ownership of these subsidiaries typically is by U.S. Energy and Crested, with additional stock (plus options) issued by the subsidiary company’s Board of Directors to the officers, certain of the directors, and employees of U.S. Energy. As of April 5, 2007 this practice has been discontinued and no options or shares in subsidiary companies, to be formed in the future, will be issued to employees, officers or directors of U.S. Energy and options would not be issued until such time as the subsidiary companies have become public companies with option plans which have been approved by the subsidiary’s shareholders.

With respect to the historical practice in each instance, the USE Audit Committee considered whether, and at what cost, the subsidiary could have been staffed and managed by persons outside the Company, and whether the employees and officers of the Company had the requisite experience. In addition, the Audit Committee took into account the beneficial effect for all USE shareholders of providing equity incentives to employees and officers, the value of which was tied to ultimate subsidiary performance, instead of USE’s funding payroll and other overhead for hired outside persons.

The disposition of a subsidiary company through a merger, sale of assets, or other transaction, the equity positions in subsidiary companies held by officers, directors and employees of U.S. Energy will be entitled to receive the same consideration (pro rata) as the equity positions of U.S. Energy, Crested and third party investors; no preferential terms will be accorded to the officers, directors and employees on any equity they owned. If a subsidiary becomes a public company through an underwritten initial public offering, some or all of the equity held by U.S. Energy, Crested and the individuals might be subject to lock up restrictions for a period of time following the offering. Typically, those lock up restrictions would apply equally (have the same duration) for U.S. Energy and Crested, and for the officers and directors, although equity held by non-management employees might not be locked up.

The profitability (if any) of the stock in the existing subsidiaries (whether public or private) in which equity is owned by U.S. Energy, Crested, and the individuals, will not be known until a disposition, or a successful public offering (of a now-private subsidiary), occurs. A subsidiary company may be merged, its assets sold, or otherwise disposed of without the transaction being subject to a vote by the shareholders of U.S. Energy and Crested, in which event the shareholders of U.S. Energy and Crested would be relying on the judgment of the directors of U.S. Energy and Crested who do not own stock or hold options to buy stock in the subsidiary.

For subsidiaries organized other than as corporations (for example, limited liability companies), participation in profits by the individuals would be subordinated to U.S. Energy and Crested (and third party investors) recouping their investments plus interest. As a prior example of the operation of this historical policy, on June 1, 2005, Rocky Mountain Gas, Inc. was sold to Enterra Energy Trust. U.S. Energy and Crested, and the other shareholders of RMG, including employees and officers and directors of U.S. Energy, received compensation in this transaction. These persons received stock and options in RMG in 2000 and 2001; they received compensation for their shares, but nothing for the options. The receipt of the stock and options, and receipt of compensation for the RMG stock, was approved by the Audit Committee.

Application to Specific Subsidiaries. As of the date of this report, U.S. Energy and Crested, and their officers, certain of their directors, and their employees, own stock and options to buy stock in the subsidiaries shown below. Information about SGMI is presented above.

•
U.S. Moly Corp. (“USMC”) has issued options to purchase a total of 3,080,000 shares of common stock, at an exercise price of $0.25 per share, to officers, directors and employees of U.S. Energy and Crested. All these options have a 10 year life and vest at the rate of 20% for 5 years. USMC also issued 955,000 shares of its common stock to officers, directors and employees of U.S. Energy. Officers as of the date of this report own a total of 440,000 of these shares. The combined percentage ownership of U.S. Energy and Crested is 90%, one half to each. USMC has not yet commenced operations.

The value to officers and directors of the USMC options and stock presently is not determinable (USMC is a private entity and has not started mining and processing operations). U.S. Energy and Crested have not determined whether, or when, the molybdenum property may be transferred into USMC.

•
U.S. Energy and Crested organized InterWest, Inc. in April 2006 for real estate development activities, initially focusing on residential multi-unit projects related to the expansion of the energy industry in Wyoming. InterWest became active in fourth quarter 2006. Employees (including U.S. Energy directors) own 4.4% of InterWest outstanding stock, and 48.7% is held by each of U.S. Energy and Crested; all shares were issued for $0.001 cash per share.

The value to officers and directors of the InterWest stock presently is not determinable (InterWest is a private entity and has one development property which has not yet not started construction).

•
U.S. Energy and Crested have signed a merger agreement for U.S. Energy to acquire the shares of Crested (approximately 29%) not owned by U.S. Energy. If this agreement is approved by the minority shareholders (and the other conditions to completing the merger are satisfied), U.S. Energy will issue a total of 2,802,481 shares. The officers (and a recently retired officer, Daniel P. Svilar, recently retired director Don Anderson, and the estate of John L. Larsen) and directors of U.S. Energy will receive a total of 267,766 U.S. Energy shares for the Crested shares they now own (and will own when they exercise their Crested options). Most of these 267,766 shares will be issued in exchange for the Crested stock underlying the Crested options they hold on 1.37 million shares (granted in June 2005 under an incentive stock option plan (a total of 1.7 million shares) approved by the Crested shareholders in 2004. These U.S. Energy shares will be issued using the same exchange ratio (1 U.S. Energy share for every 2 Crested shares) as will be applied to the unaffiliated Crested shareholders, based on the difference between the option exercise price ($1.71) and Crested’s $2.32 market price at December 21, 2006. The Crested option plan will be amended to allow for exercise of options by cashless exercise, and if the merger is to be consummated, immediately prior to that date, the Crested options will be so exercised. The equity ownership in Crested by officers, directors and employees of U.S. Energy will not be changed, as a result of the merger, other than by the foregoing amendment to the Crested option plan.

The terms of the merger agreement involving the Crested options, and the ownership of many of those options by U.S. Energy officers and directors, were negotiated and approved by independent committees of directors of U.S. Energy and Crested.

On October 13, 2006, the Crested board of directors granted $15,000 of stock to each of Michael D. Zwickl and Kathleen R. Martin, upon their appointment as Crested directors and specifically upon their appointment to the Crested special committee in connection with the proposed merger of Crested into USE. The stock was issued at the closing market price of Crested stock on October 13, 2006 ($1.63), in amount equal to 9,203 shares to each of Mr. Zwickl and Ms. Martin.

•
U.S. Energy and Crested Corp. (its 70.9% owned subsidiary) conduct most activities through their equally-owned joint venture USECC. From time to time U.S. Energy advances funds to or makes payments on behalf of the joint venture, which creates intercompany debt. These advances are approved by management and the Board of Directors from time to time, and ratified by the USE Audit Committee. Crested owed U.S. Energy $13,277,200 at December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by an undersigned, thereunto duly authorized.

CRESTED CORP.
(Registrant)

April 30, 2007	By:	/s/ Harold F. Herron
HAROLD F. HERRON
PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 30, 2007	By:	/s/ Harold F. Herron
HAROLD F. HERRON, Director

April 30, 2007	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director

April 30, 2007	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER, Director
Principal Financial Officer and
Chief Accounting Officer

April 30, 2007	By:	/s/ Michael D. Zwickl
MICHAEL D ZWICKL, Director

April 30, 2007	By:	/s/ Kathleen R. Martin
KATHLEEN R. MARTIN, Director