Form 10-Q
period 2007-03-31
CRESTED CORP
filed 2007-05-17
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2007 or

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at May 15, 2007
Common stock, $.001 par value	17,182,704

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Balance Sheets (Unaudited)
	March 31, 2007 and December 31, 2006	4

	Condensed Statements of Operations (Unaudited)
	Three Months Ended March 31, 2007 and 2006	5

	Condensed Statements of Cash Flows (Unaudited)
	Three Months Ended March 31, 2007 and 2006	6

	Notes to Condensed Financial Statements (Unaudited)	7-19

ITEM 2.	Management’s Discussion and Analysis of	20-26
	Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	27-29

ITEM 2.	Changes in Securities and Use of Proceeds	29

ITEM 3.	Defaults upon Senior Securities	29

ITEM 4.	Submission of Matters to a Vote of Security Holders	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits and Reports on Form 8-K	30

	Signatures	31

	Certifications	See Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CRESTED CORP.
BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,657,500	$3,236,600
Accounts receivable	--	72,200
Deferred tax asset	7,571,000	7,442,500
	9,228,500	10,751,300

INVESTMENT IN AFFILIATE	5,276,500	4,280,400

DEFERRED TAX ASSETS	91,300	91,300

	$14,596,300	$15,123,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current debt to affiliate	$12,963,900	$13,277,200
Liabilities held for sale	1,229,000	1,204,900
	14,192,900	14,482,100

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	52,000	51,000

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; 100,000,000 shares
authorized; 17,167,704
shares issued and outstanding	17,200	17,200
Additional paid-in capital	11,844,400	11,844,400
Accumulated deficit	(11,735,900)	(11,497,400)
	125,700	364,200
	$14,596,300	$15,123,000

The accompanying notes are an integral part of thse statements.

CRESTED CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006

REVENUES:	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	25,100	70,600
General and administrative	95,000	88,300
	120,100	158,900
LOSS FROM CONTINUING OPERATIONS	(120,100)	(158,900)

OTHER REVENUES AND (EXPENSES):
Interest	26,900	400
Loss on valuation of derivatives	--	(207,500)
	26,900	(207,100)

LOSS BEFORE EQUITY LOSS,
AND INCOME TAXES	(93,200)	(366,000)

EQUITY IN (LOSS) GAIN OF AFFILIATE	(273,800)	289,300

LOSS BEFORE INCOME TAXES	(367,000)	(76,700)

BENEFIT FROM INCOME TAXES	128,500	--

NET LOSS	$(238,500)	$(76,700)

PER SHARE DATA
NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.01)	*

WEIGHTED AVERAGE
SHARES OUTSTANDING	17,167,704	17,149,298

* Less than $0.01 per share

The accompanying notes are an integral part of thse statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(238,500)	$(76,700)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Equity in loss of affiliate	273,800	(289,300)
Benefit from deferred taxes	(128,500)	--
Noncash compensation	36,800	62,300
Change in valuation of derivatives	--	207,500
Accretion of asset retirement obligation	25,100	70,500
Change in accounts receivable	72,200	--
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	40,900	(25,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	(1,700,000)	(509,700)

CASH FLOWS FROM FINANCING ACTIVATES:
Net activity on debt to affiliate	80,000	525,900

NET INCREASE IN
CASH AND CASH EQUIVALENTS	(1,579,100)	(9,500)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,236,600	95,100

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$1,657,500	$85,600

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--

Income tax paid	$--	$--

The accompanying notes are an integral part of thse statements.

CRESTED CORP.

Notes to Financial Statements (Unaudited)

1) The Balance Sheet as of March 31, 2007, the Statements of Operations for the three months ended March 31, 2007 and 2006 and Statements of Cash Flows for the three months ended March 31, 2007 and 2006 have been prepared by the Company without audit. The Balance Sheet at December 31, 2006, which was derived from financial statements audited by Moss Adams LLP, independent public accountants, as indicated in their report for the year ended December 31, 2006 (not included). In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2006 Form 10-K. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

4) Recent Accounting Pronouncements - FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Balance Sheets. The adoption of FIN 48 has no significant impact on the financial statements of the Company at March 31, 2007.

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

CRESTED CORP.

Notes to Financial Statements(Unaudited)
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

5) During the three months ended March 31, 2007 the Company recorded a loss of $238,500. Ongoing annual losses have resulted in an accumulated deficit of $11,735,900 at March 31, 2007. The Company also has a working capital deficit of $4,964,400 at March 31, 2007 that includes $12,963,900 due to the Company’s major shareholder U.S. Energy Corp. (“USE”). At March 31, 2007, the Company did not have sufficient cash or cash flows from operations to meet its on going general and administrative costs and retire the debt due to USE. Subsequent to the end of the quarter however the Company and USE closed their transaction with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada with offices in South Africa and Australia (Toronto Stock Exchange and Johannesburg Stock Exchange, “SXR”)), which will allow sufficient funds to retire the debt to USE as well as provide working capital. Please see Note 14, Subsequent Events.

6) Debt at March 31, 2007 and December 31, 2006, consists of debt payable to USE of $12,963,900 and $13,277,200, respectively. This debt has been incurred as a result of USE funding the Company’s portion of joint operations and investments. The Company will either have to retire this debt by the payment of cash, conveyance of property or the issuance of additional shares of common stock to USE.

7) During the three months ended March 31, 2007, the Company did not issue any shares of common stock.

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

9) The Company's management adopted an Incentive Stock Option Plan (ISOP), which was approved by the Company’s shareholders on September 2, 2004. 2,000,000 shares of common stock are reserved for grant under the ISOP, but the number of shares so reserved will be automatically increased to always equal not more than 20% of the Company’s issued and outstanding shares of common stock. As of March 31, 2007 a total of 1,700,000 options under the ISOP had been issued to officers and employees of the Company and USE and directors of USE. These options were issued on June 10, 2005, have an exercise price of $1.71 per share and expire on June 9, 2015.

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

The Company has adopted the disclosure requirements of SFAS No. 123(R) "Accounting for Stock - Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in net income during the quarter ended March 31, 2007. All options were previously fully vested.

10) The components of deferred taxes as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
Deferred tax assets:
Deferred compensation	$81,000	$81,000
Accrued reclamation	448,400	439,600
Tax basis in excess of book	-	-
Net operating loss carryforwards	7,096,300	6,976,600
Tax credits (AMT credit carryover)	44,200	44,200
Total deferred tax assets	7,669,900	7,541,400

Non-deductible reserves and other	(7,600)	(7,600)
Total deferred tax liabilities	(7,600)	(7,600)

Net deferred tax assets	7,662,300	7,533,800
Valuation allowance	-	-
Deferred tax assets net of valuation allowance	$7,662,300	$7,533,800

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. Pursuant to paragraph 103 of Statement of Financial Accounting Standards No. 109 it is more likely than not that the net operating loss of the Company and the other deferred tax assets will be realized as a result of the closing of the sxr Uranium One Asset Purchase Agreement. No valuation allowance is therefore provided at March 31, 2007 and December 31, 2006 as management of the Company believes that the deferred tax assets will be utilized in future years.

The Company recognized a net tax benefit of $128,500 during the three months ended March 31, 2007 which is reflected as an increase to current deferred income tax assets.

There were no taxes payable as of March 31, 2007 and December 31, 2006.

At March 31, 2007 and December 31, 2006, the Company had available, for federal income tax purposes, net operating loss carry-forwards of approximately $20,275,200 and $19,933,300 respectively, which expire from 2008 through 2027.

The Internal Revenue Service has audited the Company’s and subsidiaries tax returns through the year ended May 31, 2000. The Company’s income tax liabilities are settled through fiscal 2000.

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

On January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. Pursuant to FIN 48, the Company identified, evaluated and measured the amount of income tax benefits to be recognized for the Company’s income tax positions. The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements. As a result of the adoption of FIN 48, the Company has not recognized any change to the December 31, 2006 balance in retained earnings. At December 31, 2006 and March 31, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at December 31, 2006 and no accrued interest or penalties at March 31, 2007.

11) The Company has uranium properties that are in a shut down status in Wyoming for which it is responsible for the reclamation expense. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2006	$51,000
Accretion Expense	25,100
Reclassification to liabilities for sale	(24,100)
Balance March 31, 2007	$52,000

These reclamation activities are scheduled to be completed over the next several years. Please see Note 14, Subsequent Events.

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

12) On January 23, 2007, the Company and USE signed a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of Crested (approximately 29.1% is not owned by USE and approximately 70.9% is owned by USE), and the subsequent merger of Crested into the Company. The merger agreement was approved by all directors of both companies. The exchange ratio of 1 of the USE’s shares for each 2 Crested shares (not owned by USE) was negotiated between the special committees of independent directors of both companies, and approved by the full boards of both companies, on December 20, 2006. The exchange ratio represents an approximate 12% premium to the relative stock prices between the two companies for the 30 days ended December 18, 2006.

Pursuant to the merger agreement, USE will issue a total of approximately 2,802,481 shares of common stock to the minority holders of Crested common stock, including the shares equal to the equity value of options to buy Crested common stock underlying 1,700,000 options (exercise price of $1.71 per share) issued to employees, officers and directors of USE (Crested has no employees itself), pursuant to the Crested incentive stock option plan (the “ISOP”) adopted by Crested and approved by its shareholders in 2004. The ISOP will be amended to allow for exercise of options by cashless exercise, and if the merger is to be consummated, immediately prior to that date, the Crested options will be so exercised, and the holders of the resulting Crested stock will be entitled to participate in the merger on the same exchange ratio basis as the current Crested minority shareholders.

USE and its officers and directors have signed an agreement to vote their Crested shares in line with the vote of the holders of a majority of the Crested minority shares. The affirmative vote of the holders of a majority of the Crested outstanding shares is required to consummate the merger. USE will not seek shareholder approval of the merger.

USE may decline to consummate the merger, even after approval by the holders of a majority of the minority Crested shares, if the holders of more than 200,000 Crested shares perfect their rights to dissent from the merger under Colorado law. In addition, USE or Crested may decline to consummate the merger if the ratio of the closing stock price of either company is 20% greater or less than the exchange ratio for two or more consecutive trading days, even if the merger has been approved by the holders of a majority of the minority Crested shares.

Consummation of the merger also is subject to (i) USE delivering to the Crested minority shareholders a proxy statement/prospectus (following declaration of effectiveness by the SEC of a Form S-4 to be filed by the Company) for a special meeting of the Crested shareholders to vote on the merger agreement; and (ii) satisfaction of customary representations and warranties in the merger agreement.

Navigant Capital Advisors, LLC is acting as financial advisor to USE’s special committee, and Neidiger Tucker Bruner Inc. is acting as financial advisor to the Crested special committee. These firms have delivered opinions to USE and Crested, to the effects that the exchange ratio is fair to USE’s shareholders and to the Crested minority shareholders, respectively.

Management believes that the merger of Crested into USE will enhance shareholder value due to consolidation of assets, simplification of reporting requirements and the application of all resources to one company. It is anticipated that the merger will occur during the quarter ending September 30, 2007.

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

13) On March 14, 2007, SGMI reached a Settlement Agreement with the Company, USE, and USECC concerning: 1) an accumulated debt obligation by SGMI of approximately $2,025,700 for expenditures made by USECC on behalf of SGMI and 2) a Contingent Stock Purchase Warrant between SGMI, USE and Crested.

Pursuant to the terms and conditions of the Settlement Agreement, the parties agreed as follows:

(a) To settle the accumulated debt obligation as of December 31, 2006 of $2,025,700, USECC agreed to accept 7,621,867 shares of SGMI common stock (subject to approval by the Toronto Stock Exchange (“Exchange”)). The debt is therefore being paid at a negotiated price of $.26 per share. The price for SMGI stock on March 15, 2007 was $.20 per share. As approval of the TSX had not been received by March 31, 2007, the transaction is not reflected in the financial statements as of that date. On May 4, 2007, approval was received from the TSX.  Crested will receive one-half of the shares issued by Sutter, or 3,810,934 shares.  As a result of the receipt of these shares, the Company's investment in Sutter will increase by $1,012,500 before vaulation allowance, while the Company's investment in USECC will decrease by the same amount.

(b) To settle the Contingent Stock Purchase Warrant agreement of approximately $4.6 million, USE and Crested agreed to accept a 5% net profits interest royalty ("NPIR") in exchange for the Contingent Stock Purchase Warrant. Furthermore, USE and Crested agree that the 5% royalty shall continue until USE and Crested have recouped the $4.6 million. Once the $4.6 million is recouped the 5% NPIR shall be converted to a 1% NPIR thereafter.

(c) In addition, concurrent with closing the sale of the uranium assets to sxr Uranium One on April 30, 2007, USE and Crested have agreed to provide a $1 million line of credit ($500,000 each) to SGMI at 12% annual interest, drawable and repayable at any time in tranches of $50,000 or more by SGMI. USE and Crested have the sole option to have SGMI repay the debt in cash or SGMI stock at a 10% discount to the 10 day VWAP before payment (subject to Exchange approval).

14) Subsequent Events

Uranium One Asset Purchase Agreement Closing - See Form 8K filed on May 4, 2007

On April 30, 2007, the Company and USE, and certain of their private subsidiary companies, completed the sale of uranium assets by closing the February 22, 2007 Asset Purchase Agreement (the “APA”) with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada with offices in South Africa and Australia (Toronto Stock Exchange and Johannesburg Stock Exchange, “SXR”)), and certain of its private subsidiary companies. As used in this report, Uranium One refers to that entity as well as its subsidiaries that are parties to the APA, and the Company and USE refer to those entities, as well as their subsidiaries that are parties to the APA. The APA is an exhibit to the Form 8-K filed on February 23, 2007.

At closing, the Company and USE sold their uranium assets (the Shootaring Canyon uranium mill in Utah, unpatented uranium claims in Wyoming, Colorado, Arizona and Utah (and geological data information related to the sold claims), and the Company’s and USE’s contractual rights with Uranium Power Corp. (“UPC”), to subsidiaries of Uranium One, for consideration (purchase price) comprised of:

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

Consideration received at closing (one half due to the Company):

Cash and Uranium One stock:

•	$750,000 cash (paid in advance on July 13, 2006).

•	6,607,605 Uranium One common shares. On the April 30, 2007, the Uranium One common shares closed at CAD$16.65 per share on the TSX (approximately USD$15.04).

•
$6,606,000, comprised of (i) $5,020,900 as a “UPC-Related Payment” to pay the Company and USE for transferring to Uranium One their contractual rights with UPC; and (ii) $1,585,100 in reimbursements for the Company’s and USE’s property expenditures from July 10, 2006.

(i) UPC-Related Payment:

•  $3,013,600 as the net present value of $3,100,000 in future cash payments owed by UPC to the Company and USE under the purchase and sale agreement for UPC to buy a 50% interest in certain of the Company and USE’s mining properties (as well as the mining venture agreement between the Company, USE and UPC, to acquire and develop additional properties, and other agreements). At February 22, 2007, the future payments amount was $4,100,000, however, prior to the date of this report, UPC paid the Company and USE $1,000,000 of that amount.

and

•  $2,007,300 as the net present value of the 1,500,000 shares of UPC stock to have been issued in the future by UPC to the Company and USE under the purchase and sale agreement. The UPC stock was priced at a 5.25% annual discount rate applied to the volume weighted average closing price of UPC stock for the ten trading days ended April 25, 2007.

(ii)  Reimbursements:

•  $1,585,100 for property acquisition and exploration costs, and Shootaring Mill holding expenses.

Net cash paid to the Company and USE was $6,602,700 after deduction of $3,300 for pro rated property taxes paid by the Company and USE. Of the cash paid as reimbursable costs, $88,000 was escrowed for resolution of work related to some of the mining claims.

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

The net gain on the sale of uranium assets to sxr Uranium One is as follows:

Revenues from sale of assets to sxr Uranium One
Release of refundable deposit	$375,000
Relief from Asset Retirement Obligations	3,729,200
sxr Uranium One purchase of UPC position	2,510,500
Reimbursable Costs	792,600
Receipt of sxr Uranium One common stock	49,700,300

57,107,600

Cost of sale of assets to sxr Uranium One

Rembursable Costs	1,200,500
Pro-ration of property taxes	1,700

1,202,200

Net gain before income taxes	55,905,400

Provision for income taxes	21,395,400

Net gain on sale of assets to sxr Uranium One	$34,510,000

Assumption of assumed liabilities:

•
Uranium One has assumed certain specific liabilities associated with the sold assets, including (but not limited to) those future reclamation liabilities associated with the Shootaring Canyon Mill in Utah, and the Sheep Mountain properties. The cash bonds that USE through its subsidiary Plateau Resources in the approximate amount of $6,883,300 will be released and the cash will be returned by the regulatory authorities. The Company will receive the benefit of one half of this cash bond release.

Payments which may be received in the future:

•
$20,000,000 cash when commercial production occurs at the Shootaring Canyon Mill (when the Shootaring Canyon Mill has been operating at 60% or more of its design capacity of 750 short tons per day for 60 consecutive days).

•
$7,500,000 cash on the first delivery (after commercial production has occurred) of mineralized material from any of the claims sold to Uranium One on April 30, 2007 (excluding existing ore stockpiles on the properties).

•
From and after commercial production occurs at the Shootaring Canyon Mill, a production payment royalty (up to but not more than $12,500,000) equal to five percent of (i) the gross value of uranium and vanadium products produced at and sold from the mill; or (ii) mill fees received by Uranium One from third parties for custom milling or tolling arrangements, as applicable. If production is sold to a Uranium One affiliate, partner, or joint venturer, gross value shall be determined by reference to mining industry publications or data.

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

All consideration paid and to be paid, will be primarily paid to USE, for itself and as agent for the Company and the several private subsidiaries of the Company and USE that were parties to the APA. Pursuant to a cash flow sharing arrangement on certain of the properties and joint ownership on others the cash proceeds will in principal be divided equally between the Company and USE.

The Company’s and USE’s joint venture holds a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest is not included in the APA.

The Company, USE, and Uranium One, have entered into an agreement by which, for two years, Uranium One has the first opportunity to earn into or fund uranium property interests which may in the future be owned or acquired by the Company and USE outside the five mile area surrounding each of the properties sold to Uranium One on April 30, 2007.

Payment of cash bonus

On May 2, 2007, USE, with the approval of its board of directors of the recommendation of the compensation committee (independent directors), paid a $4,887,000 gross cash bonus to all employees for extraordinary service related to the April 30, 2007 sale of the uranium assets to sxr Uranium One. Included in the cash bonus were executive officers (amounts shown are gross payments): Keith G. Larsen ($709,000); Mark J. Larsen ($709,800); Harold F. Herron ($709,800); Robert Scott Lorimer ($709,500); and general counsel Steven R. Youngbauer ($403,300). Additionally the four outside directors each received a $40,000 bonus: H. Russell Fraser, Michael Feinstein, Michael C. Anderson; and Allen S. Winters. The outside directors’ bonus was approved by the non-independent directors; the compensation committee did not make a recommendation on bonuses paid to its members. The balance of the cash bonus, paid to employees, was generally equivalent to one year’s gross salary for 2006. With the exception of the director compensation the Company is responsible for $2,443,500 of this bonus.

Also on May 2, 2007, USE, with the approval of its board of directors upon the recommendation of the compensation committee, paid a total of $649,500 in taxes owed by officers and employees, upon the release to them on May 2, 2007 by USE, of a total of 177,600 forfeitable shares of common stock of USE, and 2,460 dividend shares, for a total release of 180,060 shares. These shares had been issued to individuals in the early 1990s, and have been recorded at issue dates on the books as compensation expense, but the stock was held by the company; recognition of income by the recipients was deferred pending vesting upon retirement total disability or death. The board of directors has amended the plan to allow release of the shares (fully vested) as of May 2, 2007. USE had agreed in the 1990s to pay taxes, when commercially feasible, on the shares when released to the individuals. The taxes paid for the individuals were $29,700 (Keith G. Larsen); $276,300 (Harold F. Herron); and $261,900 (Robert Scott Lorimer). Also in connection with the payment of such taxes for the individuals, U.S. Energy Corp. reimbursed the estate of John L Larsen for $213,800 of taxes recently paid by the estate upon release of forfeitable shares to the estate following Mr. Larsen’s passing in September 2006; and reimbursed Daniel P. Svilar $162,300 for taxes he paid following release of forfeitable shares to him upon his retirement in January 2007. Payment by USE of all such taxes, at such time as the forfeitable shares were released to the recipients, was approved by the board of directors in the early 1990s at such time as the payment of the taxes was commercially feasible.

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

USE filed an amended proxy statement for the 2007 Annual Meeting, to seek ratification by the shareholders of (i) the board of directors’ amendment of the plan to permit the release of the forfeitable shares to the officers and other employees, prior to their retirement or other termination of service; (ii) the payment to the IRS by the company, on behalf of the individuals, of the taxes owed by the individuals as a result of the release of the shares; and (iii) the reimbursement of the amounts paid to the estate of John L. Larsen and Daniel P. Svilar, as well as the reimbursement of approximately $23,000 paid to former director Don C. Anderson upon his retirement in January 2007 (to pay the taxes he owed as result of the delivery of his forfeitable shares to him).  In the event that the USE shareholders ratify these transactions, the Company will be responsible for $512,800 of the taxes due on the release of the forfeitable shares.

Certificates for the shares (which have been held by the company for many years) have not been delivered to the individuals now in service. If the shareholders give the ratification disclosed in general terms in the preceding paragraph, the certificates will be delivered to the individuals who are now in service. If the shareholders do not give their ratification, then the certificates in those individuals’ names will be retained by the company, and the company will seek either a refund from the IRS or pursue a credit from the IRS for future taxes the company will owe.

If ratification is not obtained from the shareholders, the prior delivery of the certificates for the shares issued to the estate of John L. Larsen, Daniel P. Svilar, and Don C. Anderson will not be affected, but those individuals will be asked to refund, to the company, the tax reimbursements they have already received. If ratification is obtained, the Company will be responsible for one half of the compensation paid to the officers.

On May 4, 2007, the Company and USE signed a contract to sell (to a Canadian financial institution) 4,400,000 of the 6,607,605 shares of the sxr Uranium One shares they received at closing for net proceeds (after commission and bulk sale discount) of $61,044,600. Closing occurred on May 15, 2007. The Company is entitled to one-half of these funds.

Lucky Jack Molybdenum Property - Kobex Resources, Ltd.

On April 3, 2007, the Company, USE, and U.S. Moly Corp. (“U.S. Moly”), and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), signed a formal Exploration, Development and Mine Operating Agreement (the “agreement”) with Kobex Resources Ltd. for the Mt. Emmons “Lucky Jack” Molybdenum Property. The Company and USE each own 50% of the Lucky Jack property and together are referred to as “USE/CC.”

The terms of the agreement generally are similar to the terms described in the Forms 8-K filed on October 10, 2006 and December 8, 2006, which summarized the terms of the Letter Agreement, and its amendment, between USE/CC and Kobex. However, as previously disclosed, the parties agreed that at the end of the due diligence period, they would use their best efforts to negotiate and sign a formal agreement. The final agreement replaces the amended Letter Agreement.

The agreement grants Kobex the exclusive option to acquire up to a 50% undivided interest in patented and unpatented claims located near Crested Butte, Colorado, which are held by USE/CC, for $50 million. The $50 million to be spent will be for all Project-related expenditures, the cost for a bankable feasibility study, and option payments to USE/CC. The balance between money spent on expenditures and option payments, and $50 million, will be paid to USE/CC in cash.

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

Expenditures and Option payments

Date by When Expenditures and Options Must be Paid(1)	Expenditures Amount(2) - $	Option Payment Amount (3) - $	Total Expenditure and Option Payment Amount - $	Cumulative Total for Expenditures Amounts and Option Payments - $
Later of April 13, 2007 or TSX-V Approval(4)	-0-	750,000	750,000	750,000
March 31, 2008	3,500,000(5)	1,200,000(5)	4,200,000	4,950,000
Dec. 31, 2008	5,000,000	500,000	5,500,000	10,450,000
Dec. 31, 2009	5,000,000	500,000	5,500,000	15,950,000
Dec. 31, 2010	2,500,000	500,000	3,000,000	18,950,000
Dec. 31, 2011	-0-	500,000	500,000	19,450,000
Totals	16,000,000	3,950,000	19,450,000	19,450,000

(1)
Any shortfall in expenditures may be paid direct, in cash, to USE/CC. Except for the initial payment of $3,500,000 in expenditures by March 31, 2008 (which is a firm commitment of Kobex), if any expenditures amount is not fulfilled and/or option payment is not made by 90 days after the due date, the agreement will be deemed to have been terminated by Kobex. However, if Kobex fails to incur an expenditures amount and/or does not make an option payment after the date when Kobex has earned a 15% interest, U.S. Moly will replace Kobex as manager of the property.

(2)
Expenditures include (but are not limited to) holding and permitting costs for the Property; geological, geophysical, metallurgical, and related work; salaries and wages; and water treatment plant capital and operating costs.

(3)	At Kobex’ election, option payments may be made in cash or Kobex common stock at market price on issue date. Kobex may accelerate these payments in advance of the scheduled dates.

(4)	The agreement is subject to approval by the TSX Venture Exchange. If not approved by July 2, 2007, the agreement will immediately terminate unless the parties agree otherwise.

(5)	For this period, Kobex may reduce the option payment by $700,000 by increasing expenditures by that amount, or apportioning the $700,000 between the option payment and expenditures.

Bankable Feasibility Study

Kobex is required to deliver a bankable feasibility study (the “BFS”) for the Property (including confirmation of advance permitting or issuance of a mining permit). If option payments and expenditures, plus the costs to prepare the BFS, total $50 million before the BFS is completed and delivered to USE/CC, Kobex and USE/CC shall jointly (50% each) fund completion of the BFS.

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

If option payments and expenditures are less than $50 million, then, in order to fully exercise the option to acquire an aggregate 50% interest in the Property, Kobex shall pay USE/CC in cash the difference between $50 million, and the option payments plus expenditures plus the costs to prepare and complete the BFS. This amount is the “study cash difference.” If the BFS is not completed by December 31, 2016, Kobex’ interest will revert to 15% (if an aggregate of $15 million has been spent on the property by that date) and U.S. Moly will assume operatorship of the Property.

Exercise of the Option

The option is exercisable in two stages. The “option period” is the time between April 3, 2007, and that date when Kobex has earned the additional 35% interest.

First Stage: When Kobex has incurred an initial $15 million in expenditures, Kobex shall have earned a 15% interest in the Property.

Second Stage: If Kobex completes the remaining option payments and expenditures and delivers the BFS (and pays the study cash difference, if applicable), Kobex shall have earned an additional 35% interest (for a total of 50%). This date will be the “50% option exercise date.”

Management During the Option Period: On the 50% Option Exercise Date, Kobex may either (i) elect to form a joint venture with USE/CC (50% interest each); or (ii) four months after such date, offer USE/CC an election to form the joint venture and have Kobex arrange all future financing for all operations on the Property, for an additional 15% interest to Kobex (for a total 65% interest in the joint venture); or (iii) acquire all the outstanding securities of the an entity formed by USE/CC to hold its joint venture interest, for Kobex stock, with the purchase price determined by negotiation or an independent valuator.

Throughout the option period, Kobex shall be the manager of all programs on the property, and its activities shall be subject to the direction and control of a management committee. The management committee shall have four members (two each from USE/CC and Kobex); in the event of a tie, the Kobex members shall have the casting vote. A technical committee, also with two members from each party, shall provide technical assistance to the management committee.

The Joint Venture

After the 50% option exercise date, a joint venture (the “Luck Jack Joint Venture”) shall be deemed formed between USE/CC and Kobex, to hold and explore the Property; if feasible, develop a mine on the Property; and for so long as feasible, operate the mine and exploit minerals from the Property. USE/CC and Kobex each shall have a 50% interest in the joint venture and shall be obligated to contribute funds to adopted programs and budgets in proportion to their interests.

Kobex shall be the manager of the joint venture, subject to the direction and control of a management committee (which may be the same as the management committee during the option period).

CRESTED CORP.

Notes to Financial Statements(Unaudited)
(Continued)

Broker’s Fee

Kobex may pay a broker’s fee in connection with the agreement. USE/CC and Kobex are negotiating the terms of how much of this fee USE/CC would be obligated to pay. USE/CC does not expect its share to be more than Cdn $500,000 if Kobex pays such a fee and USE/CC will have the option to pay its share of such fee over a five year period (Cdn $100,000 annually to Kobex in cash or USE stock, or in shares of Kobex which USE/CC will have received for option payments from Kobex). If the master agreement with Kobex is terminated for any reason during the five year period, USE/CC’s obligations to reimburse Kobex for the broker’s fee also would be terminated.

Continuing Royalty held by USE/CC

USE/CC shall continue to retain a 6% gross overriding royalty on production from the Property, under the Amended and Restated Royalty Deeds and Agreement dated May 29, 1987 between the Company and USE, and Mt. Emmons Mining Company. The Company and USE’s 6% royalty will be reduced to 5.1% when Kobex earns a 15% interest in the property, and will be reduced again to 3% when Kobex earns a 50% interest in the property.

CRESTED CORP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2007 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2006. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

General Overview

Crested Corp. ("Crested" or the "Company") has been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged to a limited extent in commercial real estate, but only in connection with acquiring mineral properties which included commercial real estate. Going forward, the Company intends to expand commercial real estate operations. Initially the Company will target multifamily housing in communities located in the Rocky Mountain area that are being impacted by the natural resource development. The Company is also considering other real estate investments in the Rocky Mountain region.

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with its parent company, U.S. Energy Corp. ("USE"). The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the quarter ended March 31, 2007. Additional subsidiaries have been organized by the Company and USE which include U.S. Moly Corp. (“USMC”) for molybdenum and InterWest, Inc. (“InterWest”) for real estate. These subsidiaries have issued shares and options in the past to employees, officers and directors up to 10% of the outstanding shares. Management of the Company and USE have discontinued this practice for all future subsidiaries and have agreed that all equity compensation in the future will be from either the Company or USE.

During the years ended December 31, 2003 and 2004, the Company’s uranium and gold properties were shut down due to depressed metals prices. The market price for uranium increased during 2005 and 2006 to levels which allowed the Company and USE to sell all their uranium assets. Molybdenum prices have increased which have likewise attracted a joint venture partner.

Uranium - The price of uranium concentrates has increased from a five year low of $9.75 per pound in September 2002 to a five year high of $113.00 per pound on April 9, 2007 (Ux Weekly).

Molybdenum - The five year low for molybdic oxide was $2.68 per pound in April 2002. The five year high of molybdic oxide was $39.50 per pound on June 2, 2005. The price for molybdic oxide was $28.75 per pound on April 13, 2007. (Metal Prices.com)

The rebound in the Company’s commodity prices present opportunities. In contrast to the prior five years, we now have cash on hand sufficient for general and administrative expenses and exploration expenses on mineral properties as well as the development and acquisition of real estate projects. Kobex Resources Ltd. (“KBX”) is expected to pay the Lucky Jack molybdenum property permitting expenses and water treatment plant operating costs. As a result of the closing of the sale of uranium assets to sxr Uranium One on April 30, 2006 additional cash is now available for additional investments in mineral properties and other potential businesses.

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

Forward Looking Statements

This Report on Form 10-Q for the three months ended March 31, 2007 and 2006 includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, we are making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

Critical Accounting Policies

Investments

Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method. The Company’s investment in SGMI and USECC Joint Venture (“USECC”) are accounted for using the equity method as they under the control by USE and its management.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which may exceed federally insured limits. At March 31, 2007, the Company and USECC had all of their cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Fair Value of Financial Instruments

The carrying amount of cash equivalents and other current assets approximates fair value because of the short term nature of those instruments. It is not practicable to determine the fair value of debt to USE carried at $12,963,900 and $13,277,200 at March 31, 2007 and December 31, 2006, respectively.

Stock Based Compensation

On September 2, 2004, the Company's shareholders adopted an Incentive Stock Option Plan ("ISOP") for employees of the Company and USE. 2,000,000 shares of common stock were initially reserved for the ISOP. At such time as options have been granted to purchase 2,000,000 shares, the number of shares available for issuance under the ISOP will automatically be increased to 20% of the issued and outstanding common shares of the Company. The Company granted 1.7 million of these ISOP options to various directors, officers and employees on June 10, 2005. The Company accounts for stock based compensation pursuant to FAS 123(R). No stock options were granted during the quarter ended March 31, 2007.

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

Liabilities Held for Sale - Long lived liabilities that will be sold within one year of the financial statements are classified as current. At March 31, 2007 and December 31, 2006 the Company believed that its uranium assets in Wyoming, Utah, Colorado and Arizona would be sold within a twelve month period. All asset retirement obligations as well as any other liability associated with these properties was classified as current Liabilities Held for Sale at March 31, 2007 and December 31, 2006. The uranium assets were in fact sold after March 31, 2007 and will be accounted for during the quarter ended June 30, 2007. (See Note 14)

Revenue Recognition - Revenues are reported on a gross revenue basis and are recorded at the time services are provided or the commodity is sold. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves, in which case the gain or loss is recognized in income.

Income Taxes - The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets, liabilities and carry forwards. The Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized. We recognized an income tax benefit of $128,500 during the three months ended March 31, 2007.

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

Liquidity and Capital Resources

The Company continues to have a working capital deficit of $4,964,400 and an accumulated deficit of $11,735,900. The principal component of the working capital deficit is debt payable to USE in the amount of $12,963,900. The debt to USE decreased $313,300 during the three months ended March 31, 2007 as a result of the Company funding $1,700,000 in working capital and investment capital needs of the various entities in which the Company and USE jointly participate.

During the three months ended March 31, 2007, the Company consumed $1,700,000 in investing activities while operations and financing activities generated $40,900 and $80,000 respectively. The Company recorded a net loss of $238,500 during the three months ended March 31, 2007. The major component of the loss was the Company’s equity loss from USECC of $273,800.

Liquidity of the Company increased significantly after the quarter ended March 31, 2007 as a result of the sale of uranium assets to sxr Uranium One closing as well as the signing of an agreement with Kobex Resources Ltd. (“Kobex”) for the Mt. Emmons “Lucky Jack” Molybdenum Property. Please see Note 14 above.

Capital Resources

Contract to Sell Uranium Assets to Uranium One and the UPC Agreement

On April 30, 2007, the sale of uranium assets to sxr Uranium One was closed and the Company, on a pro forma basis, recognized a gain of $34,510,000. (Please see Form 8K filed on May 4, 2007) USE signed, on May 4, 2007, a contract to sell (to a Canadian financial institution) 4,400,000 of the 6,607,605 shares of sxr Uranium One that the Company and USE received for net proceeds (after commission and bulk sale discount) of $61,044,600. These funds will be used to pay income taxes due as a result of the sale of uranium assets to sxr Uranium One and investments as well as ongoing general and administrative expenses. Closing is expected on or before May 15, 2007. The Company will be entitled to one half of these funds.

Kobex Resources Ltd. Agreement

On April 3, 2007, the Company and USE signed a formal Exploration, Development and Mine Operating Agreement giving Kobex (“KBX”) an option to acquire up to a 65% interest in the Lucky Jack molybdenum property. The principal financial benefit to be realized in 2007 and thereafter by the Company of Kobex performance under the agreement, is that Kobex will fund substantial costs and expenses which otherwise may have to be funded by the Company and USE (including paying for the water treatment plant, obtain necessary permits, and have performed a bankable feasibility study preparatory to mining or selling the property). See Note 14 above. In addition to the payment of operating, permitting and construction costs the contract has option payment amounts due to the Company and USE in the total amount of $3,950,000, one-half each to the Company and USE, which at Kobex’s option can be made in either cash or common shares of Kobex. These option payments begin in 2007 and continue through December 2011. The closing date has not been determined.

Line of Credit

The Company, jointly with USE, has a $500,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment jointly owned with USE. At December 31, 2006, the full line of credit was available to the Company and USE. This line credit is used for short term working capital needs associated with operations.

Cash on Hand

As discussed above the Company has monetized certain of its assets which have provided cash which will continue to be used to fund general and administrative expenses, and possible exploration and development of new mineral properties along with the maintenance of those properties. Additionally, the Company and USE will continue to seek out investment areas in the minerals business as well as other businesses.

Capital Requirements

The direct capital requirements of the Company during 2007 remain its general and administrative costs, repayment of debt to USE and the costs through April 30 associated with the uranium properties that were sold to sxr Uranium One. Additionally, the Company is obligated to fund its portion of any funding of the water treatment plant and the Lucky Jack Property prior to the time that Kobex makes reimbursements of those costs. The Company, as a result of the formation of InterWest and the pursuit of the real estate market, will be obligated to fund its percentage of capital required to purchase and or develop real estate properties. As of March 31, 2007 the Company and USE had agreed to fund up to $2,300,000 on a multi-family housing development in Gillette Wyoming. One half of this funding obligation will be the responsibility of the Company.

Maintaining Mineral Properties

Lucky Jack Molybdenum Property

Operating costs for the water treatment plant are expected to approximate $1.5 million annually. In an effort to assure continued compliance, the Company and USE have retained the technical expert and the contractor hired by PD on January 2, 2006 to operate the water treatment plant.

On April 13, 2007 the Company entered into a formal Exploration, Development and Mine Operating Agreement with KBX pay the permitting, standby and water treatment costs associated with the Lucky Jack property. See discussion above under Capital Resources and Note 14 above.

Asset Retirement Obligations

As of March 31, 2007 the Company had a current liability held for sale in the amount of $1,229,000. On April 30, 2007 as a result of the sale of the uranium properties sxr Uranium One became obligated for these liabilities and the Company was relieved of them.

The Lucky Jack molybdenum property has a reclamation liability of $104,000 as of March 31, 2007 of which the Company is obligated to pay one half. No capital resources will be used for this obligation during 2007.

InterWest

On January 8, 2007, InterWest, through its wholly owned limited liability company, Remington Village, LLC, signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming for $1,268,800. InterWest also signed a Development Agreement with PEG to assist in the evaluation of the property and to obtain the entitlements, engineering and architecture necessary to construct multi-family housing on the property. The cost to obtain entitlements, engineering and architecture is estimated to be approximately $698,000 and the construction cost of the 216 rental units is estimated to be between $22 and $25 million. At March 31, 2007 the Company and USE had received board approval to expend up to $2.3 million on this project. The Company is obligated to fund one half of that amount. InterWest purchased the property on May 11, 2007.

A substantial part of total costs may be funded with commercial loans, and the Company and USE may seek private investors to offset the equity component (estimated at 20% of total costs).

InterWest intends to expand operations in the multifamily housing sector, with focus on the energy basins of Wyoming, Utah, and Colorado where housing demand is expected to remain strong. Funding of these projects is predicated upon the projects meeting specific rate of return, financing and management requirements. If such projects are found the Company may be obligated to fund up to one half of the board authorized 20% equity component of each project from cash reserves.

Debt

Obligations of the Company consist of advances payable to USE, which are due upon demand. The obligation is due to USE for funding a majority of the operations of USECC, of which 50% is the responsibility of the Company. All advances payable to USE are classified as current as of March 31, 2007 and December 31, 2006 as a result of USE’s unilateral ability to modify the repayment terms.

Other

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of their work, the board of directors from time to time has accepted the recommendation of the Compensation Committee to grant a bonus to employees and directors when major transactions are closed.

Results of Operations

Quarter Ended March 31, 2007 compared with the Quarter Ended March 31, 2006

The Company had no revenues during the three months ended March 31, 2007 and 2006. General and Administrative expenses increased by $6,700 to $95,000 during the three months ended March 31, 2007 compared to the same period of 2006. The increase is the result of increased professional services.

During the quarter ended March 31, 2007 the Company recognized an equity loss of $273,800 compared to an equity gain of $289,300 for the quarter ended March 31, 2007. The major component for the change of $563,100 was the payments received from UPC during the quarter ended March 31, 2006, pursuant to the agreement with UPC to purchase part of the Company’s uranium assets. There were no such payments during the quarter ended March 31, 2007. During the quarter ended March 31, 2006, the Company recognized a loss from the valuation of a derivative associated with the Class D shares of Enterra Acquisitions of $207,500. The Company did not record any such loss during the quarter ended March 31, 2007.

Operations for the three months ended March 31, 2007 resulted in a net loss of $367,000, or $0.02 per share as compared to a net loss of $76,700, or less than $0.01 per share for the three months ended March 31, 2006.

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

During the quarter ended March 31, 2006, the Company recognized a loss from the valuation of a derivative associated with the Class D shares of Enterra Acquisitions of $207,500. As the Company did not own the Class D shares until June 1, 2005, no similar entry was recorded during the quarter ended March 31, 2005. During the quarter ended March 31, 2006, the Company recognized an equity gain from USECC of $289,300. During the quarter ended March 31, 2005 the Company recognized an equity loss from USECC of $372,900. The primary cause for the change in the equity gain (loss) of $662,200 was the payments received from UPC during the quarter ended March 31, 2006 described above under Capital Resources.

Operations for the three months ended March 31, 2006 resulted in a net loss of $76,700, or less than $0.01 per share, as compared to a net loss of $424,500 or $0.02 per share during the three months ended March 31, 2005.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company's contractual obligation from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the operating results, financial position, or liquidity of the Company due to adverse changes in market prices and rates. We are not exposed to material market risk due to changes in interest rates and foreign currency exchange rates. We do not hold investments in debt securities nor do we hold assets or transact business in foreign currencies.

At March 31, 2007 and December 31, 2006, the Company had no financial instruments on which financial risk could be quantified. The market value for sxr Uranium One common stock was $13.73 per share on December 31, 2006 and $13.81 per share at closing on April 30, 2007.

ITEM 4. Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Material legal proceedings pending at March 31, 2007, and developments in those proceedings from that date to the date this Quarterly Report is filed, are summarized below. The status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.

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

On February 28, 2006, the property was transferred to USE and Crested by Phelps Dodge Corporation (“PD”) and Mt. Emmons Mining Company. On July 21, 2006, the 10th CAA affirmed the January 12, 2005 dismissal by the U.S. District Court of challenges to the issuance of nine additional mining patents on the molybdenum property. On September 5, 2006, the Appellants filed a Petition for Rehearing En Banc of the July 21, 2006, decision before the entire 10th CCA. On September 8, 2006, USE and Crested were admitted as substitute parties for Phelps Dodge Corporation and Mt. Emmons Mining Company (following USE’s and Crested’s filing of a Motion to Substitute Parties.

On October 27, 2006, the entire 10th CCA affirmed and upheld the July 21, 2006, decision by the 10th CCA panel, thereby denying the Appellants’ Petition of Rehearing En Banc and their challenges to the issuance of the patents.

On February 26, 2007, the Appellants filed a Petition for Certiorari with the United States Supreme Court again arguing that they were improperly denied judicial review of the decision by BLM to issue the patents. On April 30, 2007 the United States Supreme Court denied the Appellants Petition for Certiorari and this action exhausts any further legal proceeding by the Petitioners on these claims.

Quiet Title Litigation - Sutter Gold Mining Inc.

In 2004, USECC Gold Limited Liability Company (a predecessor of SGMI) as plaintiff filed an action (USECC Gold Limited Liability Company vs. Nevada-Wabash Mining Company, et al, Case No. 04CV3419) in Superior Court of California, County of Amador) seeking to quiet title as vested in plaintiff to two patented mining claims at the Sutter Gold project. All but one of the approximately 54 defendants (dissolved private corporations and other entities, their stockholders and/or estates of deceased stockholders) have defaulted. Plaintiff and the remaining defendant have had settlement discussions, and a settlement conference is scheduled for mid-April 2007; if a settlement is not obtained, trial will be scheduled.

Management is confident that plaintiff would prevail on the merits in the event of trial. The subject property includes a portion of the existing decline prior to intercepting the mineralized resource at the Sutter Gold project. The remaining defendant claims a one-sixth interest in one of the two patented mining claims. If settlement discussions are not successful, and if plaintiff does not prevail at trial, defendant may be entitled to seek remedies related to the property, possibly including filing a partition action. The outcome of such post-trial proceedings (if commenced by defendant following an outcome adverse to plaintiff at trial) after filing a petition action cannot be predicted, but management does not expect any outcome to ultimately adversely affect SGMI’s plan of operations or financial condition.

ITEM 1A. Rick Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

We may be classified as an inadvertent investment company. We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act of 1940, a company may be classified as an “inadvertent investment company” under section 3(a)(1)(C) of the 1940 Act if (absent an available exemption or exclusion under the 1940 Act categories) the value of investment securities is more than 40% of its total assets (exclusive of government securities and cash items). Total asset value includes amounts for assets recorded on the financial statements, as well as additional amounts which the board of directors believes reflect the fair value of those assets.

As a result of the April 30, 2007 sale of uranium assets to sxr Uranium One, we received investment securities (stock in Uranium One) with a value in excess of 40% of total asset value.

The SEC’s Rule 3a-2 under the 1940 Act allows an inadvertent investment company (as a “transient investment company”) a period of one year from the date of classification (in our case, April 30, 2008), to own investment securities with a value of 40% or less of our total assets. Accordingly, we are taking actions to comply with this 40% limit from the present time through April 30, 2008. These actions include liquidating investment securities as necessary to stay within the 40% limit.

As Rule 3a-2 is available to a company no more than once every three years, we will have to keep within the 40% limit through April 30, 2010. In any event, we would not intend to become an intentional investment company (i.e. engaging in investment and trading activities in “investment securities), even after April 30, 2010.

Classification as an investment company, whether registered or not, requires prompt registration with the SEC as an investment company under the 1940 Act. If an investment company, even an inadvertent one, fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive; we would be very constrained in the kind of business we could do as a registered investment company. Thus, it is critical that we take steps now to make sure we are in compliance with the 40% limit.

ITEM 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2007, the Company did not issue any unregistered securities.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of President Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of President Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	10.1	Kobex Agreement of 4-3-07 (without Exhibits)

(b)	Reports on Form 8-K. The Company filed five reports on Form 8-K for the quarter ended March 31, 2007. The events reported were as follows:

	1.	The report filed on January 8, 2007, under Item 8.01 referenced the January 2, 2007 Amended Exclusivity Agreement between USECC and sxr Uranium One.

2.
The report filed on January 24, 2007, under Items 1.01, 4.01 and 5.01 referenced the Plan and Agreement of Merger for Crested Corp. signed 1-23-07, Change of Accountant and Change of Directors/Officers.

	3.	The report filed on February 1, 2007, amending Item 4.01 of the 8-K filed January 24, 2007.

	4.	The report filed on February 5, 2007, under Item 4.01 referencing the engagement of Moss Adams LLP as independent accountants.

	5.	The report filed on February 23, 2007 under Item 1.01 referenced the signing of the Asset Purchase Agreement between USECC and sxr Uranium One.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRESTED CORP.
(Company)

Date: May 17, 2007	By:	/s/Harold F. Herron
HEROLD F. HERRON,
Co-Chairman and President

Date: May 17, 2007	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer