Form 10-Q
period 2007-06-30
CRESTED CORP
filed 2007-08-16
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2007 or

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

YES  ☐                      NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at August 14, 2007
Common stock, $.001 par value	17,182,704

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Balance Sheets (Unaudited) June 30, 2007
	and December 31, 2006	4

	Statements of Operations (Unaudited)
	Three and Six Months Ended June 30, 2007 and 2006	5

	Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2007 and 2006	6-7

	Notes to Financial Statements (Unaudited)	8-16

ITEM 2.	Management’s Discussion and Analysis of	17-24
	Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	25-27

ITEM 1A.	Risk Factors	27-28

ITEM 2.	Changes in Securities and Use of Proceeds	28

ITEM 3.	Defaults upon Senior Securities	28

ITEM 4.	Submission of Matters to a Vote of Security Holders	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits and Reports on Form 8-K	28-29

	Signatures	30

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CRESTED CORP.
BALANCE SHEETS
(Unaudited)
ASSETS

	June 30,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$4,521,900	$3,236,600
Marketable securities
Held to maturity - treasury bills	20,093,700	--
Available for sale	11,205,000	--
Accounts receivable
Sale of marketable securities	3,111,600	--
Reimbursement of costs	--	72,200
Deferred tax asset	705,200	7,442,500
	39,637,400	10,751,300

INVESTMENT IN AFFILIATE	4,737,100	4,280,400

DEFERRED TAX ASSETS	96,300	91,300
	$44,470,800	$15,123,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current debt to affiliate	$3,250,800	$13,277,200
Liabilities held for sale	--	1,204,900
Income taxes payable	10,404,100	--
	13,654,900	14,482,100

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	53,000	51,000

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; 100,000,000 shares
authorized; 17,167,704
shares issued and outstanding	17,200	17,200
Additional paid-in capital	11,844,400	11,844,400
Unrealized loss	(1,309,700)	--
Retained earnings (accumulated deficit)	19,985,300	(11,497,400)
	30,537,200	364,200
	$44,470,800	$15,123,000

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
REVENUES:	$--	$--	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	(24,000)	29,200	1,100	99,800
General and administrative	173,500	61,100	268,500	149,400
	149,500	90,300	269,600	249,200
LOSS FROM CONTINUING OPERATIONS	(149,500)	(90,300)	(269,600)	(249,200)

OTHER REVENUES AND (EXPENSES):
Interest	156,500	500	183,400	900
Loss on sale of marketable securities	(3,418,600)	(53,500)	(3,418,600)	(53,500)
Loss on exchange of Enterra Acquisition shares	--	(1,354,200)	--	(1,354,200)
Loss on valuation of derivatives	--	(16,100)	--	(223,600)
Gain on sale of uranium assets	55,905,400	--	55,905,400	--
Gain on sale of assets	400,000	--	400,000	--
Gain on foreign exchange	251,300	--	251,300	--
	53,294,600	(1,423,300)	53,321,500	(1,630,400)

INCOME (LOSS) BEFORE EQUITY LOSS,
AND INCOME TAXES	53,145,100	(1,513,600)	53,051,900	(1,879,600)

EQUITY IN LOSS OF AFFILIATE	(3,453,700)	(633,600)	(3,727,500)	(344,300)

INCOME (LOSS) BEFORE
INCOME TAXES	49,691,400	(2,147,200)	49,324,400	(2,223,900)

INCOME TAXES:
Current provision for	(10,532,600)	--	(10,404,100)	--
Deferred provision for	(7,437,600)	--	(7,437,600)	--
	(17,970,200)	--	(17,841,700)	--

NET INCOME (LOSS)	$31,721,200	$(2,147,200)	$31,482,700	$(2,223,900)

PER SHARE DATA
NET INCOME (LOSS) PER SHARE, BASIC	$1.85	$(0.13)	$1.83	$(0.13)

NET INCOME (LOSS) PER SHARE, DILUTED	$1.78	$(0.13)	$1.77	$(0.13)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,167,704	17,149,298	17,167,704	17,149,298

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,860,740	17,164,298	17,794,293	17,149,298

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,482,700	$(2,223,900)
Adjustments to reconcile net income (loss) to net cash
used in by operating activities:
Equity in loss of affiliate	3,727,500	344,300
Loss on exchange of Enterra units	--	1,354,200
Loss on sale of marketable securities	3,418,600	53,500
Proceeds from sale of trading securities	--	1,295,500
Gain on sale of assets	(400,000)	--
Gain on sale of assets to sxr	(55,905,400)	--
Gain on foreign exchange rates	(251,300)	--
Income taxes payable	10,404,100	--
Deferred income taxes	7,437,500	--
Noncash compensation	157,000	94,200
Change in valuation of derivatives	--	223,600
Accretion of asset retirement obligation	1,100	99,800
Change in accounts receivable	72,200	--
NET CASH PROVIDED BY
OPERATING ACTIVITIES	144,000	1,241,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	30,522,300	--
Proceeds from sale of fixed assets	25,000	--
Purchase of treasury bills	(20,093,700)	--
Investment in affiliate	(2,430,200)	(1,331,000)
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	8,023,400	(1,331,000)

CASH FLOWS FROM FINANCING ACTIVATES:
Net activity on debt to affiliate	(6,882,100)	1,413,600

NET INCREASE IN
CASH AND CASH EQUIVALENTS	1,285,300	1,323,800

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,236,600	95,100

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$4,521,900	$1,418,900

The accompanying notes are an integral part of these statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For six months ended June 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--

Income tax paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Receipt of marketable securities from
the sale of assets	$49,700,300	$--

Unrealized loss	$1,309,700	$--

Exchange of Enterra Acquisition Shares for
Enterra Trust Units	$--	$3,315,300

The accompanying notes are an integral part of these statements.

CRESTED CORP.

Notes to Financial Statements (Unaudited)

1)     Basis of Presentation

The Balance Sheet as of June 30, 2007, the Statements of Operations for the three and six months ended June 30, 2007 and 2006 and Statements of Cash Flows for the six months ended June 30, 2007 and 2006 have been prepared by the Company without audit.  The Balance Sheet at December 31, 2006, was derived from financial statements audited by Moss Adams LLP, independent public accountants, as indicated in their report for the year ended December 31, 2006 (not included).  In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company's December 31, 2006 Form 10-K.  The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

2)     Recent Accounting Pronouncements

FIN 48   In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Balance Sheets.  The adoption of FIN 48 has no significant impact on the financial statements of the Company at June 30, 2007.

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

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

SAB 108     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have an impact on our financial statements.

SFAS 159   In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for us on January 1, 2008.  We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

3)     Marketable Securities

The Company accounts for its marketable securities as (1) held to maturity, (2) available for sale and (3) trading.  The Company holds short-term securities which have maturities of greater than three months but less than one year from the date of purchase.  These securities are classified as held to maturity based on the Company's intent to hold such securities to the maturity date.  All held to maturity securities are U.S. Government securities and are stated at amortized cost, which approximates fair market value.  Income related to these securities is reported as a component of interest income.  The Company's available for sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.  If a decline in fair value of held to maturity securities is determined to be other than temporary, the investment is written down to fair value. Based on the Company's intent to sell the securities, its equity securities are reported as trading securities.

At June 30, 2007, the Company owned held to maturity and available for sale securities.

		Market	Unrealized
	Cost	Value	Loss

Held to maturity - treasury bills		$20,093,700

Available for sale securities
sxr shares	$12,844,900	$10,884,400	$1,960,500
Kobex shares	375,000	320,600	54,500
	$13,219,900	$11,205,000	$2,015,000

4)      Long Term Debt

Debt at June 30, 2007 and December 31, 2006, consists of debt payable to U.S. Energy Corp, (“USE”) of $3,250,800 and $13,277,200, respectively.  USE owns 70.9% of the Company’s outstanding stock.  This debt has been incurred as a result of USE funding the Company’s portion of joint operations and investments.  The entire debt to USE was retired as of July 31, 2007.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

5)     Other Comprehensive Income (Loss)

Unrealized gains and losses on investments are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheets under Shareholders’ equity.  The following table illustrates the effect on net income (loss) if the Company had recognized comprehensive income:

	Six months ending June 30,
	2007	2006
Net income/(loss)	$31,482,700	$(2,223,900)

Comprehensive loss from the
unrealized loss on marketable securities	(2,015,000)	--

Deferred income taxes on
stock options	705,300	--

Comprehensive income/(loss)	$30,173,000	$(2,223,900)

6)     Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".  Basic earnings per common share is based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive.  Potential common shares relating to employee options are excluded from the computation of diluted earnings (loss) per share, because they are anti-dilutive.  There were no anti-dilutive options at June 30, 2007.

7)     Stock Based Compensation

The Company's management adopted an Incentive Stock Option Plan ("ISOP"), which was approved by the Company’s shareholders on September 2, 2004.  2,000,000 shares of common stock are reserved for grant under the ISOP.  The number of shares so reserved will be automatically increased to equal 20% of the Company’s issued and outstanding shares of common stock.  As of June 30, 2007 a total of 1,700,000 options under the ISOP had been issued to officers and employees of the Company and USE and directors of USE.  These options were issued on June 10, 2005, have an exercise price of $1.71 per share and expire on June 9, 2015.

The Company has adopted the disclosure requirements of SFAS No. 123(R) "Accounting for Stock - Based Compensation - Transition and Disclosure".  No stock-based employee compensation cost is reflected in net income during the quarter ended June 30, 2007.  All options were previously fully vested.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

8)     Income Taxes

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Consolidated book income before income tax	$49,691,400	$49,324,400
Permanent differences	--	(205,400)
Taxable income before temporary differrences	$49,691,400	$49,119,000

Expected federal income tax expense (benefit) 35%	$17,320,200	$17,191,600

Increase (decrease) in valuation allowance
Deferred income tax provision (benefit)	$7,566,100	$7,437,600
Current tax provision (refund)	9,754,100	9,754,100
Total federal tax expense	17,320,200	17,191,700
State income tax net of fed benefit	650,000	650,000

Total provision	$17,970,200	$17,841,700

The components of deferred taxes as of June 30, 2007 and December 31, 2006 are as follows:

Current taxes payable at June 30, 2007 are comprised of $9,754,100 of federal income taxes and $650,000 of state income taxes.  This results in a current taxes payable of $10,404,100 at June 30, 2007.  There were no current taxes payable at December 31, 2006.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

The components of deferred taxes as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
Deferred tax assets:
Deferred compensation	$85,100	$81,000
Accrued reclamation	18,600	439,600
Tax basis in excess of book	705,200	--
Net operating loss carryforwards	--	6,976,600
Tax credits (AMT credit carryover)	--	44,200
Other	200	--
Total deferred tax assets	809,100	7,541,400

Deferred tax liabilities:
Book basis in excess of tax basis - Enterra Units	--	--
Depreciable assets	(7,600)	(7,600)
Total deferred tax liabilities	(7,600)	(7,600)

Net deferred tax assets	801,500	7,533,800
Valuation allowance	--	--
Deferred tax assets net of valuation allowance	$801,500	$7,533,800

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No valuation allowance is therefore provided at June 30, 2007 and December 31, 2006 as the Company believes that it is more likely than not that the deferred tax assets will be utilized in future years.

During the six months ended June 30, 2007, net current deferred tax assets decreased by $6,732,400.  After giving effect to $705,200 of tax benefit of unrealized losses, which was a credit to other comprehensive income, the Company recorded a deferred federal income tax expense in the amount of $7,437,600.  The decrease in net deferred tax assets was largely the result of the utilization of net operating losses and the accrued reclamation liabilities resulting from the sxr sale.

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Company identified and evaluated any potential uncertain tax positions.  The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements.  As a result, the adoption of FIN 48 had no impact on the Company’s financial statements.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at June 30, 2007 or December 31, 2006.

The Internal Revenue Service has audited the Company’s and subsidiaries tax returns through the year ended May 31, 2000.  The Company’s income tax liabilities are settled through fiscal 2000.

9)    Sale of Marketable Securities

During the six months ended June 30, 2007, the Company sold (to a Canadian financial institution) 2,450,000 shares of sxr Uranium One for net proceeds (after commission and bulk sale discount) of $33,436,800.  An additional $3,111,600 was received July 2007 as a result of the settlement of a portion of this sale of securities which occurred in late June 2007.  The Company recorded a loss of $3,418,600 on the sale of the sxr Uranium One shares.

The Company, through its joint venture with U.S. Energy Corp. ("USECC"), also sold 750,000 shares of UPC during the six months ended June 30, 2007.  USECC received $722,800 in net cash proceeds and recorded a net gain of $387,300 on the sale of the UPC shares.  The Company recorded this income as part of the equity loss it recognized from USECC for the six months ended June 30, 2007.

10)   Asset Retirement Obligations

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

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2006	$51,000
Revaluation of liability	900
Accretion Expense	1,100
Balance June 30, 2007	$53,000

11)   Merger Agreement

On January 23, 2007, the Company and USE entered into a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of the Company (approximately 29.1% is not owned by USE) and the subsequent merger of the Company into USE.  The merger agreement was approved by all directors of both companies.  The exchange ratio of 2 of the Company’s shares for one share of USE was negotiated between the special committees of independent directors of both companies, and approved by the full boards of both companies on December 20, 2006.  For detailed information, please see the Form 8-K filed on January 24, 2007.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

Management believes that the merger of the Company into USE will enhance shareholder value due to consolidation of assets, simplification of reporting requirements and the application of all resources to one company.  It is anticipated that the merger will occur during the fourth quarter 2007.

12)   Real Estate Investment

On May 10, 2007, the Company and USE through their wholly owned subsidiary, Remington Village, LLC (owned on a 50-50 basis) acquired approximately 10.15 acres of land located in Gillette, Wyoming for a purchase price of $1,247,700.  The Company and USE have now also successfully obtained entitlements and permits necessary to construct a 216 unit multifamily housing complex on the property.  It is estimated that the construction cost of this multifamily complex will be approximately $26.2 million.  The Board of Directors has approved up to a 30% equity investment in the property for a total of $7.6 million and has directed the management of the Company to seek construction financing in the amount of $18.5 million for the project from a conventional lender.  Further, the boards of directors of the Company and USE have authorized up to $3,889,000 to purchase the property and commence site work until the conventional financing is in place.  This amount has been committed thus far to purchase the property and commence site work, which is underway.  The Company and USE have expended $1,549,700 through June 30, 2007.

13)   Sutter Gold Mining, Inc.

On March 14, 2007, Sutter reached a Settlement Agreement with the Company, USE and USECC concerning: 1) an accumulated debt obligation by Sutter of approximately $2,025,700 at December 31, 2006 for expenditures made by USECC on behalf of Sutter.  The debt was settled by Sutter issuing and delivering 7,621,867 shares of Sutter common stock to the Company and USE, one half to each.  2) a Contingent Stock Purchase Warrant between Sutter, the Company and USE was settled by issuing a 5% Net Profits Interest Royalty ("NPIR") to the Company and USE (reducing to 1% after $4.6 million has been paid under the 5% NPIR.  In addition, the Company and USE agreed to provide a $1 million line of credit ($500,000 each) to Sutter at 12% annual interest, drawable and repayable at any time in tranches of $50,000 or more.  The line of credit is collateralized by Sutter's California properties. The Company and USE have the sole option to have Sutter repay the debt in cash or Sutter stock at a 10% discount to the 10 day Volume Weighted Average Price ("VWAP") before payment (subject to Exchange approval).  Prepayment without penalty is allowed.  Terms of the crdit agreement were negotiated and approved by the independent directors of Sutter, the Company and USE.

14)   Uranium One Asset Purchase Agreement Closing

On April 30, 2007, the Company and USE and certain of their private subsidiary companies, completed the sale of their uranium assets by closing the February 22, 2007 Asset Purchase Agreement (the “APA”) with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada (Toronto Stock Exchange and Johannesburg Stock Exchange, “SXR”)), and certain of its private subsidiary companies.  Also, please see footnote 8 above concerning proceeds from sale of Uranium One stock as of June 30, 2007.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

The net gain on the sale of the uranium assets to sxr Uranium One is as follows:

Revenues from sale of assets to sxr Uranium One
Release of refundable deposit	$375,000
Relief from Asset Retirement Obligations	3,729,200
sxr Uranium One purchase of UPC position	2,510,500
Reimbursable Costs	792,600
Receipt of sxr Uranium One common stock	49,700,300
57,107,600

Cost of sale of assets to sxr Uranium One

Reimbursable Costs	1,200,500
Pro-ration of property taxes	1,700
1,202,200

Net gain before income taxes	55,905,400

Provision for income taxes	21,395,400

Net gain on sale of assets to sxr Uranium One	$34,510,000

15)   Payment of Cash Bonus and Related Matters

On May 2, 2007, the Company and USE, with the approval of their boards of directors and upon the recommendation of the compensation committee of the USE board of directors (independent directors), paid a $4,887,000 gross cash bonus to all employees for extraordinary service related to the April 30, 2007 sale of the uranium assets to Uranium One.

Also on May 2, 2007, USE, with the approval of its board of directors and upon the recommendation of the compensation committee, paid a total of $649,500 in taxes owed by officers and employees, upon the proposed release to them on May 2, 2007 by USE, of a total of 177,600 forfeitable shares of common stock of U.S. Energy Corp., and 2,460 dividend shares, for a total proposed release of 180,060 shares.  USE also reimbursed the estate of John L Larsen for $213,800 of taxes recently paid by the estate upon release of forfeitable shares to the estate following Mr. Larsen’s passing in September 2006; and reimbursed Daniel P. Svilar $162,300 for taxes he paid following release of forfeitable shares to him upon his retirement in January 2007.  These matters were ratified by the shareholders of USE at the June 22, 2007 annual meeting and the shares have been released.  The Company shares in the expenses of all USE employees on a 50-50 basis and therefore is responsible for one half of these expenses.

The Company's portion of the bonus and taxes paid to and for the benefit of the officers, employees and the John L. Larsen estate were $4,443,500, $324,800 and $81,000, respectively.

CRESTED CORP.

Notes to Financial Statements (Unaudited)
(Continued)

16)   Lucky Jack Molybdenum Property – Kobex Resources Ltd.

On April 3, 2007, the Company, USE and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “Kobex”), signed a formal Exploration, Development and Mine Operating Agreement for the permitting, development and production of the Mt. Emmons “Lucky Jack” Molybdenum Property.  The agreement grants Kobex the exclusive option to acquire up to a 50% undivided interest in patented and unpatented claims located near Crested Butte, Colorado, which are held by the Company and USE, for $50 million.  The $50 million to be spent will be for all Project-related expenditures, the cost for a bankable feasibility study, and option payments to the Company and USE.  The balance between money spent on expenditures and option payments, if any, and $50 million, will be paid to the Company and USE in cash.

At June 30, 2007, Kobex owed USECC $631,200 in reimbursable project costs.  Kobex paid this amount in July 2007 and is current on its obligations to the Company.  Kobex also delivered 142,816 shares of its common stock valued at $375,000 pursuant to the Exploration, Development and Mine Operating Agreement.

CRESTED CORP.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.  For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2007 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2006.  The discussion contains forward-looking statements that involve risks and uncertainties.  Due to uncertainties in our business, actual results may differ materially from the discussion below.

Forward Looking Statements

This Report on Form 10-Q includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical fact included in this Report are forward looking statements.  In addition, whenever words like "expect", "anticipate” or "believe" are used, we are making forward looking statements.  Actual results may vary materially from the forward looking statements and there is no assurance that the assumptions used will be realized in fact.

Overview of Business

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

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with its parent company, U.S. Energy Corp. ("USE").  The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties.  The Company had no production from any of its mineral properties during the three and six months ended June 30, 2007.

Recent Developments

Sale of Uranium Assets

On April 30, 2007, the Company and USE sold all of their uranium assets, with the exception of a 4% Net Profits Royalty on the Green Mountain uranium property in Wyoming, to sxr Uranium One Inc. ("Uranium One”).  Uranium One is listed on the Toronto Stock Exchange and Johannesburg Stock Exchange under the symbol “SXR”.  At closing, the Company and USE received (a) $1,585,100 in reimbursable costs relating to work performed on the uranium properties, (b) $5,020,900 as a result of Uranium One purchasing the Uranium Power Corp. (“UPC”) position in the properties and (c) 6,607,605 shares of Uranium One common stock valued at the date of closing at $99,400,600.  The Company and USE also received the cash and collateral bonds posted for asset retirement obligations relating to the uranium properties.  Through July 31, 2007, the Company and USE had received $7,326,100 in returned cash bonds and also the release of its corporate headquarters which had also been pledged for certain asset retirement obligations.

As of June 30, 2007, the Company and USE sold 4,900,000 of the Uranium One shares for which they received $60,714,300 during the quarter ended June 30, 2007 and $6,159,400 during July 2007.  The Company and USE sold the remaining 1,707,606 shares of Uranium One during July 2007 and received an additional $23,529,300.  The Company and USE also received $321,000 as a result of a benefit from the foreign currency exchange rate.  The total received by the Company and USE through July 2007 from the sale of Uranium One common stock was $90,724,000.  The Company and USE had a cash flow arrangement on the uranium properties which were sold.  All positive and negative cash flows, pursuant to the agreement, were shared 50-50 by the Company and USE.  The Company therefore received one half of all cash proceeds from the sale to Uranium One.

In summary, the Company received a total of $48,665,100 from the sale of the Company’s uranium assets to Uranium One through July 2007 ($792,600 in reimbursable costs, $2,510,500 from the buy out of the UPC position and $45,362,000 from the sale of Uranium One stock).  This, plus the release of the reclamation bonds of $3,663,100, positions the Company in its strongest cash and liquidity position in its forty year history.

Pursuant to the terms of the Uranium One contract, the Company and USE (one half to each) will also receive $20,000,000 when commercial production begins at the uranium mill the Company sold to Uranium One, $7,500,000 when the first delivery of ore, after commercial production commences, from any of the uranium properties the Company sold to Uranium One, and a production royalty of up to $12,500,000.  The Company and USE also retained a 4% Net Profits Royalty on the Green Mountain uranium property in central Wyoming; this property is owned and operated by Rio Tinto, Inc.

Lucky Jack Molybdenum Property – Kobex Resources Ltd.

On April 3, 2007, the Company, USE and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “Kobex”) signed a formal Exploration, Development and Mine Operating Agreement for the permitting and development of the Mt. Emmons, “Lucky Jack”, molybdenum property.

Pursuant to the April 3, 2007 agreement, Kobex is required to expend $16,000,000 on the property through December 2010.  On July 6, 2007, Kobex announced its budget for its first year of operations through April of 2008 would be $14,200,000.  Kobex will not own an interest in the Lucky Jack property until it has expended $15,000,000 at which time it will own 15%.  After spending an additional $35,000,000, the ownership interest for Kobex will be 50%.  Kobex also may acquire an additional 15% at the Company and USE’s option after it obtains a 50% interest.  As of June 30, 2007 Kobex had expended $1,429,100 since it began participating in the costs of the project.

Historical records filed with the Bureau of Land Management ("BLM") in the 1990’s for the application of patented mineral claims, identify mineral resources of some 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing some 22.5 million tons at a grade of 0.701% MoS2 was also reported.  No assurance can be given that these quantities of MoS2 exist.  The average market price for MoS2 at June 30, 2007 was $32.75 per pound.  Although no future cost of production can be made nor the market price predicted at time of production, at current market prices it is believed that the property could be very profitable for the Company.

Merger Agreement

The boards of directors of the Company and USE have approved a recommendation of the Special Committees of both boards, consisting of outside directors, to merge Crested into USE.  The exchange ratio is 2 shares of the Company’s common stock for 1 share of USE.  It is anticipated that the merger will be concluded, if approved by the Crested shareholders, during the fourth quarter of 2007. (See Note 10 above)

Mineral Prices

Uranium - The price of uranium concentrates has increased from a five year low of $9.75 per pound in September 2002 to $120.00 per pound on July 30, 2007 (Ux Weekly).

Gold - The five year low for gold was $302.10 per ounce in April 2002.  The price for gold on July 30, 2007 was $664.10 per ounce (Metal Prices.com).

Molybdenum - The five year low for molybdic oxide was $2.68 per pound in April 2002.  The average price for molybdic oxide was $31.75 per pound on July 27, 2007.  (Metal Prices.com).

Results of Operations

Three and Six Months Ended June 30, 2007 compared with the Three and Six Months Ended June 30, 2006

During the six and three months ended June 30, 2007 the Company recorded net income of $31,482,700 and $31,721,200 respectively or $1.83 and $1.85 per share basic for those periods.  This compares to net losses of $2,223,900 and $2,147,200 respectively for the three and six months ended June 30, 2006.  The major change in earnings was as a result of the gain on the sale of the uranium assets to sxr Uranium One (“Uranium One”).  Please see note 13 above.  The Company sold 2,450,000 shares of the Uranium shares it received from the uranium asset sale upon which it recorded a loss of $3,418,600 during the three and six months ended June 30, 2007.

The Company recorded $400,000 in revenues from the sale of assets as a result of the signing of the Exploration, Development and Mine Operating Agreement with Kobex.  Kobex had previously made a refundable deposit of $25,000 that was released as a result of the formal agreement.  Additionally, Kobex made its first contractual payment of $375,000 to the Company by delivering 142,816 shares of its common stock during the three months ended June 30, 2007.

The other major change to other revenues and expenses during the six and three months ended June 30, 2007 from those recorded during comparative periods of the prior year are losses on the exchange of and valuation of shares of Enterra Energy Trust (“Enterra”) that the Company received for the sale of a subsidiary coal bed methane company.  The Company recorded a total loss from these items of $1,577,800 during the six months ended June 30, 2006.  The shares of Enterra were sold subsequent to June 30, 2006.

The Company had no revenues during the three and six months ended June 30, 2007 and 2006.  General and Administrative expenses increased by $119,100 to $268,500 during the six months ended June 30, 2007 compared to the same period of 2006.  The increase is the result of increased professional services relating to the merger with USE during 2007.  A similar increase of $112,400 was recorded during the quarter ended June 30, 2007 over that recorded during June 30, 2006.

During the six months ended June 30, 2007 the Company recognized an equity loss of $3,727,500 compared to an equity loss of $344,300 for the six months ended June 30, 2006.  The major component for the increase of $3,383,200 in equity losses during the six months ended June 30, 2007 was employment related payments made by USE in the form of bonuses to employees, officers and directors for the work they accomplished in closing the sale of uranium assets to Uranium One.  Please see note 14 above.

Liquidity and Capital Resources

The liquidity position of the Company is the best it has ever been during its forty year history.  At June 30, 2007, the Company had $24,615,600 in cash on hand and Government Treasury Bills as well as $11,205,000 in marketable securities.  Current assets at June 30, 2007 were $39,637,400 as compared to current liabilities of $13,654,900.  The Company therefore had working capital at June 30, 2007 of $25,982,500 and a current ratio of 2.9 to 1.

Current liabilities at June 30, 2007 consisted of income taxes payable of $10,404,100 and debt to USE of $3,250,800.  The debt to USE was paid in July 2007.  The Company has sufficient capital to fund its portion of the operations it and USE participate in jointly and should not need to borrow any additional funds from USE during the balance of 2007.

Cash and cash equivalents increased by $1,285,300 as a result of the sale of the uranium assets to Uranium One.  An additional amount of cash which was generated from the sale to Uranium One, $20,000,000 along with the interest earned thereon, was invested in Government Treasury Bills. The Company held $20,093,700 invested in Government Treasury Bills at June 30, 2007 and considers them very liquid.  Pursuant to FAS 95 these investments are considered Marketable Securities as they have maturity dates, from date of purchase, in excess of 90 days.  The Company can sell these Government Treasury Bills at any time cash is required without penalty.

Cash provided by investing activities came primarily as a result of the sale of marketable securities of $30,522,300 (shares of Uranium One and UPC).  This increase in cash from investing activities was offset by the funding of USECC in the amount of $2,430,200 and the purchase of Government Treasury Bills during the six months ended June 30, 2007.

Financing activities consumed $6,882,100 as a result of a payment during the six months ended June 30, 2007 the Company made on its debt to USE.

Capital Resources

Kobex Resources Ltd. Agreement

On April 3, 2007, the Company and USE signed a formal Exploration, Development and Mine Operating Agreement providing Kobex an option to acquire up to a 65% interest in the Lucky Jack molybdenum property.  Prior to Kobex expending $15 million it will not own an interest in the Lucky Jack property.  At such time as Kobex spends $15 million it will own a 15% interest and after it expends a total of $50 million it will own a 50% interest in the Lucky Jack property.  In the event that Kobex is able to deliver a bankable feasibility study on the Lucky Jack property prior to spending the $50 million it can pay the reminder of the $50 million directly to the Company and USE to obtain its 50% interest.  As a result of the Kobex agreement, it is not anticipated that any of the Company’s cash reserves will be consumed in permitting, development and maintenance of the property during the balance of 2007 and into the near term.

The principal financial benefit to be realized in 2007 and thereafter by the Company (if Kobex meets its contractual obligations) is that Kobex will fund substantially all costs and expenses which otherwise may have to be funded by the Company and USE (including paying for the water treatment plant, obtain necessary permits, and have a bankable feasibility study prepared in advance of mining the property).  In addition to the payment of operating, permitting and construction costs, the contract also calls for option payments in the aggregate amount of $3,950,000 payable to the Company and USE over five years payable in either cash or common shares of Kobex.  These option payments began in 2007 and continue through December 2011.  The first payment of $750,000 in Kobex common stock was made on May 23, 2007.

Cash on Hand

As discussed above, the Company has monetized certain of its assets which have provided significant amounts of cash that will continue to be used to fund general and administrative expenses, and possible exploration and development of new mineral properties as well as real estate developments.  The Company has invested its cash surplus in interest bearing accounts and U.S. Government Treasury Bills which will provide working capital to fund the Company’s projects.

Other

Due to the current levels of the market prices for gold and molybdenum, management of the Company believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, cash on hand, and the sale of equity or a combination of the four.

Capital Requirements

The Company believes that the current market prices for gold and molybdenum are at levels that warrant further exploration and development of the Company’s mineral properties.  Management of the Company anticipates these metals prices will remain at levels which will allow the properties to be produced economically.  The successful development and production of these properties could greatly enhance the liquidity and financial position of the Company.  It is not possible to predict the future price of minerals and the ultimate economic liability of our projects.

The direct capital requirements of the Company during the third and fourth quarter of 2007 are its general and administrative costs, its one half of a $1,000,000 letter of credit to Sutter (see note 12 above), development of the Company’s interest in recently acquired oil and gas properties, the development of the real estate properties, a stock buyback program, one time cash dividend and the purchase of various assets and potential acquisitions.

Lucky Jack Molybdenum Property

As a result of the Exploration, Development and Mine Operating agreement entered into on April 3, 2007 with Kobex, it is not anticipated that the Company will have to expend its capital resources on the Lucky Jack project during the balance of 2007.  Budgeted cash outlays by the Company and USE to fund operations at Lucky Jack are reimbursed by Kobex.  At June 30, 2007, Kobex owed USECC $631,200.  Kobex has paid all the amounts due to the Company and USE within 30 days of being invoiced and is current on its obligations to the Company and USE.  There have been no billing or operation disputes between Kobex and the Company and USE.

Sutter Gold Mining Inc.  Properties

The Company and USE have agreed to provide Sutter with a $1,000,000 credit facility at 12% interest for a term of two years.  The credit facility will be able to be drawn down over time in $50,000 increments and is repayable at the option of the Company and USE either in cash or common stock of Sutter.  The grant of the line of credit was subject to the approval of the TSX for the issuance of 7,621,868 shares of Sutter’s common stock to repay the Company and USE for an existing $2,025,700 in debt as of December 31, 2006.  Approval of the issuance of the shares was received on May 4, 2007 at which time the credit facility became available to Sutter.  As of June 30, 2007, management of the Company does not anticipate extending any further credit to Sutter other than its one half of this $1,000,000 line of credit.  To fund its additional development and capital infrastructure commitments, Sutter will have to locate an industry partner, sell a portion or all of its position in the gold properties or seek equity or commercial financing.

Real Estate

On January 8, 2007, the Company and USE, through their wholly owned limited liability company, Remington Village, LLC (“Remington”), signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming for $1,268,800.  The Company and USE closed on the property on May 10, 2007.  The Company also signed a Development Agreement with P.E.G. Development, LLC to assist in the evaluation of the property and to obtain the entitlements, engineering and architecture necessary to construct multifamily housing on the property.  The cost to obtain entitlements, engineering and architecture is estimated to be approximately $698,000.  Total land purchase and construction costs is estimated to be $26.1 million.  At June 30, 2007, the board of directors of the Company had authorized the expenditure of up to $3,889,000 for the purchase of the land, payment of the entitlements and the commencement of site work.  All of the assets relating to Remington are owned by USECC which is not consolidated into the Company financials but carried as an investment in an affiliate.  The Company is responsible for one half of all expenditures on the Remington development.

The Company and USE are currently evaluating opportunities to finance a portion of the development of the multifamily housing project which include commercial construction loans and industry partners.  As of the filing of this report, no final determination on the actual construction financing terms had been made.  In the event that the Company and USE develop the multifamily property currently under evaluation, and finances the construction through commercial banking, it is anticipated that the Company and USE will be required to put up $7,600,000 in equity and may be required to put up to an additional $4,725,000 as a deposit with the commercial bank.  The deposit of $4,725,000 would be held as collateral but would earn interest at the same rate as the Company and USE receive on their Treasury Bills.  It is expected that construction financing in the amount of $18,500,000 will be obtained in the third quarter of 2007 and that the project will be completed within 18 months of inception.

Reclamation Costs

At the close of the sale of the uranium properties to Uranium One, all asset retirement obligations relating to those assets were transferred to Uranium One.  With the relief of those obligations, the Company only has obligations relating to the Lucky Jack properties.

The asset retirement obligation for the Lucky Jack molybdenum property at June 30, 2007 is $53,000.  It is not anticipated that this reclamation work will occur in the near term.

Other

The employees of the Company and USE are not given raises on a regular basis.  In consideration of this and in appreciation of their work, the board of directors from time to time has accepted the recommendation of the Compensation Committee to grant a bonus to employees and directors when major transactions are closed.

The Company and USE purchased a used airplane in August 2007 to replace its current corporate airplane.  The cost of the airplane, with refurbishments, was approximately $5.3 million.  The corporate airplane that the Company and USE used previously is for sale and is anticipated to sell for between $1.2 and $1.5 million.  The Company is responsible for one half of the purchase price of the recently acquired airplane and will receive one half of the proceeds from the sale of the old airplane.  The airplanes are not reflected on the balance sheet of the Company as they are recorded on the non-consolidated financial statements of USECC and shown as the Company’s investment in an affiliate.

The Company and USE are evaluating several mineral projects in which it may invest.  Additionally, the Company and USE are researching several other opportunities to deploy its capital outside of the minerals business.  At June 30, 2007 none of these acquisition targets had advanced past the research stage.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company's contractual obligation from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies

Investments

Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method.  The Company’s investment in SGMI and USECC are accounted for using the equity method as they are under the control of USE and its management.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its operating cash and cash equivalents in bank deposit accounts which exceed federally insured limits.  The Company invests its non operating cash in Federal Treasury Bills.  At June 30, 2007, the Company had its cash and cash equivalents with several financial institutions.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Fair Value of Financial Instruments

The carrying amount of cash equivalents and other current assets approximates fair value because of the short term nature of those instruments.  It is not practicable to determine the fair value of debt to USE carried at $3,250,800 and $13,277,200 at June 30, 2007 and December 31, 2006, respectively.

Stock Based Compensation

On September 2, 2004, the Company's shareholders adopted an Incentive Stock Option Plan ("ISOP") for employees of the Company and USE.  2,000,000 shares of common stock were initially reserved for the ISOP.  At such time as options have been granted to purchase 2,000,000 shares, the number of shares available for issuance under the ISOP will automatically be increased to 20% of the issued and outstanding common shares of the Company.  The Company granted 1.7 million of these ISOP options to various directors, officers and employees on June 10, 2005.  The Company accounts for stock based compensation pursuant to FAS 123(R).  No stock options were granted during the six months ended June 30, 2007.

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

Liabilities Held for Sale - Long lived liabilities that will be sold within one year of the financial statements are classified as current.  At March 31, 2007 and December 31, 2006 the Company believed that its uranium assets in Wyoming, Utah, Colorado and Arizona would be sold within a twelve month period.  All asset retirement obligations as well as any other liability associated with these properties was classified as current Liabilities Held for Sale at December 31, 2006.  The uranium assets were in fact sold on April 30, 2007.

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

At June 30, 2007, the Company held 853,803 shares of Uranium One common stock.  These shares were subject to market changes but were sold in July of 2007, eliminating the risk.

Our cash equivalents and Government Treasury Bills are exposed to financial market risk, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on these investment securities because of their short-term duration. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

ITEM 4.  Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal controls that occurred during the periods covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Except for matters involving water rights, the Company is not a party to any pending legal proceeding.  Sutter is defending a quiet title action, to which the Company is not a party.

Water Rights Litigation –Lucky Jack Molybdenum Property

Prior to the transfer of the Lucky Jack molybdenum property (formerly the Mount Emmons property) from Phelps Dodge Corporation (“PD”) and Mount Emmons Mining Company (“MEMCO”) to the Company and USE on February 28, 2006, MEMCO filed a number of Statements of Opposition in the Water Court, Water Division No. 4, State of Colorado to protect its existing water rights against applications filed by other parties seeking to appropriate or change water rights or perfect conditional water rights.  Subsequent to transfer of the mine property, Motions for Substitution of Parties (from MEMCO to the Company) were filed and approved by the Water Court.  These cases are as follows:

1.
Concerning the Application for Water Rights of Virgil and Lee Spann Ranches, Inc., Case No. 03CW033, 03CW034, 03CW035, 03CW036 and 03CW037.  These related cases involve the Spann Ranches, Inc.’s Water Court applications to change the point of diversion through alternative points for the purpose of rotating a portion of their senior water rights between ditches to maximize beneficial use in the event of a major downstream senior call.  MEMCO filed Statements of Opposition to ensure that the final decrees to be issued by the Water Court contain terms and conditions sufficient to protect MEMCO’s water rights from material injury.  These cases are pending, the Company and USE awaiting proposed decrees from Applicant Spann Ranches, Inc. for consideration.

2.
Concerning the Application for Water Rights of the Town of Crested Butte, Case No. 02CW63.  This case involves an application filed by the Town of Crested Butte to provide for an alternative point of diversion.  MEMCO filed a Statement of Opposition to ensure that the final decree to be issued by the Water Court contains terms and conditions sufficient to protect MEMCO’s water rights from material injury.  The Town of Crested Butte and USECC have reached a settlement and signed a Stipulation to protect USECC’s water rights pursuant to a proposed final decree.  This Stipulation has been signed by the Water Referee and has been submitted to the Water Court for its approval.

3.
Concerning the Application of the United States of America in the Gunnison River, Gunnison County, Case No. 99CW267.  This case involves an application filed by the United States of America to appropriate 0.033 cubic feet per second of water for wildlife use and for incidental irrigation of riparian vegetation at the Mt. Emmons Iron Bog Spring, located in the vicinity of the Lucky Jack property.  MEMCO filed a Statement of Opposition to protect proposed mining operations against any adverse impacts by the water requirements of the Iron Bog on such operations.  This case is pending while the parties attempt to reach a settlement on the proposed decree terms and conditions.

4.
Concerning the Application for Water Rights of the United States of America for Quantification of Reserved Right for Black Canyon of Gunnison National Park, Case No. 01CW05.  This case involves an application filed by the United States of America to make absolute conditional water rights claimed in the Gunnison River in relation to the Black Canyon of the Gunnison National Park for, and to quantify in-stream flows for the protection and reproduction of fish and to preserve the recreational, scenic and aesthetic conditions.  MEMCO and over 350 other parties filed Statements of Opposition to protect their existing water rights.  On August 3, 2007, the Parties signed a Stipulation recognizing USECC and most other Opposers position is that the flows claimed by the United States should be subordinated to the historical operations of the federally owned and operated Aspinall Unit, and are subject to the provisions contained in the Aspinall Unit Subordination Agreement between the federal government and water districts which protect junior water users in the Upper Gunnison River Basin.  This Stipulation has been submitted to the Water Court for approval.  Although future Water Court proceedings in this case will involve quantification of the in-stream flows claimed the United States of America for the Black Canyon Park, USECC’s water rights will be protected.

Quiet Title Litigation – Sutter Gold Mining Inc.

In 2004, USECC Gold Limited Liability Company (a predecessor of Sutter) as plaintiff filed an action (USECC Gold Limited Liability Company vs. Nevada-Wabash Mining Company, et al, Case No. 04CV3419 in Superior Court of California, County of Amador) seeking to quiet title as vested in plaintiff to two patented mining claims at the Sutter Gold project.  All but one of the approximately 54 defendants (dissolved private corporations and other entities, their stockholders and/or estates of deceased stockholders) has defaulted.  Plaintiff and the remaining defendant have had settlement discussions; if a settlement is not obtained, a trial will be scheduled.

Sutter is confident that plaintiff would prevail on the merits in the event of trial.  The subject property includes a portion of the existing decline prior to intercepting the mineralized resource at the Sutter Gold project.  The remaining defendant claims a one-fifth interest in one of the two patented mining claims.  If settlement discussions are not successful, and if plaintiff does not prevail at trial, defendant may be entitled to seek remedies related to the property, possibly including filing a partition action.  The outcome of such post-trial proceedings (if commenced by defendant following an outcome adverse to plaintiff at trial) after filing a petition action cannot be predicted, but management does not expect any outcome to ultimately adversely affect Sutter’s plan of operations or financial condition.

ITEM 1A. Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.  The reader should also consider risk factors discussed in our annual report for the year ended December 31, 2006 filed on Form 10-K.

Market risk represents the risk of loss that may impact the operating results, financial position, or liquidity of the Company due to adverse changes in market prices and rates. The Company currently has no production from its mineral properties and has either sold, or joint ventured the balance of the mineral properties.  As a result the risk of loss due to a decline in the mineral market prices is minimal.

The Company is entering into the multifamily housing business which has risks associated with it relating to a decline in available renters for the properties and fluctuations in the local real estate market.  As the multifamily housing unit has not yet been built, and a down turn in the real estate market in Gillette, Wyoming is not foreseen, management believes that the risk during the construction and initial occupation phase of the project will not have a material impact on the Company’s financial statements.

We may be classified as an inadvertent investment company.  We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the federal Investment Company Act of 1940, a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items).

As a result of the April 30, 2007 sale of our uranium assets to Uranium One, we received investment securities (our stock in Uranium One) with a value in excess of 40% of the value of our total assets.

An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act.  One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company (as a “transient investment company”) a grace period of one year from the date of classification (in our case, April 30, 2008), to seek to comply with the 40% limit, or with any other available exclusion. Accordingly, we are taking actions to comply with this 40% limit from the present time through April 30, 2008. These actions may include liquidating investment securities as necessary to stay within the 40% limit.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit through April 30, 2010. In any event, we would not intend to become an intentional investment company (i.e. engaging in investment and trading activities in investment securities), even after April 30, 2010.

Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive, and we would be very constrained in the kind of business we could do as a registered investment company.

ITEM 2.  Changes in Securities and Use of Proceeds

During the six months ended June 30, 2007, the Company did not issue any unregistered securities.

ITEM 3.  Defaults upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed four reports on Form 8-K for the quarter ended June 30, 2007. The events reported were as follows:

	1.	The report filed on April 9, 2007, under Item 1.01 referenced the formal Exploration, Development and Mine Operating Agreement with Kobex Resources Ltd.

2.
The report filed on May 4, 2007, under Items 2.01, 9.01, 5.01 and 8.01 referenced the sale of uranium assets to sxr Uranium One Inc. including Pro Forma Financial Information, the approval of Compensation Committee recommendations and tax obligation.

	3.	The report filed on June 4, 2007, under Item 8.01 referenced the TSX-V approval of the Exploration, Development and Mine Operating Agreement with Kobex Resources Ltd.

	4.	The report filed on June 27, 2007 under Item 8.01 referenced the Credit Facility for Sutter Gold Mining Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRESTED CORP.
(Company)

Date: August 16, 2007	By:	/s/Harold F. Herron
HAROLD F. HERRON,
Co-Chairman and President

Date: August 16, 2007	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer