Form 10-Q
period 2007-09-30
CRESTED CORP
filed 2007-11-14
CIK 25657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2007 or

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

YES  ☐                      NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at November 13, 2007
Common stock, $.001 par value	17,382,704

CRESTED CORP.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Balance Sheets
	September 30, 2007 and December 31, 2006 (Unaudited)	4-5

	Statements of Operations (Unaudited)
	Three and Nine Months Ended September 30, 2007 and 2006	6

	Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2007 and 2006	7-8

	Notes to Financial Statements (Unaudited)	9-17

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	18-27

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	28-29

ITEM 1A.	Risk Factors	29-32

ITEM 2.	Changes in Securities and Use of Proceeds	32

ITEM 3.	Defaults upon Senior Securities	32

ITEM 4.	Submission of Matters to a Vote of Security Holders	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits and Reports on Form 8-K	33

	Signatures	34

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CRESTED CORP.
BALANCE SHEETS
ASSETS
(Unaudited)

	September 30,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$140,100	$3,236,600
Marketable securities
Held to maturity - treasury bills	20,358,600	--
Available for sale	180,700	--
Accounts receivable
Current receivable from affiliate	198,200	--
Dissolution of subsidiaries	24,000	--
Reimbursement of costs	--	72,200
Deferred tax asset	126,800	7,442,500
	21,028,400	10,751,300

INVESTMENT IN AFFILIATE	12,412,600	4,280,400

DEFERRED TAX ASSET	304,700	91,300
	$33,745,700	$15,123,000

The accompanying notes are an integral part of htese statements.

CRESTED CORP.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)

	September 30,	December 31,
	2007	2006
CURRENT LIABILITIES:
Current debt to affiliate	$--	$13,277,200
Liabilities held for sale	--	1,204,900
Income taxes payable	1,840,600	--
Other current liabilities	92,400	--
	1,933,000	14,482,100

COMMITMENT TO FUND EQUITY INVESTEES	215,600	215,600

ASSET RETIREMENT OBLIGATION	54,000	51,000

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.001 par value
15,000 shares issued, forfeitable until earned	10,100	10,100

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value;
100,000 shares authorized none issued or outstanding	--	--
Common stock, $.001 par value; 100,000,000 shares
authorized; 17,367,704 and 17,167,704
shares issued and outstanding, respectively	17,400	17,200
Additional paid-in capital	12,186,200	11,844,400
Unrealized loss	(126,100)	--
Retained earnings (accumulated deficit)	19,455,500	(11,497,400)
	31,533,000	364,200
	$33,745,700	$15,123,000

The accompanying notes are an integral part of htese statements.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUES:	$--	$--	$--	$--

COSTS AND EXPENSES:
Accretion of asset retirement obligation	2,000	49,300	3,100	149,100
General and administrative	36,100	198,800	304,600	348,200
	38,100	248,100	307,700	497,300
LOSS FROM CONTINUING OPERATIONS	(38,100)	(248,100)	(307,700)	(497,300)

OTHER INCOME AND (EXPENSES):
Interest	371,500	11,300	554,800	12,200
Dividends	--	27,000	--	27,000
Loss on sale of marketable securities	(1,080,200)	(270,800)	(4,498,800)	(324,300)
Loss on exchange of Enterra Acquisition shares	--	--	--	(1,354,200)
Loss on valuation of derivatives	--	--	--	(223,600)
Dissolution of investments	148,200	--	148,200	--
Gain on sale of investment	--	3,794,800	--	3,794,800
Litigation settlement	--	(3,500,000)	--	(3,500,000)
Gain on sale of uranium assets	--	--	55,905,400	--
Gain (loss) on sale of assets	(115,900)	--	284,100	--
Gain (loss) on foreign exchange	(36,600)	--	214,700	--
	(713,000)	62,300	52,608,400	(1,568,100)

INCOME (LOSS) BEFORE EQUITY LOSS,
AND INCOME TAXES	(751,100)	(185,800)	52,300,700	(2,065,400)

EQUITY IN LOSS OF AFFILIATE	(789,500)	(2,311,900)	(4,517,000)	(2,656,200)

INCOME (LOSS) BEFORE
INCOME TAXES	(1,540,600)	(2,497,700)	47,783,700	(4,721,600)

INCOME TAXES:
Current provision for	743,500	--	(9,660,600)	--
Deferred provision for	267,400	--	(7,170,200)	--
	1,010,900	--	(16,830,800)	--

NET INCOME (LOSS)	$(529,700)	$(2,497,700)	$30,952,900	$(4,721,600)

PER SHARE DATA
NET INCOME (LOSS) PER SHARE, BASIC	$(0.03)	$(0.15)	$1.80	$(0.28)

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.03)	$(0.15)	$1.74	$(0.28)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,295,965	17,149,298	17,210,927	17,149,298

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	17,295,965	17,149,298	17,743,107	17,149,298

The accompanying notes are an integral part of htese statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,952,900	$(4,721,600)
Adjustments to reconcile net income (loss) to net cash
used in by operating activities:
Equity in loss of affiliate	4,517,000	2,656,200
Loss on exchange of Enterra units	--	1,354,200
Loss on sale of marketable securities	4,498,800	324,300
Proceeds from sale of trading securities	--	--
Gain on sale of assets	(284,100)	--
Gain on sale of assets to sxr	(55,905,400)	--
Gain on foreign exchange rates	(214,700)	--
Noncash interest income	(358,600)	--
Provision for income taxes	7,170,000	--
Income taxes payable	1,812,900	--
Gain on sale of Pinnacle Gas	--	(3,794,800)
Noncash compensation	169,500	195,800
Change in valuation of derivatives	--	223,600
Accretion of asset retirement obligation	2,100	149,100
Change in accounts receivable	48,200	--
Net changes in assets and liabilities	--	(27,800)
NET CASH USED IN OPERATING ACTIVITIES	(7,591,400)	(3,641,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	45,362,000	2,991,000
Proceeds from the sale of assets	25,000	4,830,000
Investment in affiliate	(12,030,200)	(3,071,300)
Investment in treasury bills	(20,000,000)	--
NET PROVIDED BY INVESTING ACTIVITIES	13,356,800	4,749,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	342,000	--
Income tax benefit from stock option exercise	27,700	--
Net activity on debt to affiliate	(9,231,600)	3,317,800
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	(8,861,900)	3,317,800

NET INCREASE IN
CASH AND CASH EQUIVALENTS	(3,096,500)	4,426,500

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	3,236,600	95,100

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$140,100	$4,521,600

The accompanying notes are an integral part of htese statements.

CRESTED CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For nine months ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--

Income tax paid	$7,820,000	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of Enterra Acquisition Shares for
Enterra Trust Units	$--	$3,315,300

Unrealized loss/gain	$126,100	$--

The accompanying notes are an integral part of htese statements.

CRESTED CORP.

Notes to Financial Statments (Unaudited)

1)      Basis of Presentation

The Balance Sheet as of September 30, 2007, the Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 have been prepared by the Company without audit.  The Balance Sheet at December 31, 2006, was derived from financial statements audited by Moss Adams LLP, independent public accountants, as indicated in their report for the year ended December 31, 2006 (not included).  In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company's December 31, 2006 Form 10-K.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

2)      Recent Accounting Pronouncements

FIN 48   In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Balance Sheets.  The adoption of FIN 48 has no significant impact on the financial statements of the Company at September 30, 2007.

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

CRESTED CORP.

Notes to Financial Statments (Unaudited)
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

At September 30, 2007, the Company owned held to maturity and available for sale securities.

			Unrealized
	Cost	Value	Gain/(Loss)

Held to maturity - treasury bills		$20,358,600

Available for sale securities
Kobex shares	$375,000	$180,700	$(194,300)

4)      Debt

As of September 30, 2007 the Company had no term debt as a result of the payment of the entire amount due USE during the quarter ended September 2007.

CRESTED CORP.

Notes to Financial Statments (Unaudited)
(Continued)

5)      Other Comprehensive Income (Loss)

Unrealized gains and losses on investments are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheets under Shareholders’ equity.  The following table illustrates the effect on net income (loss) if the Company had recognized comprehensive income:

	Nine months ending September 30,
	2007	2006
Net gain/(loss)	$30,952,900	$(4,721,600)

Comprehensive loss from the
unrealized loss on marketable securities	(194,300)	--

Deferred income taxes on
marketable securities	68,200	--

Comprehensive gain/(loss)	$30,826,800	$(4,721,600)

6)      Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".  Basic earnings per common share is based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive.  Potential common shares relating to employee options are excluded from the computation of diluted (loss) per share, because they are anti-dilutive.

7)      Stock Based Compensation

The Company's management adopted an Incentive Stock Option Plan (“ISOP”), which was approved by the Company’s shareholders on September 2, 2004.  2,000,000 shares of common stock are reserved for grant under the ISOP.  The number of shares so reserved will be automatically increased to equal 20% of the Company’s issued and outstanding shares of common stock.  As of September 30, 2007 a total of 1,700,000 options under the ISOP had been issued to officers and employees of the Company and USE and directors of USE.  These options were issued on June 10, 2005, have an exercise price of $1.71 per share and expire on June 9, 2015.  The estate of a former officer and director exercised 200,000 options, which represents 100% of the options available to it, during the quarter ended September 30, 2007.  As a result of the exercise of these options the Company received $342,000.

The Company has adopted the disclosure requirements of SFAS No. 123(R) "Accounting for Stock - Based Compensation - Transition and Disclosure".  No stock-based employee compensation cost is reflected in net income during the quarter and nine months ended September 30, 2007.  All options were previously fully vested.

CRESTED CORP.

Notes to Financial Statments (Unaudited)
(Continued)

8)      Income Taxes

The income tax provision differs from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Consolidated book income before income tax	$(1,540,600)	$47,783,700
Prior year true-up and rate change	$(203,000)	$(203,000)
Permanent differences	$212,800	$7,400
Taxable income before temporary differences	$(1,530,800)	$47,588,100

Expected federal income tax expense (benefit)35%	$(535,800)	$16,655,800

Deferred income tax expense (benefit)	$(267,300)	$7,170,200
Current expense (benefit)	(268,500)	$9,485,600
Total federal income tax expense (benefit)	(535,800)	$16,655,800
Current state income tax expense net of
federal tax benefit	(475,000)	175,000
Total provision (benefit)	$(1,010,800)	$16,830,800

Current taxes payable at September 30, 2007 are comprised of $1,835,600 of federal income taxes and $5,000 of state income taxes.  This results in a current taxes payable of $1,840,600 at September 30, 2007.  There were no current taxes payable at December 31, 2006.

The components of deferred taxes as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
Deferred tax assets:
Deferred compensation	$181,400	$81,000
Accrued reclamation	18,900	439,600
Allowances for bad debts		-
Tax basis in excess of book	104,400	-
Net operating loss carry forwards		6,976,600
Tax credits (AMT credit carryover)		44,200
Non-deductible reserves and other	126,800
Total deferred tax assets	431,500	7,541,400

Deferred tax liabilities:

Book basis in excess of tax basis
Accrued reclamation
Non-deductible reserves and other		7,600
Total deferred tax liabilities	0	7,600

Net deferred tax assets	431,500	7,533,800
Valuation allowance
Net deferred tax assets	$431,500	$7,533,800

CRESTED CORP.

Notes to Financial Statments (Unaudited)
(Continued)

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No valuation allowance is provided at September 30, 2007 and December 31, 2006 as the Company believes that it is more likely than not that the deferred tax assets will be utilized.

During the nine months ended September 30, 2007, net current deferred tax assets decreased by $7,315,700 and net non-current deferred tax assets increased by $213,400.  The total net change in deferred tax assets was a decrease of $7,102,300. The Company also recognized other comprehensive income of $67,900 resulting from the tax benefit related to the mark to market of assets held for resale. Accordingly, the total deferred income tax expense for the nine months ended September 30, 2007 was $7,170,200. The decrease in net deferred tax assets was largely the result of the utilization of net operating losses and the relief of accrued reclamation liabilities resulting from the Uranium One sale.

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Company identified and evaluated any potential uncertain tax positions.  The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at September 30, 2007 or December 31, 2006.

The Internal Revenue Service has audited, and closed, the tax years for the Company through the year ended May 31, 2000.

9)      Sale of Marketable Securities

During the nine months ended September 30, 2007, the Company sold (to a Canadian financial institution) 3,303,802 shares of sxr Uranium One (“Uranium One”) for net proceeds (after commission and bulk sale discount) of $45,362,000.    The Company recorded a loss of $4,498,800 on the sale of the Uranium One shares.

The Company, through its joint venture with USE, the USECC Joint Venture (“USECC”), also sold 1,500,000 shares of UPC during the nine months ended September 30, 2007.  USECC received $1,542,400 in net cash proceeds and recorded a net gain of $774,700 on the sale of the UPC shares.  The Company recorded this income as part of the equity loss it recognized from USECC for the nine months ended September 30, 2007.

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

CRESTED CORP.

Notes to Financial Statments (Unaudited)
(Continued)

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2006	$51,000
Revaluation of liability	900
Accretion Expense	2,100
Balance September 30, 2007	$54,000

11)    Merger Agreement

On January 23, 2007, the Company and USE entered into a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of the Company (approximately 29.1% is not owned by USE at the time of the acquisition proposal which has changed to 29.9% as of the date of this report due to the exercise by the estate of a former officer and director of 200,000 options previously issued by the Company) and the subsequent merger of the Company into USE.  The merger agreement was approved by all directors of both companies.  The exchange ratio of 2 of the Company’s shares for one share of USE was negotiated between the special committees of independent directors of both companies, and approved by the full boards of both companies on December 20, 2006.

For detailed information, please see the Form 8-K filed on January 24, 2007 and Form S-4 filed with the Securities and Exchange Commission.  The proxy statement/prospectus was mailed to all of the Company’s shareholders of record as of October 10, 2007, and a special meeting of the Company’s shareholders to vote on the proposed merger of Company into USE is set for November 26, 2007. USE has agreed to vote the shares of the Company it owns with the majority of the minority of the Company shareholders.  Officers and directors of the Company and USE have agreed to vote in favor of the merger.

Management believes that the merger of the Company into USE will enhance shareholder value due to consolidation of assets, simplification of reporting requirements and the application of all resources to one company.  It is anticipated that the merger will occur during the fourth quarter 2007.

12)    Real Estate Investment

On May 10, 2007, the Company and USE through their subsidiary, Remington Village, LLC (“Remington”) acquired approximately 10.15 acres of land located in Gillette, Wyoming for a purchase price of $1,247,700.  The Company and USE have now also successfully obtained entitlements and permits necessary to construct a 216 unit multifamily housing complex on the property.  The Boards of Directors of the Company and USE have approved an equity investment in the property of $7.5 million.  As of September 30, 2007, the Company planned to hold this development as a rental property.  Through September 30, 2007 a total of $6.6 million had been expended on the acquisition of the land and construction of the project.  Construction costs to completion are budgeted to be $26,011,000.

On August 31, 2007 the Company and USE obtained construction financing from a commercial bank in the amount of $18.5 million.  The construction loan matures on March 1, 2009, bears interest at 2.25% over 30 day LIBOR and required a 0.75% origination fee.  The Company and USE can make a one time extension election under the terms of the promissory note to extend the due date to September 1, 2009.  Collateral for the promissory note is the Remington property, a guarantee by the Company and USE and a deposit of an additional $4.7 million with the commercial bank, held in an interest bearing account that is to be released to the Company, upon obtaining permanent financing.

CRESTED CORP.

Notes to Financial Statments (Unaudited)
(Continued)

The equity contribution by the Company and USE for the construction loan is $7.5 million or approximately 29% of the total build cost.  At the closing of the construction financing the Company and USE received an equity credit on the property for previously paid costs of $3.0 million and was required to place $4.5 million in escrow with the commercial bank.  At September 30, 2007, a total of $981,700 had been drawn from this account.  During September 2007, USECC had $3,129,400 recorded as an accounts payable relating to the construction of Remington.  Pursuant to the terms of the USECC Joint Venture, the Company will participate and be responsible for one half of the expenditures and loan commitments relating to the construction and operation of Remington.  Likewise the Company will receive half of the revenues and cash flows through its participation in USECC.

Our real estate investment in multi-family housing is subject to market changes in the housing industry as well as market prices for natural gas and coal.  As the multi-family housing project currently under construction is not yet complete, an assessment of the significance of the market risk for rental properties and minerals cannot be assessed at September 30, 2007.  It is projected that the property will begin to be occupied during the first quarter of 2008 and completed during the fourth quarter of 2008.  At that time, the market risk for rental properties as well as the forecast for natural gas and coal production will be analyzed to determine if there will be an impact on the value of the constructed multi-family housing.

13)    Sutter Gold Mining, Inc.

On March 14, 2007, Sutter reached a Settlement Agreement with the Company, USE and USECC concerning: 1) an accumulated debt obligation by Sutter of approximately $2,025,700 at December 31, 2006 for expenditures made by USECC on behalf of Sutter was settled by Sutter issuing to the Company and USE 7,621,867 shares of  Sutter common stock to the Company and USE, one half to each and 2) a Contingent Stock Purchase Warrant between Sutter, the Company and USE settled by Sutter issuing a 5% net profits interest royalty to the Company and USE (reducing to 1% after $4.6 million has been paid under the 5% NPIR).  In addition, the Company and USE, through USECC, agreed to provide a $1 million line of credit ($500,000 each) to Sutter at 12% annual interest, drawable and repayable at any time in tranches of $50,000 or more by Sutter.  At September 30, 2007 Sutter had borrowed $363,500 under the line of credit.  The line of credit is collateralized by Sutter’s California properties.  The Company and USE have the sole option to have Sutter repay the debt in cash or Sutter stock at a 10% discount to the 10 day Volume Weighted Average Price (“VWAP”) before payment.  Prepayment without penalty is allowed.  Terms of the credit agreement were negotiated and approved by the independent directors of Sutter, the Company and USE.

14)    Uranium One Asset Purchase Agreement Closing

On April 30, 2007, the Company and USE and certain of their private subsidiary companies, completed the sale of their uranium assets by closing the February 22, 2007 Asset Purchase Agreement (the “APA”) with Uranium One Inc. (“Uranium One,” Toronto Stock Exchange “UUU”, and certain of its private subsidiary companies.  Also, please see Note 9 above concerning proceeds from sale of Uranium One stock as of September 30, 2007.

CRESTED CORP.

Notes to Financial Statments (Unaudited)
(Continued)

The net gain on the sale of the uranium assets to sxr Uranium One is as follows:

Revenues from sale of assets to Uranium One
Release of refundable deposit	$375,000
Relief from Asset Retirement Obligations	3,729,200
sxr Uranium One purchase of UPC position	2,510,500
Reimbursable Costs	792,600
Receipt of Uranium One common stock	49,700,300

57,107,600

Cost of sale of assets to Uranium One

Reimbursable Costs	1,200,500
Pro-ration of property taxes	1,700

1,202,200

Net gain before income taxes	55,905,400

Provision for income taxes	21,395,400

Net gain on sale of assets to Uranium One	$34,510,000

15)    Payment of Cash Bonus and Related Matters

On May 2, 2007, the Company and USE, with the approval of their boards of directors and upon the recommendation of the compensation committee of the USE board of directors (independent directors), paid a $4,887,000 gross cash bonus to all employees for extraordinary service related to the April 30, 2007 sale of the uranium assets to Uranium One.

Also on May 2, 2007, USE, with the approval of its board of directors and upon the recommendation of the compensation committee, paid a total of $649,500 in taxes owed by officers and employees, upon the proposed release to them on May 2, 2007 by USE, of a total of 177,600 forfeitable shares of common stock of U.S. Energy Corp., and 2,460 dividend shares, for a total proposed release of 180,060 shares.  USE also reimbursed the estate of John L. Larsen for $213,800 of taxes recently paid by the estate upon release of forfeitable shares to the estate following Mr. Larsen’s passing in September 2006; and reimbursed Daniel P. Svilar $162,300 for taxes he paid following release of forfeitable shares to him upon his retirement in January 2007.  These matters were ratified by the shareholders of USE at the June 22, 2007 annual meeting and the shares have been released.  The Company shares in the expenses of all USE employees on a 50-50 basis and therefore is responsible for one half of these expenses.

The Company's portion of the bonus and taxes paid to and for the benefit of the officers, employees and the John L. Larsen estate were $4,443,500, $324,800 and $81,000, respectively.

CRESTED CORP.

Notes to Financial Statments (Unaudited)
(Continued)

16)    Lucky Jack Molybdenum Property – Kobex Resources Ltd.

On April 3, 2007, the Company, USE and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), signed a formal Exploration, Development and Mine Operating Agreement for the permitting, development and production of the Mt. Emmons “Lucky Jack” Molybdenum Property.  The agreement grants Kobex the exclusive option to acquire up to a 50% undivided interest in patented and unpatented claims located near Crested Butte, Colorado, which are held by the Company and USE, for $50 million.  The $50 million to be spent will be for all Project-related expenditures, the cost for a bankable feasibility study, and option payments to the Company and USE.  The balance between money spent on expenditures and option payments, if any, and $50 million, will be paid to the Company and USE in cash.  At September 30, 2007 Kobex had expended a total of $5,435,300 on the Lucky Jack Project.  During the nine months ended September 30, 2007 the Company and USE had invoiced Kobex $2,356,100 for costs it had paid on the property during that period.  Kobex had reimbursed the Company and USE $1,652,000 of these costs  at September 30, 2007 and paid an additional $602,000 during October 2007.

Kobex also delivered 285,632 shares of its common stock valued at $750,000 pursuant to the Exploration, Development and Mine Operating Agreement.  During the quarter ended September 30, 2007, Kobex paid a finders fee of $463,800 to the party who made the introduction of Kobex to the Company and USE on the Lucky Jack project.  The Company and USE agreed to pay one half of the finders fee in five equal installments of $46,375 in either cash or common stock of Kobex.  USE made the first installment during the quarter ended September 30, 2007 by surrendering to Kobex 17,700 of its common shares previously delivered to USE.  The next installment will be due on March 9, 2008 and each year thereafter until March 9, 2011.  The Company is liable for one half of the payments made to Kobex.

On August 7, 2007, the Town of Crested Butte issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium.  Company management believes that the Lucky Jack Project should not be affected by this moratorium and they are continuing all ongoing activities while reviewing and evaluating the matter.  The Company, USE, and Kobex intend to work with the Town to proceed with necessary rehabilitation activities, in a manner which will be consistent with Ordinance 23 and other applicable rules, regulations, and statutes.  However, the timing of expected revisions to the Watershed Protection District Ordinance, and the nature of such revisions, are not predicted.  As a result, it is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property.

17)    Subsequent Event

On October 25, 2007 USE sold its commercial real estate operations in southern Utah to Uranium One for $2.7 million and recognized approximately $840,000 in profit from the sale.  The Company is entitled to 50% of the net cash flows from the sale of the property as a result of a 50-50 cash flow sharing agreement between the Company and USE on the property.  After the sale of these properties the Company and USE have no further holdings of real estate or commercial operations in Utah.  The Company and USE agreed to indemnify Uranium One on certain title issues not covered by the Title Insurance Policy that may arise in the future until a new lease is signed between the School and Institutional Trust Lands Administration of Utah and Uranium One.

CRESTED CORP.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.  For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2007 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2006.

Forward Looking Statements

This Report on Form 10-Q includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act").  All statements other than statements of historical fact included in this Report are forward looking statements.  In addition, whenever words like "expect", "anticipate” or "believe" are used, we are making forward looking statements.  Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

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

The Company manages its operations through a joint venture, the USECC Joint Venture ("USECC"), with its parent company, U.S. Energy Corp. ("USE").  The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties.  The Company had no production from any of its mineral properties during the three and nine months ended September 30, 2007.

Recent Developments

Sale of Uranium Assets

On April 30, 2007, the Company and USE sold all of their uranium assets, with the exception of a 4% Net Profits Royalty on the Green Mountain uranium property in Wyoming, to sxr Uranium One Inc. (“Uranium One”).  Uranium One is listed on the Toronto Stock Exchange and Johannesburg Stock Exchange under the symbol “UUU”.  At closing, the Company and USE received (a) $1,585,100 in reimbursable costs relating to work performed on the uranium properties, (b) $5,020,900 as a result of Uranium One purchasing the Uranium Power Corp. (“UPC”) position in the properties and (c) 6,607,605 shares of Uranium One common stock valued at the date of closing at $99,400,600.  The Company and USE sold all of Uranium One shares during the second and third quarters of 2007 for which they jointly received $90,724,000.  The Company received $45,362,000 for the sale of its Uranium One shares.  The Company and USE also received the cash and collateral bonds posted for asset retirement obligations relating to the uranium properties sold to Uranium One.

Pursuant to the terms of the Uranium One contract, the Company and USE (one half to each) will also receive $20,000,000 when commercial production begins at the uranium mill the Company sold to Uranium One; $7,500,000 when the first delivery of ore, after commercial production commences, from any of the uranium properties the Company sold to Uranium One; and a production royalty of up to $12,500,000.  The Company and USE also retained a 4% Net Profits Royalty on the Green Mountain uranium property in central Wyoming; this property is owned and operated by Rio Tinto, Inc.

Lucky Jack Molybdenum Property – Kobex Resources Ltd.

On April 3, 2007, the Company, USE and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”) signed a formal Exploration, Development and Mine Operating Agreement for the permitting and development of the Mt. Emmons, “Lucky Jack”, molybdenum property.

Pursuant to the April 3, 2007 agreement, Kobex is required to expend $16,000,000 on the property through December 2010.  On July 6, 2007, Kobex announced its budget for its first year of operations through April of 2008 would be $14,200,000.  Kobex will not own an interest in the Lucky Jack property until it has expended $15,000,000 at which time it will own 15%.  After spending an additional $35,000,000, the ownership interest for Kobex will be 50%.  At the Company and USE’s sole discretion, Kobex also may acquire an additional 15% at the Company and USE’s option after it obtains a 50% interest if certain conditions are met.  As of September 30, 2007 Kobex had expended $5,435,300 since it began participating in the costs of the project.

Historical records filed by predecessor owners of the property with the Bureau of Land Management (“BLM”) in the 1990’s for the application of patented mineral claims, referenced identification of mineral resources of some 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing some 22.5 million tons at a grade of 0.701% MoS2 was also reported.  No assurance can be given that these quantities of MoS2 exist.  The average market price for MoS2 at September 30, 2007 was $31.75 per pound.

On August 7, 2007, the Town of Crested Butte issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium.  Company management believes that the Lucky Jack Project should not be affected by this moratorium and they are continuing all ongoing activities while reviewing and evaluating the matter.  The Company, USE, and Kobex intend to work with the Town to proceed with necessary rehabilitation activities, in a manner which will be consistent with Ordinance 23 and other applicable rules, regulations, and statutes.  However, the timing of expected revisions to the Watershed Protection District Ordinance, and the nature of such revisions, are not predicted.  As a result, it is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property.

Merger Agreement

The boards of directors of the Company and USE have approved a recommendation of the Special Committees of both boards, consisting of outside directors of both companies, to merger the Company into USE.  The exchange ratio is one share of the USE’s common stock for every two shares of the Company.  It is anticipated that the merger will be concluded, if approved by the Company’s shareholders, during the fourth quarter of 2007. (See Note 11 above)

On July 31, 2007, the Company and USE (“Crested”) signed an amendment to the plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of the Company (approximately 29.1% at the time of the acquisition proposal was made which changed to 29.9% as of September 30, 2007 due to the exercise of some the Company options) not owned by USE (approximately 71%), and the subsequent merger of the Company into USE.

The amendment (i) extends the deadline for merger approval to December 31, 2007; and (ii) provides that the Company will pay the income tax which will be owed by each holder of a non-qualified stock option upon exercise thereof, and forfeitable shares, provided that each such holder executes and delivers to USE an agreement (a “lockup agreement”) not to sell (until retirement, death or disability) any of the USE stock they receive in the merger, in exchange for the Company’s stock acquired on exercise of the Company’s non-qualified stock option.

The proxy statement/prospectus was mailed to all the shareholders of the Company of record as of October 10, 2007, and a special meeting of the Crested shareholders to vote on the proposed merger of the Company into USE is set for November 26, 2007.  USE has agreed to vote the shares of the Company it owns with the majority of the minority of the Company shareholders.  Officers and directors of the Company and USE have agreed to vote in favor of the merger.

Remington Village

On May 10, 2007, the Company through USECC’s subsidiary, Remington Village, LLC (“Remington”) acquired approximately 10.15 acres of land located in Gillette, Wyoming. The Company is in the process of constructing 216 multi-family housing units on the property.  Construction costs to completion are budgeted to be $26,011,000.  Under the terms of the USECC Joint Venture, the Company will be responsible for one-half of all development expense.  Remington is recorded on the books of USECC and is not consolidated by the Company.  See Note 12 above.

Mineral Prices

Uranium - The price of uranium concentrates has increased from a five year low of $9.88 per pound in November 2002 to $75 per pound on September 30, 2007 (Ux Weekly).

Gold - The five year low for gold was $310.70 per ounce in October 2002.  The price for gold on September 30, 2007 was $742.80 per ounce (Metal Prices.com).

Molybdenum - The five year low for molybdic oxide was $3.00 per pound in November 2002.  The average price for molybdic oxide was $31.75 per pound on September 30, 2007.  (Metal Prices.com).

Results of Operations

Quarter and Nine Months Ended September 30, 2007 compared with the Quarter and Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007 the Company recorded net income of $30,952,900 and a loss for the quarter then ended of $529,700 or a gain of $1.80 per share basic, $1.74 per share diluted, for the nine months ended September 30, 2007 and a loss of $0.03 for the quarter.  This compares to net losses of $2,497,200 and $4,721,600 and respectively for the three and nine months ended September 30, 2006.  The major change in earnings was as a result of the gain on the sale of the uranium assets to Uranium One (“Uranium One”) from which the Company recorded revenues of $55,905,400 during the nine months ended September 30, 2007.  (Please see note 14 above)  Further, the Company sold all of the shares of  Uranium One that it received as a result of the sale of the uranium asset during the second and third quarter of 2007.  Although the Company recognized a loss on the sale of the Uranium One shares of $4,498,800 it received $45,362,000 in net proceeds from the sale of the Uranium One shares.  Interest revenues increased significantly during the nine and three months ended September 30, 2007 over the comparative periods of the previous year due to the receipt of the cash proceeds from the sale of the uranium assets to Uranium One.

The Company recorded $400,000 in revenues from the sale of assets as a result of the signing of the Exploration, Development and Mine Operating Agreement with Kobex.  Kobex had previously made a refundable deposit of $25,000 that was released as a result of the formal agreement.  Additionally, Kobex made its first contractual payment of $375,000 to the Company by delivering 142,816 shares of its common stock during the three months ended June 30, 2007.  During the quarter ended September 30, 2007 Kobex paid a finders fee of $463,800 to the party who made the introduction of Kobex to the Company and USE on the Lucky Jack project.  The Company and USE agreed to pay one half of the finders fee in five equal installments of $46,375 in either cash or common stock of Kobex.  USE made the first installment during the quarter ended September 30, 2007 by surrendering to Kobex 17,700 of its common shares previously delivered to USE.  The next installment will be due on March 9, 2008 and each year thereafter until March 9, 2011.  The Company recorded an expense of $115,900 during the quarter ended September 30, 2007, which is one half of the total obligation to Kobex.  This expense reduced the revenues received during the nine months for the sale of assets from $400,000 to $284,100.

During the nine months ended September 30, 2006 the Company recognized $3,794,800 from the sale of its interest in its affiliate, Pinnacle Gas Resources, Inc., paid its portion of a litigation settlement relating to the Lucky Jack property to Phelps Dodge of $3,500,000 and recorded a loss from the valuation of derivatives relating to units of Enterra Energy Trust of $223,600.  No similar activity was recorded during the nine months ended September 30, 2007.  During the nine months ended September 30, 2007 the Company and USE dissolved their affiliates Yellowstone Fuels, Inc. (“YSFI”) and Four Nines Gold, Inc. (“FNG”) These dissolutions were effected after a unanimous consent and vote of the YSFI and FNG shareholders.  As a result of the dissolution of these affiliates, the Company recorded revenues of $148,200 as its portion of the dissolution of assets.  Lastly, the Company recorded a foreign currency gain on the sale of the shares of Uranium One of $214,700 and a loss of $36,600 during the nine and three months ended September 30, 2007 respectively.

The other major change to other revenues and expenses during the nine and three months ended September 30, 2007 from those recorded during comparative periods of the prior year are losses on the exchange of and valuation of units of Enterra Energy Trust (“Enterra”) that the Company received for the sale of a subsidiary coal bed methane company.  The Company recorded a total loss from these items of $1,354,200 during the nine months ended September 30, 2006.  No similar losses were recognized during the nine months ended September 30, 2007 as a result of the units of Enterra being sold.

The Company had no operating revenues during the three and nine months ended September 30, 2007 and 2006.  General and Administrative expenses decreased by $43,600 to $304,600 during the nine months ended September 30, 2007 and $36,100 during the quarter then ended.  The reduction of in 2007 is as a result of the expenses relating to the potential merger with USE occurring during 2006. During the nine months ended September 30, 2007, the Company recognized an equity loss of $4,517,000 compared to an equity loss of $2,656,200 for the nine months ended September 30, 2006.  The major component for the increase of $1,860,800 in equity losses during the nine months ended September 30, 2007 was employment related payments made by USE in the form of bonuses to employees, officers and directors for the work they accomplished in closing the sale of uranium assets to Uranium One.  (Please see note 15 above)  The variance between the quarter ended September 30, 2007 as compared to the same period of the prior year was likewise as a result of a bonus paid during the quarter ended September 30, 2006 in the amount of $3,013,000 as a result of the work performed by employees of the Company and USE during the sale of their subsidiary Rocky Mountain Gas Resources Inc.  The Company is responsible for 50% of these expenses pursuant to the terms of the USECC Joint Venture.

Liquidity and Capital Resources

The liquidity position of the Company is the best it has ever been during its forty year history.  At September 30, 2007, the Company had $20,498,700 in cash on hand and Government Treasury Bills.  Current assets at September 30, 2007 were $21,028,400 as compared to current liabilities of $1,933,000.  The Company therefore had working capital at September 30, 2007 of $19,095,400 and a current ratio of 10.9 to 1.

Current liabilities at September 30, 2007 consisted primarily of income taxes payable of $1,840,600.  The debt to USE was paid in full during the nine months ended September 30, 2007 and as of that time USE owed the Company $198,200 for USECC activities paid for by the Company.  The Company has sufficient capital to fund its portion of the operations it and USE participate in jointly and should not need to borrow any additional funds from USE during the balance of 2007.

Cash and cash equivalents decreased by $3,096,500 during the nine months ended September 30, 2007.  Components of this net decrease in cash came from the use of cash in operating activities of $7,591,400, cash provided by investing activities of $13,356,800 and the use of cash in financing activities of $8,861,900.

Operations consumed cash as a result of the payment of income taxes in the amount of $7,820,000 and the payment of ongoing General and Administrative expenses.  These uses of cash in operations were offset by cash receipts relating to the sale of uranium assets to Uranium One and others.

Cash provided by investing activities came primarily as a result of the sale of marketable securities, shares of Uranium One, of $45,362,000.  Offsets to this amount were the investment made in Government Treasury Bills of $20,000,000 an increased investment in USECC of $12,030,200.  Pursuant to FAS 95 the Company’s investment in Government Treasury Bills are considered Marketable Securities as they have maturity dates, from date of purchase, in excess of 90 days.  The Company considers these investments very liquid.  The increased investment in USECC is as a result of USECC’s purchase of a plane, its investment in Remington and ongoing general and administrative costs including the bonus discussed in Note 15.  The net increase in the Company’s investment in USECC, after the recognition of an equity loss of $4,517,000, during the nine months ended September 30, 2007 was $8,132,300.

Cash consumed by financing activities was primarily as a result of the net reduction of debt to USE in the amount of $9,231,600.  An offset to this reduction was $342,000 that the Company received as a result of the estate of a former officer and director exercising an option for the issuance of 200,000 shares of the Company’s common stock.

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

The principal financial benefit to be realized in 2007 and thereafter by the Company (if Kobex meets its contractual obligations) is that Kobex will fund substantially all costs and expenses which otherwise would have to be funded by the Company and USE (including paying for the water treatment plant, obtain necessary permits, and have a bankable feasibility study prepared in advance of mining the property).  In addition to the payment of operating, permitting and development costs, the contract also calls for option payments in the aggregate amount of $3,950,000 payable to the Company and USE over five years payable in either cash or common shares of Kobex.  These option payments began in 2007 and continue through December 2011.  The first payment of $750,000 in Kobex common stock was made on May 23, 2007.

Commercial Bank Line of Credit

The Company and USE have a line of credit with a commercial bank in the amount of $5,000,000.  The full line of credit was available to the Company and USE at the time of this report.  The line of credit has a variable interest rate which is tied to a national market rate.  At the time of signing the line of credit the rate of interest per annum was 7.75%.  The line of credit is available until October 1, 2008 at which time it may be renewed depending on the financial strength and needs of the Company and USE.  The Company and USE have pledged their corporate headquarters and one of their corporate aircraft as collateral for the line of credit.

Cash on Hand

As discussed above, the Company has monetized certain of its assets which have provided significant amounts of cash that will continue to be used to fund general and administrative expenses, and possible exploration and development of new mineral properties as well as further real estate acquisitions and developments.  The Company has invested its cash surplus in interest bearing accounts and U.S. Government Treasury Bills which will provide working capital to fund the Company’s projects.

Other

Due to the current levels of the market prices for gold and molybdenum, management of the Company believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, cash on hand, and the sale of equity or a combination thereof.

Capital Requirements

The Company believes that the current market prices for gold and molybdenum are at levels that warrant further exploration and development of the Company’s mineral properties.  The successful development and production of these properties could enhance the liquidity and financial position of the Company.  It is not possible to predict the future price of minerals and the ultimate economic liability of our projects.

The direct capital requirements of the Company during the third and fourth quarter of 2007 are its general and administrative costs, its one half of a $1,000,000 letter of credit to Sutter (see note 13 above), the development of oil and gas properties should the Company elect to participate in a targeted property with USE, the development of the Remington property and the potential purchase of other assets.

Lucky Jack Molybdenum Property

As a result of the Exploration, Development and Mine Operating agreement entered into on April 3, 2007 with Kobex, it is not anticipated that the Company will have to expend its capital resources on the Lucky Jack project during the balance of 2007.  Budgeted cash outlays by the Company and USE to fund operations at Lucky Jack are reimbursed by Kobex.  At September 30, 2007, Kobex owed USECC $781,500.  Kobex has paid all the amounts due to the Company and USE within 30 days of being invoiced and is current on its obligations to the Company and USE.  There have been no billing or operation disputes between Kobex and the Company and USE.

Sutter Gold Mining Inc.  Properties

The Company and USE have agreed to provide Sutter with a $1,000,000 credit facility at 12% interest for a term of two years.  The credit facility will be able to be drawn down over time in $50,000 increments and is repayable at the option of the Company and USE either in cash or common stock of Sutter.  The grant of the line of credit was subject to the approval of the TSX for the issuance of 7,621,868 shares of Sutter’s common stock to repay the Company and USE for an existing $2,025,700 in debt as of December 31, 2006.  Approval of the issuance of the shares was received on May 4, 2007 at which time the credit facility became available to Sutter.  As of September 30, 2007, the Company and USE had extended $363,500 to Sutter under the credit facility.  The balance under the line of credit to Sutter as of September 30, 2007 was $636,500.  The Company and USE may elect, at their sole option, to receive payment of the line of credit in cash, common stock of Sutter or by the return of the Company’s and USE’s common stock that Sutter owns. Management of the Company and USE do not anticipate extending any further credit to Sutter other than its one half of this $1,000,000 line of credit.  To fund its additional development and capital infrastructure commitments, Sutter will have to locate an industry partner, sell a portion or all of its position in the gold properties or seek equity or commercial financing.

Real Estate

On January 8, 2007, the Company and USE, through their affiliate, Remington Village, LLC (“Remington”), signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming for $1,247,700.  The Company and USE closed on the property on May 10, 2007.  The Company also signed a Development Agreement with P.E.G. Development, LLC to obtain the entitlements and oversee the development of the property.  Total land purchase and construction costs is estimated to be $26.1 million.  All of the assets relating to Remington are owned by USECC which is not consolidated into the Company financials but carried as an investment in an affiliate.  The Company is responsible for one half of all expenditures on the Remington development.

On August 31, 2007 USE obtained construction financing from a commercial bank in the amount of $18.5 million.  The construction loan matures on March 1, 2009, bears interest at 2.25% over 30 day LIBOR and required a 0.75% origination fee.  USE can make a one time extension election under the terms of the promissory note to extend the due date to September 1, 2009.  Collateral for the promissory note is the Remington property, a guarantee by USE and a deposit of an additional $4.7 million with the commercial bank, held in an interest bearing account that is to be released to the Company and USE upon obtaining permanent financing.

The equity contribution by the Company and USE for the construction loan is $7.5 million or approximately 29% of the total build cost.  At the closing of the construction financing the Company and USE received an equity credit on the property for previously paid costs of $3.0 million and was required to place $4.5 million in escrow with the commercial bank.  At September 30, 2007, a total of $981,700 had been drawn from this account.  During September 2007, USECC had $3,129,400 recorded as an accounts payable relating to the construction of Remington.  Pursuant to the terms of the USECC Joint Venture, the Company will participate and be responsible for one half of the expenditures and loan commitments relating to the construction and operation of Remington.  Likewise the Company will receive half of the revenues and cash flows through its participation in USECC.

Reclamation Costs

At the close of the sale of the uranium properties to Uranium One, all asset retirement obligations relating to those assets were transferred to Uranium One.  With the relief of those obligations, the Company only has obligations relating to the Lucky Jack properties.

The Company’s portion of the asset retirement obligation for the Lucky Jack molybdenum property at September 30, 2007 is $54,000.  It is not anticipated that this reclamation work will occur in the near term.

Other

The Company is evaluating several mineral and real estate projects in which it may invest with USE.  Additionally, the Company is researching several other opportunities to deploy its capital outside of the minerals business.  At September 30, 2007 none of these acquisition targets had advanced past the evaluation stage.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company's contractual obligation from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.  During the nine months ended September 30, 2007 the Company retired all outstanding debt to USE.

Critical Accounting Policies

Investments - Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method.  The Company’s investment in SGMI and USECC are accounted for using the equity method as they are under the control of USE and its management.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its operating cash and cash equivalents in bank deposit accounts which exceed federally insured limits.  The Company invests its non operating cash in Federal Treasury Bills.  At September 30, 2007, the Company had its cash and cash equivalents with several financial institutions.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Fair Value of Financial Instruments - The carrying amount of cash equivalents and other current assets approximates fair value because of the short term nature of those instruments.

Stock Based Compensation - On September 2, 2004, the Company's shareholders adopted an Incentive Stock Option Plan ("ISOP") for employees of the Company and USE.  2,000,000 shares of common stock were initially reserved for the ISOP.  At such time as options have been granted to purchase 2,000,000 shares, the number of shares available for issuance under the ISOP will automatically be increased to 20% of the issued and outstanding common shares of the Company.  The Company granted 1.7 million of these ISOP options to various directors, officers and employees on June 10, 2005.  The Company accounts for stock based compensation pursuant to FAS 123(R).  No stock options were granted during the nine months ended September 30, 2007.

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

Our real estate investment in multi-family housing is subject to market changes in the housing industry as well as market prices for natural gas and coal.  As the multi-family housing project currently under construction is not yet complete, an assessment of the significance of the market risk for rental properties and minerals cannot be assessed at September 30, 2007.  It is projected that the property will begin to be occupied during the first quarter of 2008 and completed during the fourth quarter of 2008.  At that time, the market risk for rental properties as well as the forecast for natural gas and coal production will be analyzed to determine if there will be an impact on the value of the constructed multi-family housing.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Material legal proceedings pending at September 30, 2007, and developments in those proceedings from that date to the date this Quarterly Report is filed, are summarized below.  The status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.  Except for matters involving water rights, the Company and USE are not parties to any pending legal proceeding.  SGMI is defending a quite title action to which the Company and Crested are not parties.

Water Rights Litigation – Lucky Jack Molybdenum Property

Prior to the transfer of the Lucky Jack molybdenum property (formerly the Mount Emmons property) from Phelps Dodge Corporation (“PD”) and Mount Emmons Mining Company (“MEMCO”) to the Company on February 28, 2006, MEMCO filed a number of Statements of Opposition in the Water Court, Water Division No. 4, State of Colorado to protect its existing water rights against applications filed by other parties seeking to appropriate or change water rights or perfect conditional water rights.  Subsequent to transfer of the mine property, Motions for Substitution of Parties (from MEMCO to the Company) were filed and approved by the Water Court.  These cases are as follows:

1.
Concerning the Application for Water Rights of Virgil and Lee Spann Ranches, Inc., Case No. 03CW033, 03CW034, 03CW035, 03CW036 and 03CW037.  These related cases involve the Spann Ranches, Inc.’s Water Court applications to change the point of diversion through alternative points for the purpose of rotating a portion of their senior water rights between ditches to maximize beneficial use in the event of a major downstream senior call.  MEMCO filed Statements of Opposition to ensure that the final decrees to be issued by the Water Court contain terms and conditions sufficient to protect MEMCO’s water rights from material injury.  These cases are pending, and the Company and USE are awaiting proposed decrees from Applicant Spann Ranches, Inc. for consideration.

2.
Concerning the Application for Water Rights of the Town of Crested Butte,Case No. 02CW63.  This case involved an application filed by the Town of Crested Butte to provide for an alternative point of diversion.  MEMCO filed a Statement of Opposition to ensure that the final decree to be issued by the Water Court contains terms and conditions sufficient to protect MEMCO’s water rights from material injury.  The Town of Crested Butte and USECC reached a settlement and signed a Stipulation to protect USECC’s water rights pursuant to a proposed final decree.  This Stipulation has been signed by the Water Referee and was approved by the Water Court on September 5, 2007.  This case is now closed.

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

4.
Concerning the Application for Water Rights of the United States of America for Quantification of Reserved Right for Black Canyon of Gunnison National Park, Case No. 01CW05.  This case involves an application filed by the United States of America to make absolute conditional water rights claimed in the Gunnison River in relation to the Black Canyon of the Gunnison National Park for, and to quantify in-stream flows for the protection and reproduction of fish and to preserve the recreational, scenic and aesthetic conditions.  MEMCO and over 350 other parties filed Statements of Opposition to protect their existing water rights.  On August 3, 2007, the Parties signed a Stipulation recognizing USECC and most other Opposers position is that the flows claimed by the United States should be subordinated to the historical operations of the federally owned and operated Aspinall Unit, and are subject to the provisions contained in the Aspinall Unit Subordination Agreement between the federal government and water districts which protect junior water users in the Upper Gunnison River Basin.  This Stipulation has been submitted to the Water Court for approval.   USECC’s water rights will be protected by this Stipulation and there is no need for USECC to be an active participant in future proceedings in this case, which will involve quantification of the in-stream flows claimed the United States of America for the Black Canyon Park.

Sutter Gold Mining Inc. - Quiet Title Litigation

In 2004, USECC Gold Limited Liability Company (a predecessor of Sutter) as plaintiff filed an action (USECC Gold Limited Liability Company vs. Nevada-Wabash Mining Company, et al, Case No. 04CV3419) in Superior Court of California, County of Amador) seeking to quiet title as vested in plaintiff to two patented mining claims at the Sutter Gold project.  All but one of the approximately 54 defendants (dissolved private corporations and other entities, their stockholders and/or estates of deceased stockholders) has defaulted.  Plaintiff and the remaining defendant continue to have settlement discussions.  If a settlement is not reached, a trial on this mater is tentatively scheduled for November, 2007.

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

Risks Associated with Entry into New Areas of Business - The Company, through USECC, is entering into the multifamily housing business which has risks associated with it relating to a future decline in available renters and fluctuations in the local real estate market as well as local employment which is tied to the market price for natural gas and coal.  As the multifamily housing unit has not yet been built, and a down turn in the real estate market in Gillette, Wyoming is not foreseen, management believes that the risk during the construction and initial occupation phase of the project will not have a material impact on the Company’s financial statements.  However, significant risk from a cash flow (and therefore debt service) perspective may develop in this sector after the initial occupation phase is completed, depending on occupancy and rent rates.

The Company may elect to participate with USE on a cost basis re-enter the oil and gas exploration business.  The cost of drilling, availability of take away capacity and oil and gas prices are risks that the Company may be exposed to it elects to participate.

  Possible Need for Added Capital -  Historically, working capital needs have been primarily met from receipt of funds from liquidating investments, selling partial interests in mineral properties and selling equity.  Although the Company  received significant cash proceeds from the sale of the uranium properties in April 2007, and has received additional cash from selling the Uranium One shares, the development and production of mineral properties is very capital intensive.  The Lucky Jack Property will take significant amounts of capital to place it into production.  We may seek equity and/or debt financing for this purpose, which may result in dilution to current shareholders.

  No recurring business revenues and uncertainties associated with transaction-based revenues - Presently the Company does not have an operating business with recurring revenues.  Receipt of funds from selling interests in mineral properties, or liquidating investments in mineral properties (or the subsidiaries which hold properties) is unpredictable as to timing, structure, and profitability.  For example, we began activities in the coalbed methane sector in 1999 by starting up RMG.  RMG used, rather than provided, capital until it was sold to Enterra Energy Trust in June 2005.  In 2003, we acquired stock in Pinnacle by RMG’s contribution of properties into Pinnacle, but we did not realize a return on the transaction until September 2006.

Working capital on hand is expected to be sufficient to fund general and administrative expenses, and conduct exploration and a limited amount of development work on the mineral properties as well as other business ventures we are pursuing, including multifamily housing.  Although the Company currently has working capital, it will need to continue to seek funding from industry partners or sell equity or debt to develop all the projects.  Also, it is anticipated the necessary capital for developing the Lucky Jack Molybdenum Property will be available through Kobex to obtain mining and other permits, further delineate the mineral resources underground, and plan the mining and processing operation.  However, additional capital (the costs of which would be shared by the Company and Kobex) will be necessary to put the property into production.

The interest retained by the Company in the Lucky Jack molybdenum property is not expected to generate recurring revenues for several years. In addition, the mine plan of Phelps Dodge Corporation (from whom we received the property) and its predecessor companies encountered opposition from local and environmental groups, as well as municipal and county government agencies.  That opposition will likely continue, and may result in unexpected delays and increased costs to get a new mine plan approved.

Uncertainties in the value of the mineral properties - While we believe that the mineral properties are valuable, substantial work and capital will be needed to establish whether they are in fact valuable.

The profitable mining and processing of gold by SGMI will also depend on many factors, including: receipt of permits and keeping in compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for gold, and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

The Lucky Jack Property has been analyzed and explored by its prior owners.  This data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations.  Obtaining mining and other permits to begin mining the molybdenum property may be difficult, even with the assistance of Kobex.  Capital requirements for a molybdenum mining operation will be substantial.

We have not yet obtained final feasibility studies on any of the mineral properties.  These studies would establish the potential economic viability of the different properties based on extensive drilling and sampling; the design and costs to build and operate mills, the cost of capital, and other factors.  Feasibility studies can take many months to complete.  These studies are conducted by professional third-party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (i.e., amounts of minerals in sufficient grades that can be extracted profitably under current commodity pricing assumptions and estimated for development and operating costs).  A feasibility study usually, but not always, must be completed in order to raise the substantial capital needed to put a mineral property into production.  We have not established any reserves (i.e., economic deposits of mineralized materials) on any of its properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

Compliance with environmental regulations may be costly - Our business is regulated by government agencies.  Permits are required to explore for minerals, operate mines and build and operate processing plants.  The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues.  If the economics of a project cannot withstand the cost of complying with changed regulations, the Company might decide not to move forward with the project.

We must comply with numerous environmental regulations on a continuous basis, to comply with United States environmental laws, including the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act (“RCRA”).  For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities.  Additional monitoring and reporting is required by state and local regulatory agencies.  The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states (for examples, California for SGMI’s gold property and Colorado for the Lucky Jack project) impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes.  Environmental regulatory programs create potential liability for operations, and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the project until compliance is achieved.  Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments therein.

We depend on key personnel - The Company shares all employees with USE.  Jointly we have a very limited staff and executive group.  These persons are knowledgeable of our mineral properties and have experience in dealing with the exploration of mineral properties as well as the financing of them.  The loss of key employees would adversely impact our business, as finding replacements is difficult as a result of competition for experienced personnel in the minerals industry.

  We will seek additional business activities - Our interests in SGMI and the Lucky Jack Property are the primary mineral properties owned by us (indirect in the case of SGMI) after the sale of the uranium assets to Uranium One.  We intend to acquire other mineral interests, and pursue other business activities such as real estate development and may elect to participate with USE in oil and gas exploration.  Other than real estate investment opportunities we don’t currently have any agreements in place for other business opportunities.

We may be classified as an inadvertent investment company - We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Federal Investment Company Act of 1940, a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items).

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

Proposed Federal Legislation

The U.S. Congress from time to time has considered proposed revisions to the General Mining Law, including as recently as in 2007.  If these proposed revisions were enacted, payment of royalties on production of minerals from federal lands could be required as well as additional procedural measures, new requirements for reclamation of mined land, and other environmental control measures.  The effect of any revision of the General Mining Law on operations cannot be determined until enactment, however, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

ITEM 2.                   Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2007, the Company issued 200,000 shares of its common stock subject to the exercise of an option by one of its former officers.

ITEM 3.                   Defaults upon Senior Securities

Not applicable.

ITEM 4.                   Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.                   Other Information

Not applicable.

ITEM 6.                   Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed two reports on Form 8-K for the quarter ended September 30, 2007. The events reported were as follows:

	1.	The report filed on July 30, 2007, under Item 8.01 referenced the final sale of the shares of sxr Uranium One.

	2.	The report filed on August 6, 2007, under Item 1.01 referenced the amendment to the plan and agreement of merger of Crested Corp. into U.S. Energy Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRESTED CORP.
(Company)

Date: November 13, 2007	By:	/s/Harold F. Herron
HAROLD F. HERRON,
Co-Chairman and President

Date: November 13, 2007	By:	/s/Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer